Form 10-Q
period 1995-09-30
INTERNATIONAL CRYOGENIC SYSTEMS CORP
filed 1996-02-28
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended  September 30, 1995

                        Commission File Number  33-19584
                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

Nevada                                                                23-258270
(State of Incorporation)                       (IRS Employer Identification No.)


6626 Topper Parkway
San Antonio, Texas 78233                                           210-654-1212
(Address of principal executive offices)         (Registrant's telephone number)


Securities registered pursuant to Sections 12(b) of the Act: NONE Securities registered pursuant to Sections 12(g) of the Act: NONE


Common Stock,  $0.001 Par Value                          OTC Bulletin Board


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X     NO      .
                   -----      -----


As of September 30, 1995, 5,361,234 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,473,085.





















Sequential Page 1 of 13

                     INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                                  AND SUBSIDIARIES


                                        INDEX




PART I.   FINANCIAL INFORMATION                                            Page

     Item 1:   Financial Statements (Unaudited)


          Consolidated Statement of Financial Position at
          September 30, 1995 and December 31, 1994.                           3

          Consolidated Statement of Operations for Three and Nine
          Month Periods Ended September 30, 1995 and September 30,1994.       4

          Consolidated Statement of Changes in Stockholders' Equity
          for Three Month Periods September 30, 1994 and September 30, 1995.  5

          Consolidated Statement of Cash Flows for Three and Nine Month
          Periods Ended September 30, 1995 and September 30, 1994.            6

          Notes to Consolidated Financial Statements at September 30, 1995.   7

     Item 2:   Management's Discussion and Analysis of                        8
               Financial Condition and Results of Operations.




PART II.   OTHER INFORMATION                                                 12


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.


     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.













Sequential Page 2 of 13

INTERNATIONAL CRYOGENIC SYSTEMS CORP.                       STATEMENT OF FINANCIAL POSITION
                                                            AT SEPTEMBER 30,1995
UNAUDITED                                                   AND DECEMBER 31, 1994
--------------------------------------------------------------------------------------------------
      ASSETS
                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                1995                     1994
                                                                ----                     ----
CURRENT ASSETS
   Cash                                                         $66,795                     $26
   Accounts Receivable, Net of allowance
     for doubtful accounts of $5,000.                           262,746
   Inventory                                                     33,888
   Stock Subscription Receivable                                  7,500                 140,000
   Refundable Deposits                                           11,258
   Prepaid Expenses                                              21,646
                                                             -----------              ----------
     Total Current Assets                                       403,833                 140,026
                                                             -----------              ----------
EQUIPMENT
   Net of Accumulated Depreciation of $19,141                   151,027
                                                             -----------
OTHER ASSETS
   Patent Rights and Related Technology                       1,551,765                 726,572
   Organization Costs, Net of Accumulated
     Amortization of $18,734                                    106,612
   Excess of Cost Over Book Value
     of Subsidiaries                                            457,103
                                                             -----------              ----------
     Total Other Assets                                       2,115,480                 726,572
                                                             -----------              ----------

TOTAL ASSETS                                                 $2,670,340                $866,598
                                                             ===========              ==========
       LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES
   Accounts Payable                                            $326,714                 $99,409
   Deferred Fees                                                 83,000
   Interest Payable                                               8,854

   Wages Payable                                                  2,583
   Payroll Taxes Payable                                          1,424
   Loans Payable                                                 50,000
                                                             -----------              ----------
     Total Current Liabilities                                  472,575                  99,409
                                                             -----------              ----------
STOCKHOLDERS' EQUITY
   Common Stock - 200,000,000 shares
     authorized,  $.001 Par Value, 3,682,234
     shares issued and outstanding at December 31,
     1994, and 5,361,234 shares issued and
     outstanding at September 30, 1995                            5,360                   3,681
   Additional paid-in capital                                 3,599,082               1,849,753
   Accumulated Deficit                                       (1,406,677)             (1,086,245)
                                                             -----------              ----------
   Total Stockholders' Equity                                 2,197,765                 767,189
                                                             -----------              ----------

TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                   $2,670,340                $866,598
                                                             ===========              ==========

The accompanying notes are an integral part of these financial statements.


Sequential Page 3 of 13

INTERNATIONAL CRYOGENIC SYSTEMS CORP.                       STATEMENT OF OPERATIONS FOR THE THREE AND
                                                            NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995
UNAUDITED                                                   AND SEPTEMBER 30, 1994.
--------------------------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                        1995        1994        1995        1994

SALES                                              $738,703          $0  $3,300,354          $0
                                                  ----------  ---------- -----------  ----------

COST OF SALES                                       539,253               2,655,950
                                                  ----------             -----------

GROSS PROFIT                                        199,450                 644,404
                                                  ----------             -----------

GENERAL AND ADMINISTRATION EXPENSES                 327,686      13,305     972,400      95,376
                                                  ----------  ---------- -----------  ----------

(LOSS) FROM OPERATIONS                             (128,236)    (13,305)   (327,996)    (95,376)

OTHER INCOME - INTEREST                                  44                   2,566
                                                  ----------  ---------- -----------  ----------


NET (LOSS)                                        ($128,192)   ($13,305)  ($325,430)   ($95,376)
                                                  ==========  ========== ===========  ==========

NET  ( LOSS)  PER  SHARE                             ($0.02)       (NIL)     ($0.06)     ($0.03)
                                                  ==========  ========== ===========  ==========




The accompanying notes are an integral part of these financial statements.


























Sequential Page 4 of 13


INTERNATIONAL CRYOGENIC SYSTEMS CORP.                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                FOR THE THREE MONTH PERIODS ENDED
UNAUDITED                                                       SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1995.
--------------------------------------------------------------------------------------------------------------


                                                                         ADDITIONAL
                                                     COMMON  STOCK         PAID-IN    ACCUMULATED
                                                 STOCK        AMOUNT       CAPITAL     (DEFICIT)     TOTAL
                                               ---------------------------------------------------------------

Balances At July 1, 1994                        3,517,234       $3,516   $1,658,918    ($923,036)    $739,398

Common Stock Issued For Consulting Services
at $1.00 Per Share                                 13,000           13       12,987                    13,000

Net (Loss) For The Three Month Period
Ended June 30, 1994                                                                      (13,305)     (13,305)
                                                ----------  -----------  -----------  -----------    ----------

Balances At September 30, 1994                  3,530,234       $3,529   $1,671,905    ($936,341)    $739,093
                                                ==========  ===========  ===========  ===========    ==========



Balances At July 1, 1995                        4,453,234       $4,452   $2,699,982  ($1,278,485)  $1,425,949

Common Stock Issued For Acquisition of Nauticon   900,000          900      899,100                   900,000

Common Stock For Cash - Excercise Stock Option      8,000            8                                      8

Net (Loss) For The Three Month Period
Ended september 30, 1995                                                                (128,192)   ($128,192)
                                                ----------  -----------  -----------  -----------    ----------

Balances At September 30, 1995                  5,361,234       $5,360   $3,599,082  ($1,406,677)  $2,197,765
                                                ==========  ===========  ===========  ===========    ==========


The accompanying notes are an integral part of these financial statements.




















Sequential Page 5 of 13

INTERNATIONAL CRYOGENIC SYSTEMS CORP.                       STATEMENT OF CASH FLOWS FOR THE THREE AND
                                                            NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995
UNAUDITED                                                   AND SEPTEMBER 30, 1994.
---------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPT. 30,    SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                    1995        1994        1995         1994
                                                  ----------  ---------- -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (Loss)                                     ($128,192)   ($13,305)  ($325,430)   ($95,376)
   Add Items Not Requiring The Use of Cash
     Depreciation and Amortization                    6,066                  12,125
   Issuance of Stock for Services                                13,000                  75,761
   (Increase) Decrease in Accounts Receivable        54,752                 (85,720)
   (Increase) Decrease in Inventory                  89,376                 (33,888)
   (Increase) in Refundable Deposits                (11,258)                (11,258)
   (Increase) in Prepaid Expense                    (20,341)                (21,646)
   Increase (Decrease) in Accounts Payable         (154,008)     (1,526)    227,305      (3,209)
   Increase in Deferred Fees                         83,000                  83,000
   Increase in Interest Payable                       8,854                   8,854
   Increase in Wages Payable                          2,583                   2,583
   Increase in Payroll Taxes Payable                  1,424                   1,424
                                                  ----------  ---------- -----------  ----------
   NET CASH USED FROM INVESTING ACTIVITIES          (67,744)     (1,831)   (142,651)    (22,824)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Equipment and Related Technologies   (85,845)               (145,597)
                                                  ----------  ---------- -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Prceeds From Sale of Stock Stock                       8                 420,000
   Decrease in Advance From Officers                                        (56,851)
   Proceeds From Notes Payable                       40,000                  40,000
   Payments on Notes Payable                                                (48,132)
                                                  ----------  ---------- -----------  ----------
   NET CASH PROVIDED FROM
     INVESTMENT ACTIVITIES                           40,008                 355,017
                                                  ----------  ---------- -----------  ----------

NET INCREASE (DECREASE) IN CASH                    (113,581)     (1,831)     66,769     (22,824)

CASH AT BEGINNING OF PERIOD                         180,376       1,878          26      22,871
                                                  ----------  ---------- -----------  ----------


CASH AT END OF PERIOD                               $66,795         $47     $66,795         $47
                                                  ==========  ========== ===========  ==========


SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
   Common Stock Issued From Acquisition            $900,000                $900,000
                                                  ==========             ===========



The accompanying notes are an integral part of these financial statements.




Sequential Page 6 of 13

INTERNATIONAL CRYOGENIC SYSTEMS CORP.     NOTES TO CONSOLIDATED
                                          FINANCIAL STATEMENTS AT
UNAUDITED                                 SEPTEMBER 30, 1995
--------------------------------------------------------------------------------

The condensed consolidated financial statements of International Cryogenic Systems Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, International Cryogenic Systems Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in International Cryogenic Systems Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1994.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of the management, are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results to be expected for a full year.



























     The accompanying notes are an integral part of these financial statements.











Sequential Page 7 of 13

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

General

International Cryogenic Systems Corporation (ICSC) and its related companies design, engineer, manufacture, market and support industrial refrigeration and freezing systems for use world-wide. The Company develops and produces the most advanced, cost-effective and environmentally safe "quick freeze" system in the industry and innovative packaged industrial refrigeration products.

ICSC is continually seeking related acquisitions and joint venture partners that will compliment its line of business and support its growth and goals. ICSC is also forming national and international alliances and distribution centers with agents, distributors and synergistic companies to build a comprehensive industry wide refrigeration and freezer company.

In January 1995, ICSC acquired three related companies in the refrigeration business in a stock exchange transaction. The Company acquired l00% of the stock of the three companies in exchange for 487,500 shares of its common stock. These entities will operate under RealCold Systems, Inc. (RCS), as wholly owned subsidiaries of ICSC. The three companies offer unique and new innovative products, which compliments and secures ICSC's position in the freezer industry.

Technicold Services, Inc. (TSI) offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. TSI also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation (JVC) offers industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. (RCM) designs and produces unique products for the refrigeration industry. RealCold Systems also publishes a quarterly newsletter, COLD TALK, which reaches over (1600) refrigeration technicians in the industry.

RealCold Systems and the related companies manufactures packaged refrigeration systems for both ICSC's cryogenic freezer systems and other industrial users. Custom innovative industrial refrigeration products include the following: ammonia recovery and recycling system, non-chemical water treating systems, liquid recirculating packages, and refrigeration system vessels. RealCold Systems will also offer unique automated ice systems which produce low cost block and sized ice.

In July 1995, the Company announced that RealCold Systems Inc., a wholly owned subsidiary of ICSC, signed a Joint Cooperative Agreement with The Wittemann Company, a wholly owned subsidiary of Dover Corp. (NYSE - DOV), for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The cooperative agreement combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market. The venture should prove very successful for all related companies and their respective products. Look for many new and innovative ideas from this venture.

In a stock exchange transaction, in August 1995, ICSC acquired (100%) of Nauticon Ltd. stock in exchange for (900,000) shares and (300,000) options of ICSC common stock. Nauticon will operate as a wholly owned subsidiary in concert


Sequential Page 8 of 13
with ICSC's other subsidiaries, each concentrating in unique, proprietary products for the food freezing, refrigeration and cooling fields.

Nauticon, is an Austin, Texas based manufacturer of innovative evaporative heat exchangers. Nauticon line of products represent five years of development. An unique concept (patent pending) couples modern plastics with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. These evaporative heat exchangers are self cleaning in most applications thus eliminating chemical cleaning. These outstanding features cannot be found in competitive products.

Nauticon evaporative heat exchangers serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils.

There are two major operating subsidiaries of the Company, RealCold Systems and Nauticon, supporting all operating activities for the freezing systems and refrigeration systems respectively. RealCold Systems, Inc. is the entity supporting all packaged refrigeration systems, custom refrigeration products and the freezer systems operations. San Antonio, Texas is the corporate facility for all technical and service product support for both the freezing and refrigeration systems including: design and engineering, assemble and fabrication, sales support and consulting services, and product field maintenance. Nauticon supports their evaporative heat exchanger systems from their corporate facility in Austin, Texas, which houses administrative operations, design and engineering, manufacturing, marketing services and sales support world wide. Both entities are supported by ICSC Marketing Company, responsible for international sales and services.

Synergy of operations: people and product activity will be related with respective freezing and refrigeration product knowledge. All personnel are cross trained and knowledgeable about all product lines. Direct sales personnel, agents and distributors, and manufactures reps will market related industry products to their respective customer base. Products produced for the refrigeration business (compressors, condensers, vessels, parts etc.) are also needed to compliment the Company's industrial freezer systems. Packaged freezer and refrigeration systems are a longer sales cycle with a larger sale price providing greater sales volume; refrigeration products and components have a shorter sales cycle with a smaller sale price providing constant cash flow.

Administration office procedures have been implemented for new work flow accounting functions. These new functions will greatly improve order processing, receivables and payables, and customer relations resulting in reduced administration costs. The Company has initiated a new on-line proposal writing system and engineering sales tool on the world wide INTERNET that should enhance sales for all Company products. A remote sales rep engineer will be able to video conference with the customer in a real time environment with the related support facility to prepare a sales proposal producing text, technical drawings, color pictures and video.

The Company has established a relationship with a finance company for a leasing program, leasing total turn key systems including products, services, maintenance and supplies.





Sequential Page 9 of 13

Results of Operations

For the third quarter ended September 30, 1995, the Company incurred a net loss of ($128,192) or ($0.02) per share on sales of $738,703. This compares with a net loss of ($13,305) on sales of $0 as a development stage company in the third quarter of 1994.
Year todate total assets are $2,670,340, stockholders equity is $2,197,765, and there is no long term debt.

The primary reasons for the loss todate were: (1) The continued affect on daily operations from the merger of three companies in January 1995 and the expenses associated with the third quarter acquisition of Nauticon. (2) The ongoing development and testing of the new freezer system. (3) The ammonia industrial refrigeration contractor demand for system components was in an industry cycle "lull" for the past three months. Due to the related startup costs for the administrative office, coordinating the marketing activities and setting up new manufacturing production procedures, the cost of sales and operating expenses were higher than expected.

Management anticipates that Company sales will increase the fourth quarter and continue through the next year. Recent proposal bidding for ammonia refrigeration packages have greatly increased and sales activity in the industry has shown signs of improving. Over the past three months, since our partnership with The Wittemann Company, over twenty prospects have been generated for carbon dioxide plants throughout the world. The Company's new drum freezer system, ReelFreeze, which is designed for use of both CO2 and liquid refrigerants, is currently in the process of freeze testing various food products by food product line prior to being marketed.

Nauticon is now beginning to see favorable results from having shown their evaporative condenser system at the Food Marketing Exibition and the ARI - ASHRAE Exhibition in Chicago. They have hosted a number of interested visitors, (both from the United States and foreign countries), who represent very significant markets for their products.

A Nauticon Evaporative Condenser was purchased by an Israel customer, that exhibiting the system at the heating-air conditioning-refrigeration show in TelAviv, before installing it in its permanent location. The customer desires to represent Nauticon products in Israel. Recently Nauticon shipped its first system to Costra Rica, where the company anticipates additional orders.

Company executives representing Nauticon and executives from a major manufacturer of refrigeration equipment have recently exchanged facility visits. The manufacturer expressed a very strong interest in pursuing a joint manufacturing and marketing program with Nauticon.





















Sequential Page 10 of 13

Financial Summary

                             Three Months Ended                Nine Months Ended
                    Sept. 30, 1995 Sept. 30, 1994 Sept. 30, 1995 Sept. 30, 1994
                   --------------- -------------- -------------- --------------


Sales                     $738,703             $0     $3,300,354             $0
Net Earnings (Loss)     ($128,236)      ($13,305)     ($327,996)      ($95,376)

Earnings (Loss) Per Share    (.02)          (NIL)          (.06)          (.03)
Shares Outstanding       5,361,234      3,530,234      5,361,234      3,530,234





Total Assets                                          $2,670,340       $741,619

Total Liabilities - Current                             $472,575         $2,525
Total Liabilities - Long Term                                 $0             $0

Total Stockholders Equity                             $2,197,765       $739,094








































Sequential Page 11 of 13

PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings.

       None

Item 2.     Changes in Securities

        None.

Item 3.     Defaults Upon Senior Securities.

       None.

Item 4.     Submission of Matters to a Vote of Security Holders

       None.

Item 5.     Other Information.

       None.

Item 6.     Exhibits and Reports on Form 8-K.

       None.




































Sequential Page 12 of 13

                     INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
                                      FORM 10-Q
                                 September 30, 1995


                                      Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 6, 1995



INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION


Francis L. Simola
---------------------------
Francis L. Simola
President and Chairman
(Chief Executive Officer)



Terrence  J. Dunne
----------------------------
Terrence  J. Dunne
Treasurer and Director
(Chief Financial Officer)






























Sequential Page 13 of 13