Form 10-K
period 1995-12-31
INTERNATIONAL CRYOGENIC SYSTEMS CORP
filed 1996-04-19
CIK 827055

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                        Commission File Number 33-19584


                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


       Nevada                                     23-258270
       (State of Incorporation)                   (IRS Employer
                                                  Identification No.)


       6626 Topper Parkway
       San Antonio, Texas                         78233
       (Address of principal executive offices)   (Zip Code)


              Registrant's telephone number:     210-654-1212


      Securities registered pursuant to Sections 12(b) of the Act:  NONE

      Securities registered pursuant to Sections 12(g) of the Act:  NONE


      Common Stock,  $0.001 Par Value         Electronic  Bulletin Board


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X     NO      .
         -----      -----


     As of December 31, 1995, 5,371,234 shares of Common Stock were outstanding, and the aggregate market value of such shares held by unaffiliated stockholders was approximately $3,081,315.


               Documents incorporated herein by reference:  NONE

PART  I

ITEM 1.   BUSINESS

General Company Business

International Cryogenic Systems Corporation (ICSC) and its related companies design, engineer, manufacture, market and support industrial refrigeration and freezing systems for use world-wide. Innovative and unique industrial refrigeration products and packages include evaporative heat exchange systems, ammonia recovery and recycling systems, non-chemical water treating systems, liquid recirculating packages, and merchant carbon dioxide plants. The most advanced, cost-effective and environmentally safe "quick freeze" system has been developed for the billion dollar food freezing industry. The Company is forming alliances and distribution centers with agents, distributors and synergistic companies world wide, building a comprehensive refrigeration and freezer business. ICSC is continually seeking related acquisitions and joint venture partners that will compliment its line of business and support its growth and goals.

During 1995, ICSC acquired four companies in the refrigeration business in a stock exchange transaction. These entities, which compliment and secure ICSC's position in the industry, operate as wholly owned subsidiaries. RealCold Systems, Inc., offers custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company. Nauticon, Ltd. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation offers industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. designs and produces unique products for the refrigeration industry. RealCold Systems also publishes a quarterly newsletter, COLD TALK, which reaches over
(1800) refrigeration technicians in the industry.

The new companies have been a proven success, because they not only increased the Company's sales and assets but also support ICSC's freezer systems with their in-house engineering and manufacturing experience. Packaged systems and custom products produced by RealCold are an integral part and compliment the Company's freezer systems. RealCold's expertise and support has refined progress on the Company's new drum freezer system, ReelFreeze, which is designed to use either CO2 or liquid refrigerants for domestic and international markets. The new drum system is currently in the process of freeze testing various food products and is being marketed using either refrigerant.

RealCold Systems Inc. signed a Joint Cooperative Agreement in July 1995 with The Wittemann Company, a wholly owned subsidiary of Dover Corp. (NYSE - DOV), for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. The cooperation agreement combines the technical expertise and experience of RealCold with the marketing of Wittemann. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. George Briley, President of RealCold Systems with over 46 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market.

In August 1995, ICSC acquired Nauticon Ltd., a company that manufactures and markets a product line of innovative evaporative heat exchange systems for the HVAC and refrigeration industry, representing over five years of development. The new patented products are innovative and unique in design and simple to manufacture. They use new material technology with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. The evaporative heat exchangers are self cleaning in most applications thus eliminating chemical cleaning. The outstanding Nauticon product features cannot be found in competitive products. Nauticon evaporative heat exchangers serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils. They are used for condensers, fluid coolers, booster coolers, and cooling towers. The Company believes that the Nauticon products may revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns world wide. The Nauticon application should reduce these traditional concerns and enhance the industry's growth.

ICSC's freezer system, patented in May l990, quick-freezes food products by immersing them in a bath of refrigerant, with special advantages for fragile foods such as fruits and seafood. Quick freezing forms a protective, ice-glazed shell around foods with little cellular damage. This method retains freshness and flavor, and prevents clumping for processing and packaging. Quick freezing also reduces shrinkage, promotes faster thawing, extends product quality and shelf life up to four times longer than other processes. This unique process provides the least cost to freeze per product pound versus competition.

The Company has designed a unique close-looped refrigeration recovery system which compliments the freezer system process. It contains and recycles the refrigerant gasses to liquid, providing less costly use of refrigerants. It has environmental advantages over competitive systems. ICSC's cost-effective systems use less energy, less refrigerant, save space, and require no periodic defrosting.

The Company's Star Wheel freezing system, which is an enhanced design of its original freezer system, was completed in March l994. A second generation compact Rotary Drum freezing system was introduced August 1995. The Star Wheel freezing system employs inlet and outlet star wheels, which seal the refrigerant and food product in a freezer chamber. The total system process is automated. The star wheels are synchronized with a conveyor belt immersed in the refrigerant. ICSC's newly designed Rotary Drum System receives food product into rotating drum pockets. Refrigerant enters each individual pocket from the top of the rotating drum. While rotating, the sealed food product and refrigerant in the drum pockets are computer controlled, cycled and timed for freezing specifications desired.

The Company feels very confident, that there is an abundant market need for the new freezing systems, and that they will be very successful and profitable world-wide. The refrigeration business, while complimenting the freezer business, will grow and become more successful. This years sales and projections are exceeding the Company's expectations. The new acquisitions and joint venture should all become very successful because of their inherent product line and established experience. Together with an experienced management team and additional capital these programs will provide the Company a tremendous opportunity to increase shareholder value through profitable expanded growth.

Previous Company Business

The Company was originally established in 1988 as a private company, Immersion Cryogenic Systems Corporation, to fabricate and market its original freezer systems. In January l993 the Company's assets were merged into a public entity, International Cryogenic Systems Corporation formerly known as Marco Ventures, and is currently trading on the Nasdaq Electronic Bulletin Board with the symbol ICRY. The public Nevada corporation, Marco Ventures, was originally organized on October 7, 1987 for the purpose of engaging in the acquisition of any and all types of assets, properties and businesses. Two of the Company's executives/directors, President and Treasurer, have been affiliated with the public company since 1988 and were also affiliated with the private company as directors prior to the merger.

At the Annual Meeting of Shareholders of the Company on September 30, 1988, the shareholders of the Company approved the acquisition of Power-Tech Corporation from Simco Data Group, Inc., for 16,000,000 shares of common restricted stock, and entered into a joint venture between its then wholly owned subsidiary Power-Tech Corp. and Re-Tech, Inc. The Company then entered into an Agreement dated January 9, 1990 to cancel all failed relations with Re Tech, Inc., and to sell its wholly owned subsidiary Power-Tech Corporation to Re-Tech, Inc. The Company sold its entire 100% ownership interest in Power-Tech Corporation to Re-Tech, Inc., for 250,000 shares of Re-Tech, Inc. common restricted stock. All obligations existing among the parties were canceled. The parties further agreed to hold the other harmless with respect to any liabilities.

On December 12, 1990, the Company entered into an agreement, relative to a product license of certain medical and technical products, with Performance Concepts, Inc., (PCI) a privately held Ohio Corporation. PCI was to receive shares in the Company based on incentives for sales and revenue. Subsequently, no sales and revenue was accounted for and all agreements were canceled for non performance.

On December 14, 1990, the Company entered into a letter of intent with Innovative Imaging Systems, Inc. (IISI), a privately held Ohio Corporation. IISI is the developer of advanced technology and equipment called industrial computed tomography (CT), and has patent positions on new electronic imaging technology. Subsequent to the original letter of intent with IISI on December 14, a revised letter of intent was re-negotiated on January 30, 1991. The letter of intent between the Company and IISI granting an exclusive license for all of IISI's current and future electronic imaging hardware and software products, and all related services such as; contract imaging services and contract maintenance services. Negotiations on the funding agreement for a public offering never matured, and all relationships and agreements were canceled.

On October 31, 1991 the Company formally rescinded any and all previous agreements and relations with any company or business that had a prior relation with the Company (Marco Ventures), including Performance Concepts Inc. and Innovative Imaging Systems Inc.

On December 28, 1992, the Board of Directors unanimously voted to change the name of the Company to INTERNATIONAL CRYOGENIC SYSTEMS CORP. (ICSC)

Asset Acquisition: On December 28, 1992, the Board of Directors of the Company agreed to issue 2,414,083 shares of common stock to six individuals for the exclusive rights to U. S. Patent No. 4,928,492 (May 29, 1990); which provides a method and apparatus for production treatment of a product through the usage of a cryogenic liquid and in a manner such that minimum loss of the cryogenic liquid is encountered. The products that will be processed by this method includes, but not limited to, food products, computer chips, tires for recycling, blood and plasma products, and medical utensils that require a high degree of sterilization. In addition to the patent rights, the Company acquired the following:

1).  A manufacturing agreement with R. A. Hanson Company of Spokane, WA.
2). Almost three years of improved engineering and cost efficiencies on the total system by the R. A. Hanson Company of Spokane, WA.
3). A demonstration model unit in current production costing an estimated $215,000.
4). A license and marketing agreement with Cryodynamics Corporation, a Delaware Corp.
5). Three years of marketing studies and due diligence on the product in Mexico, Southeast Asia and Europe.

The total value of the transaction was $724,224.90. Two of the six individuals, (Terrence J. Dunne and Francis L. Simola) receiving stock in this transaction are Directors of the Company. Terrence J. Dunne received 850,000 and Francis
L. Simola received 340,041 shares of stock respectively. This represents 49.3% of all the common stock issued for the transaction.

The manufacturing and engineering agreement with R. A. Hanson Company has been rescinded. The Company has since moved all manufacturing and engineering to a new manufacturing facility in San Antonio, Texas. The license and marketing agreement with Cryodynamics Corporation was canceled in June, 1993 because of non-performance.

The current structure and organization of ICSC as a public entity through 1993 and 1994 was considered as a development stage company even though the accumulated background and experience expanded over (24) months. The design, manufacture and testing of two major freeze machine products, and the restructure from a private company to a public company expended company time and capital. The newly designed and manufactured Star Wheel freezer machine was completed and operating consistently as of March 1994. This was a major undertaking and technology breakthrough proving that the new immersion freezer design concept worked. In June 1994 a marketing program was initiated for the freezer machine, and the progress in business activity projected the company into a true operating entity. Consequently, through December 31, 1994 there was no revenue generating operating activities. The Company started generating revenue after establishing RealCold Systems, Inc. and its first acquisition in January 1995.

During 1994 the company was active in testing various food products and demonstrating the freezing process to prospective customers. During this time the Company acquired additional knowledge and experience; in the use of food freezant, visiting with major chemical manufactures of refrigerants; in the use of frozen food processing equipment, visiting major food processing customers and food processing conventions.

The Company implemented a growth plan in 1994 as follows, that has structured the bases of the current ICSC organization.

     (1)  Hire knowledgeable people into the business.

The Company entered into an employment agreement with Franco Buchbinder in May 1994. Mr. Buchbinder has over (35) years experience in international marketing operations in the food equipment and food processing business. Mr. Buchbinder became a Director of the Company in May 1994, and is President of ICSC Marketing Company, responsible for international sales and marketing.

The Company entered into a long term consulting agreement with George Briley in April 1994. Mr. Briley has over (45) years experience in the refrigeration business. He was the principal owner of Technicold Services, Inc., a refrigeration consulting company and RealCold Maintenance Systems Inc., a refrigeration maintenance company that ICSC acquired in January 1995. Mr. Briley was primarily responsible for the design of the refrigeration system which incorporates the freezer systems. Mr. Briley became a Director of the Company effective September 1994, and President of RealCold Systems, Inc.

     (2) Joint Venture or Acquire other related refrigeration and freezing equipment suppliers, and other related products.

The company acquired l00% of the stock of Technicold, RealCold and Jordan Vessel in exchange for 487,500 shares of its common stock. The company also acquired l00% of the stock of Nauticon in exchange for 900,000 shares of its common stock and an option to purchase 300,000 shares of common stock.

Technicold Services, Inc. - Refrigeration consulting services. Mr. George Briley is a well respected consultant in the refrigeration industry. He has also established an educational customer training program for the refrigeration industry.

RealCold Maintenance Systems, Inc. - Provides maintenance and service programs for refrigeration systems. Mr. Briley designs and engineers unique, cost effective, maintenance refrigeration products; Ammonia Recycling System, Water Treatment System.

Jordan Vessel Corp. - Fabricates and markets refrigeration pressure vessels and various related commercial and industrial products.

Nauticon Ltd. - Designs, engineers and fabricates a new unique patented Refrigeration and HVAC Heat Exchange System such as condensers, fluid coolers and cooling towers.


The Company formed joint venture agreements with two companies during 1995.

Marped Engineering Co. - The Company entered into an agreement with Marped to design, engineer and fabricate a unique low cost effective Rotary Drum freezing system. The Company anticipates that it will extend the Marped agreement to fabricate additional Rotary Drum Systems. The Company is also contemplating acquiring other related industry products from Marped.

The Wittemann Company - RealCold Systems Inc., a wholly owned subsidiary of ICSC, signed a Joint Cooperative Agreement with The Wittemann Company, a wholly owned subsidiary of Dover Corp. (NYSE - DOV), for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors.

     (3) Partner with a major chemical manufacturer to supply food grade refrigerant.

ICSC established a relationship with ICI Klea, a major chemical manufacturer for the supply of refrigerant. It is the desire of both companies to expand the relationship and establish ICI Klea as the exclusive refrigerant supplier, and jointly market respective products.

The Company also anticipates a cooperative marketing relationship with The Wittemann Company and its relationship with the sale of merchant CO2 plants and the production of CO2 and the freezer systems.

(NOTE) - The Company uses CO2 and CFC-12 refrigerants in its freezing process. The refrigerant CFC-12 is used primarily overseas in third world countries for specific freezing applications. In discussions with the EPA and review of EPA documentation, the Company has learned that as of December 31, 1995 there will be a restriction on the manufacture of CFC-12 for use in developed countries. Other third world countries will probably continue to manufacture CFC-12. It will then be more difficult to acquire food grade CFC-12 for use primarily in the US, because of the eventual shut down of manufacturing, and because of a federal tax in the US to limit its use. On the Company's behalf, ICI Klea has had discussions with federal agencies in the US and a foreign country to try to gain approval for the use of a food grade HFC134a, which is a recommended replacement for CFC-12.

The use of HFC134a may not be approved as a food grade refrigerant, therefore the Company will market its freezer system the US using only CO2 as the refrigerant. Specific third world countries are permitted to use CFC's for an extended period of time. The greatest and most immediate marketing opportunities using CFC-12 refrigerants in third world countries is in the freezing process of scrimp.

     (4) Fund the growth plan with sufficient capital.

The Company has successfully raised sufficient capital to fund daily business operations, and is confident that additional funds can be raised when and if necessary through private placements and the investment community.


Current Company Business


Organization and Operations:

The current structure of ICSC is organized like a holding company with independent and self sufficient subsidiaries related to the same industry. There are two major subsidiaries and a marketing company: RealCold Systems, Inc., packaged refrigeration and freezer systems, and Nauticon Ltd., refrigeration and evaporative heat exchange systems. ICSC Marketing Company supports all sales and marketing activities, primarily the international market. Subsidiaries supporting RealCold Systems Inc: Jordan Vessel Corp., Technicold Systems Inc., and RealCold Maintenance Systems Inc. Included is the joint venture with The Wittemann Company providing world wide market support for refrigeration systems and merchant CO2 plants.

The Company is forming alliances and distribution centers with agents, distributors and synergistic companies world wide, building a comprehensive industrial refrigeration and freezer business. ICSC is continually seeking related acquisitions and joint venture partners that will compliment its business and support its growth and goals.

The Company has established a relationship with a finance company for a leasing program, leasing total turn key systems including products, services, maintenance and supplies.

Subsidiaries - Two major operating subsidiaries, RealCold Systems, Inc. and Nauticon Ltd., supported by the parent public entity, ICSC, supports all operating activities for the freezing systems and the refrigeration systems and the evaporative heat exchange systems respectively. RealCold Systems, Inc. supports all refrigeration and freezer systems and operations from their corporate facility in San Antonio, Texas. Nauticon Ltd. supports all evaporative heat exchange and refrigeration systems and operations from their corporate facility in Austin, Texas. The respective corporate facilities support all technical and service product operations including; design and engineering; assemble and fabrication; administration; marketing, sales support and consulting services. Sales and marketing activities are supported by represented agents, dealers and distributors.

Synergy of operations; people and product activity all related with respective freezing and refrigeration product knowledge. People are cross trained and knowledgeable about all products.

Sales agents and distributors may market related industry products to the same customer. Products produced for the refrigeration business (compressors, condensers, vessels, parts etc.) are also needed to compliment the freezing system. Packaged freezing and refrigeration systems are a longer sales cycle, bigger sale price; refrigeration products and components have a shorter sales cycle, smaller sale price providing constant cash flow.

The cooperative agreement between RealCold and Wittemann combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for merchant carbon dioxide systems for this worldwide market. This venture should prove very successful for all related companies and their respective products. New innovation technology for carbon dioxide systems should come from this cooperative venture.

Management - The Company's business operations are supported by an executive management team with over (150) years experience, which includes the directors of the Company, having extensive experience and background adequately related
to the business.   CEO - over (30) years experience in marketing and
management; CFO - over (22) years experience in finance, a CPA with a concentration on SEC audit and public accounting; General Counsel - over (30) years legal experience including counsel to two Fortune 100 companies; Marketing Executive - over (35) years experience in international trade and marketing of food related refrigeration and freezing equipment; Technical Executive - over (46) years experience in engineering and design, and a well-known expert consultant in the refrigeration industry.

ICSC's management philosophy and structure supports decentralized authority and operations, profit and loss accountability, incentive driven performance and compensation, and total customer satisfaction. The Company's management objective is to become a major force in the multi-billion dollar freezer and refrigeration industry. The Company's goal is to achieve profitable growth and increase shareholder value by increasing its line of superior products and services, through acquisitions and joint ventures of related products and companies.

Facilities - ICSC corporate and administrative offices are located in San Antonio, Texas, Austin, Texas, and Blue Bell, PA. The San Antonio facility supports all engineering, manufacturing and marketing related to the freezer and refrigeration products and packages. The Austin facility supports all engineering, manufacturing and marketing related to the Nauticon products.


Products:

Freezer Systems - ICSC's basic system (patented in May l990) quick-freezes food products by immersing them in a bath of refrigerant, with special advantages for fragile foods such as fruits and seafood. Quick freezing forms a protective, ice-glazed shell around foods with little cellular damage. This method retains freshness and flavor, and prevents clumping for processing and packaging. Quick freezing also reduces shrinkage, promotes faster thawing, extends product quality and shelf life up to four times longer than other processes. This unique process provides the least cost to freeze per product pound versus competition.

The Company has designed a unique refrigeration recovery system, the only close-looped system in the industry. This system recovers CO2 refrigerants. It contains and recycles these gasses, providing less costly use of refrigerants. It has environmental advantages over competitive systems. ICSC's cost-effective systems use less energy, less refrigerant, save space, and require no periodic defrosting.

The Company's newly designed Star Wheel freezing system was completed in March l994; its second generation compact Rotary Drum freezing system will be introduced early in 1995. The Star Wheel freezing system employs inlet and outlet star wheels, which seal the refrigerant and food product in a freezer chamber. The total system process is automated. The star wheels are synchronized with a conveyor belt immersed in the refrigerant. ICSC's newly designed Rotary Drum System (patent pending) receives food product into rotating drum pockets. Refrigerant enters each individual pocket from the top of the rotating drum. While rotating, the sealed food product and refrigerant in the drum pockets are computer controlled, cycled and timed for freezing specifications desired.

RealCold Systems and related divisions, manufacture packaged refrigeration systems for ICSC's cryogenic freezing systems and other industrial users. Custom innovative industrial refrigeration products include the following: ammonia recovery and recycling system, non-chemical water treating systems, liquid recirculating packages, and refrigeration system vessels. RealCold Systems will also offer unique automated ice systems which produce low cost block and sized ice.

The ISCS Quick Freeze System, employing a recoverable liquid refrigerant, provides a cost effective method for freezing specialty products that are difficult to freeze employing conventional systems. The ICSC Quick Freeze System has advantages over all existing systems. The ICSC Quick Freeze System is designed to freeze "specialty" foods. Those normally hard to freeze products; peeled and deveined shrimp (prawns), fish fillets, sauces (gravies) or other fragile food products. This system may also be employed in "peeling" systems, sterilization of surgical instruments, blood freezing and possibly others. ICSC will employ three major Quick Freeze System products meeting most freezing requirements world-wide.

Star Wheel System - The product to be frozen is conveyed to the freezer inlet synchronized star wheel, which seals the freezant in the freezing chamber. The product is transferred to the perforated conveyor belt which is immersed in the freezant. The heavily insulated freezer chamber is maintained at a slight positive pressure to prevent air infiltration. Excess subcooled freezant is then sprayed over the product as it is carried through a portion of the freezer chamber on the conveyor belt.

To assure that the frozen product does not retain any freezant, the conveyor moves the product through an equilibration zone in the freezer chamber. The time in this zone is approximately three times that required to freeze the product. The frozen product is then discharged from the conveyor belt through the outlet synchronized start wheel, which also seals the freezant in the freezing chamber, to an outlet conveyor into a container. The perforated conveyor belt is synchronized with the inlet and outlet star wheels. The liquid refrigerant and vapor gas is recaptured and recycled.

Belt Feed Freezer System - This product is similar to the Star Wheel System. In lieu of the star wheel mechanized operation, a wide flat horizontal belt feed system is incorporated and synchronized with the inlet and outlet feeder systems.

Rotary Drum System - A small compact, low cost (42" in diameter) rotating drum, constructed of high density (HMW polymer) plastic and stainless steel, which is insulated and sealed maintaining a slight positive pressure to prevent air infiltration. Food product, assembled on a conveyor system, enters sealed rotating drum "pockets". Liquid refrigerant enters the top sealed rotating drum "pockets" and merges with the food product. While rotating, the liquid refrigerant is drained off and the food product remains in the "pockets" for "drying" (evaporation of refrigerant). Rotation cycle is timed and synchronized to produce the level of product freezing desired. Food product is discharged from the rotating drum onto a conveyor system and container. The liquid freezant and vapor gas is recaptured and recycled.

CO2 Freezer System - Designed to operate very similar to the Star Wheel and Rotary Drum Systems, utilizes CO2 in place of a liquid freezant. Also can be designed as a very economical recovery freezing system for existing CO2 installations.

ICSC Quick Freeze Process - The ICSC Quick Freeze process is based upon the principles of the low boiling point of low temperature halocarbon refrigerants, and the subsequent surface heat removal of processed product in an environment of less than -20. F. This is, in this case, accomplished with liquid halocarbon refrigerants, which provides for virtually instant surface freezing.

The mechanics of the system, in general, insures an adequate pathway and retention time which is adjusted to accommodate the mass weight and surface heat or total heat of respiration of the product intended to be quick frozen, and to what degree the freezing process is to be accomplished. This patented process enclosed in a semi-hermetic chamber in which the refrigerant agent's temperature is carefully controlled and monitored, and in which the product is retained as long as is required to obtain the exact freeze criteria.

Upon introducing the product into the ICSC process chamber or "pockets", it is immediately immersed in a liquid bath of refrigerant agent and crust-frozen. This causes the crystal structure of the liquid in the crust to form a matrix which interlocks to the firmness similar to that of an egg shell which protects the delicate inner section which contains the meat, flavoring juices and aromas.

The shape of a delicate form is thus preserved during the quick freezing process, thus preventing damage during deep frozen storage. This also produces a surface or "ice-glazed" which also prevents sticking or ice-packing or the formation of solid clumps of frozen products. The fast freeze preserves the delicate taste and ascetic value of the product, which is important to the ultimate consumer and which preserves the price levels of quality products.


Competition:

Mechanical Systems - There are two types of in-line continuous freezing systems. Each employs a mechanical refrigeration system, usually two staged or economized. Most of the refrigeration systems employ ammonia as the refrigerant. IQF fluidized freezers are employed to freeze loose (unpackaged) vegetables and fruit on a continuous basis. The other mechanical freezing system employs a spiral conveyor to transport product through the enclosure. This type freezer is used to freeze both "open" and boxed products.

Liquid Nitrogen Freezers - Cryogenic freezing has been a factor in the food freezing industry for many years. Its main selling point has been rapid freezing that provides excellent quality. Its main disadvantage is cost to freeze. Two types of nitrogen freezers are available. One is a spiral, the other is an air in-line belt (conveyor) freezer.

Carbon Dioxide Freezers - Another cryogen, carbon dioxide (CO2), is also used for freezing many kinds of food products. The freezer configurations are similar to liquid nitrogen freezers. CO2 freezers in general have an advantage over liquid nitrogen that is difficult to overcome and that is cost to freeze.

Industrial Refrigeration Packages - RealCold Systems, Inc. and related companies, manufacture custom packaged refrigeration systems for ICSC's cryogenic freezing systems and other industrial users. Custom innovative industrial refrigeration products include the following: ammonia recovery and recycling system, non-chemical water treating system, liquid recirculating packages, and refrigeration system vessels. RealCold Systems also offers unique automated ice systems which produce low cost block and sized ice.

Packaged systems and custom products produced by RealCold are an integral part of the Company's freezing system, which enhances the freezer system profit margins. Their expertise and support has refined progress on the Company's new drum freezer system, ReelFreeze, which is now designed for use with either CO2 or liquid refrigerants for domestic and international markets.

RealCold Systems, Inc. is the entity supporting all refrigeration systems and operations. San Antonio, Texas is the corporate facility for all technical and service product support for both the freezing and refrigeration systems including; design and engineering, assemble and fabrication, sales support and consulting services, and product field maintenance.

The three related companies and their products that support RealCold Systems, Inc.

Technicold Services, Inc. (TSI) - offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. TSI also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors.

Jordan Vessel Corporation (JVC) - offers industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types.

RealCold Maintenance Systems, Inc. (RCM) - designs and produces unique products for the refrigeration industry. RealCold Systems also publishes a quarterly newsletter, COLD TALK, which reaches over (1600) refrigeration technicians in the industry.

RealCold Systems Inc. and The Wittemann Company - have a Joint Cooperative Agreement for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The cooperative agreement combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. George Briley, President of RealCold Systems with 46 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. The RealCold technical and engineering staff will provide the engineering design and manufacturing for innovative refrigeration products and the merchant carbon dioxide plants. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market. This venture should prove very successful for all related companies and their respective products.

Complimenting the various product lines, the Company intends to market other various related industry products including automated ice systems which produce low cost block and sized ice.

Competition - varies from small industrial refrigeration manufactures to the very large companies in the industry, all competing for this multi billion dollar industry. The Company envisions an enormous market demand for refrigeration systems in third world countries. America is well entrenched with refrigeration systems, but there is a great niche market for the Company's unique and innovative refrigeration and freezer products. ICSC and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today for an industry that hasn't seen many changes in the last 30 - 40 years.

Evaporative Heat Exchange Systems - Nauticon Ltd., a wholly owned subsidiary of ICSC manufactures and markets a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, are simple to manufacture, and have low operating costs. They are used for condensers, fluid coolers, booster coolers, and cooling towers.

Condensers for both Refrigeration and HVAC - Capacities range from 60,000 to 525,000 BTU for refrigeration condensing. Refrigerants may be at different incoming temperatures as would be normal for multi-circuit applications. Copper coils are compatible with all refrigerants except ammonia.

Fluid Coolers - Water. oil, glycol - anything compatible with the copper coils can be cooled according to each thermal characteristics. The separate coils can handle different liquids at the same time, according to needs.

Booster Coolers - Applies to new or existing applications. Especially advantageous in systems now short of capacity, as it can be inserted in the existing cooling loop to circumvent the need for an entirely new system. Gives low cost additional cooling to refrigerants or liquids plus the multi-circuit ability.

Cooler Tower - Several important differences set this cooling tower apart from others. Hot water is dispersed through Nauticon's unique "cyclone" water heads
- - there are no sprinkler moving arms to break, stall or clog. No bottom openings to attract debris, thus polluting the system.

Unique low cost manufacturing procedures are essentially for the same product, which is offered in four varieties. This is attributed to communality of parts and manufacturing. Manufacturing processes and techniques are both simple and well worked out utilizing low cost labor.

The Company envisions an enormous opportunity for the small market - a low end HVAC system for the home and commercial uses. A related, but completely separate opportunity exists in the small unit market for a self contained evaporative condenser unit - 2.5 to 10.0 ton. Primary use is for mid to upper priced homes and small commercial users. Its primary advantage is energy savings, yielding extremely high EER ratings to not only better, but to offset the regulated change to low efficiency refrigerants. To be sold as a replacement or new applications and to also be offered packaged with compressors.

Competition - Nauticon products could revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns world wide. The Nauticon application should reduce these traditional concerns and enhance the industry's growth. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market.


ITEM  2.       PROPERTIES

The Company maintains its corporate office in San Antonio, Texas, and an executive office in Blue Bell, Pennsylvania. A 6,500 sq. ft. administrative, engineering and manufacturing facility is located in San Antonio, Texas for RealCold Systems, Inc., and a 4,300 sq. ft. administrative, engineering and manufacturing facility is located in Austin, Texas for Nauticon, Ltd.

All properties are leased on a short term basis. The Company owns and maintains no properties. Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company is aware of the growth potential of RealCold Systems and Nauticon and is currently reviewing larger facilities near their respective locations.

ITEM  3.  LEGAL PROCEEDINGS

The Company filed legal action against a former employee, and it is the Company's understanding that a settlement is forthcoming. The suit has no material effect on the results of the Company.

No other material legal proceedings are pending by or against the Company, and nor are the Directors or the Company aware of any claims which could give rise to any litigation.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Current - No matters were submitted to a vote of the Company's shareholders during 1995.

Previous - At the Annual Meeting of Shareholders of Marco Ventures on July 30, 1992, the shareholders of the Company approved the recapitalization of the Company Common Stock consisting of a 100 to 1 reverse split.


Part  II


ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the Nasdaq Electronic Bulletin Board under the trading symbol ICRY.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.



     Fiscal 1995            High           Low
     ------------------------------------------------

     First Quarter   $    2  3/4     $   2  1/4

     Second Quarter       2  3/4         2

     Third Quarter        2  3/4         1  7/8

     Fourth Quarter       2  5/8         1  1/2


As of December 31, 1995, there were approximately 158 record holders of the Company's Common Stock.

The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings to provide for the Company's growth.

ITEM 6.   SELECTED FINANCIAL DATA


The following table presents selected financial data for ICSC and its subsidiaries. The financial data for fiscal years ending December 31, 1993 through December 31, 1995 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report and should be read in conjunction with those Consolidated Financial Statements and related notes.


INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES



SUMMARY STATEMENT OF OPERATIONS

Year Ended December 31,     1995          1994          1993
- ------------------------------------------------------------------

Summary of Operations:


Revenues             $ 2,243,752     $       0     $       0

Operating Loss       $(1,060,002)    $(245,280)    $(268,549)

Net Loss             $(1,088,949)    $(245,280)    $(268,549)

Net Loss Per Share   $     (0.23)    $   (0.07)    $   (0.08)


SUMMARY BALANCE SHEET

Year Ended December 31,     1995          1994          1993
- -------------------------------------------------------------------

Summary of Operations:


Total Assets         $  2,298,761    $  726,598    $  764,443

Long Term Debt       $          0    $        0    $        0

Shareholders' Equity $  1,539,740    $  627,189    $  753,269

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL FINANCIAL ACTIVITY

Changes In Registrant's Certifying Accountant - ICSC has contracted with Coopers & Lybrand, a major international professional services firm, as the new Company auditors effective for the 1995 fiscal year audit. The Company believes that because of the increased financial activities, and management's desire to produce a credible growth company, the Company warrants the need of an independent auditor with the stature of Coopers & Lybrand.

The former accountant verified that there have been no disagreements on any matter of accounting principals or practices, financial statements disclosure, or auditing scope of procedure either during the recent fiscal years and subsequent to the date of his resignation.

RealCold Acquisitions - On January 30, l995, the Board of Directors approved (retroactive to January l, l995) the acquisitions of Technicold Services, Inc., RealCold Maintenance Systems, Inc. and Jordan Vessel Corporation. The company acquired l00% of the stock of these three companies in exchange for 487,500 shares of its common stock.


The three companies, with over $1.7M in orders booked in 1974, will support and operate under RealCold Systems, Inc., a new wholly owned subsidiary of ICSC. RealCold Systems, Inc. will manufacture and support all related products, including packaged refrigeration systems for ICSC's cryogenic freezing systems and custom commercial sales, ammonia recovery and recycling systems, and non-chemical water treating systems. RealCold Systems will also offer automated block ice systems.

Technicold Services, Inc. offers consulting engineering services including process safety management compliance and ammonia refrigeration system design. Technicold Services also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation offers industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. offers unique innovative refrigeration products such as an Ammonia Recovery and Recycle System and an Evaporative Condenser Water Conditioning System.

Nauticon Acquisition - On August 4, 1995, the Board of Directors approved the acquisition of 100% of Nauticon, Ltd. in a stock exchange for 900,000 shares of common stock and 300,000 options of ICSC common stock. Nauticon will operate as a wholly owned subsidiary in concert with ICSC's other subsidiaries, each concentrating in unique, proprietary products for the food freezing, refrigeration and cooling fields.

Nauticon, is an Austin, Texas based manufacturer of innovative evaporative heat exchangers. Nauticon line of products represent five years of development. An unique patented concept couples modern plastics with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. These evaporative heat exchangers are self cleaning in most applications thus eliminating chemical cleaning. These outstanding features cannot be found in competitive products. Nauticon evaporative heat exchangers serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils.

RealCold & Wittemann - RealCold Systems Inc. and The Wittemann Company signed a Joint Cooperative Agreement for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The cooperative agreement combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. George Briley, President of RealCold Systems with 46 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. The RealCold technical and engineering staff will provide the engineering design and manufacturing for innovative refrigeration products and the merchant carbon dioxide plants. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market. This venture has proved to be very successful for all related companies and their respective products. Since the cooperative agreement was initiated there are twelve orders booked for CO2 plants and refrigeration systems through the first quarter of 1996.


RESULTS OF OPERATIONS

Fiscal 1995 - For the fiscal year ended December 31, 1995, the Company incurred a loss of ($1,060,002) or ($0.23) per share on sales revenue of $2,243,752. This compares with a net loss of ($245,280) or ($0.07) per share on sales revenue of $0 as a development stage company in 1994. Company total assets are $2,298,761, stockholders equity is $1,539,740, and there is no long term debt. For additional detailed financial information on the Company, reference the Financial Statements on pages F-1 through F-14 included in this Annual Report on Form 10K.

Sales Backlog - Backlog as of December 31, 1995 was approximately $500K which is scheduled for delivery throughout the first and second quarter 1996. Subsequent backlog as of March 31, 1996 was approximately $3.4 million which is scheduled for delivery throughout 1996.

Management's comments on the primary reasons for the loss in 1995: Research and development of the new rotary drum freezer system ReelFreeze. The affect on daily operations and expenses associated with the acquisition of the four companies. The cost of sales were higher than expected through most of 1995 due to the related startup costs of the new subsidiaries for the administrative offices, coordinating sales and marketing activities and setting up new manufacturing production procedures. The ammonia industrial refrigeration contractor demand for system components was in an industry cycle "lull" for the latter part of 1995. New vessel product orders under Jordan Vessel Corp. were manufactured through third party subcontractors which resulted in lower profit margins.

During 1995 the Company made significant advances fulfilling most of its internal Business Plan. The three new companies, acquired in January 1995 and related with RealCold Systems, have been a proven success, because they not only increased the Company's sales and assets but also support ICSC's freezer systems with their in-house engineering and manufacturing experience. Packaged systems and custom products produced by RealCold are also an integral part of the Company's freezing system, which enhances the freezer system profit margins. Proposals for ammonia refrigeration packages have greatly increased and sales activity in the industry has shown signs of improving during the fourth quarter 1995 and into 1996. Since the cooperative partnership with The Wittemann Company, over forty proposals have been submitted for carbon dioxide plants and refrigeration systems generating twelve orders through the first quarter 1996.

As the RealCold manufacturing facility improves its operations and additional product is manufactured in house, profit margins should improve. Administration office procedures have been implemented for new work flow accounting functions. These new functions should greatly improve order processing, receivables and payables, and customer relations resulting in reduced administration costs. Management believes the Company will continue to improve profit margins and income as these operating functions improve and as sales increase during the next year.

Nauticon, as a new ICSC operating subsidiary, recorded financials for the fourth quarter 1995. Nauticon is beginning to see favorable results from having shown their evaporative condenser system at the Food Marketing Exhibition and the ARI - ASHRAE Exhibition in Chicago. They have hosted a number of interested visitors, (both from the United States and foreign countries), who represent very significant markets for their products.

Nauticon has initiated their sales and marketing program during the fourth quarter 1995. Primary sales targets will be the large refrigeration manufactures that could produce and distribute product under their own private label. Besides marketing direct through agents in the U S, other market outlets will be through distributors world wide. Company executives representing Nauticon and executives from a major manufacturer of refrigeration equipment have recently exchanged facility visits. The major manufacturer expressed a very strong interest in pursuing a joint manufacturing and marketing program with Nauticon. Management also believes that there are many opportunities for licensing the Nauticon technology to major manufactures in the U S and foreign countries.

Single unit sales of Nauticon products were shipped in the fourth quarter. A Nauticon Evaporative Condenser was purchased by an Israel customer that exhibited the system at the heating-air conditioning-refrigeration show in Tel Aviv before installing it in its permanent location. The customer desires to represent Nauticon products in Israel. Recently Nauticon shipped its first system to a prospective distributor in Costra Rica, where the company anticipates additional orders for Central and South America.

The Company has successfully raised sufficient capital to fund the business operations, and is confident that additional funds can be raised when and if necessary. To support the Company's growth and goals, ICSC is continually seeking other related acquisitions and joint venture partners. The Company believes that its working capital and funds generated from outside investors will be sufficient to support its operations and growth plans for the near future. The Company has established a relationship with a finance company for a leasing program; leasing total turn key systems including products, services, maintenance and supplies as one monthly fixed cost to the customer.

The Company is currently live on the INTERNET, a world wide information network. The real time system will provide anyone, investor or customer, Company news releases, financial data and product information. A new on-line proposal writing system and sales tool, which will produce text, drawings, color pictures and video, is currently being developed for the INTERNET that should enhance sales world wide for all Company products. A remote sales rep will be able to prepare a sales proposal with the customer in a real time environment producing text, drawings, color pictures and video. Anyone can access the ICSC home page on the INTERNET by addressing http://www.ucsc.com/icsc.

Third Quarter 1995 - For the third quarter ended September 30, 1995, the Company incurred a net loss of ($128,192) or ($0.02) per share on sales of $738,703. This compares with a net loss of ($13,305) on sales of $0 as a development stage company in the third quarter of 1994. Year todate total assets are $2,670,340, stockholders equity is $2,197,765, and there is no long term debt. For the nine months ended September 30, 1995, the Company incurred a net loss of ($325,430) or ($0.06) per share on sales of $3,300,354. This compares with a net loss of ($95,376) on sales of $0 as a development stage company for the same period in 1994. The Company reported that the loss was expected due to the costs associated with the third quarter acquisition of Nauticon, and the ammonia industrial refrigeration contractor demand for system components was in an industry cycle "lull" for the past three months.

Second Quarter 1995 - For the second quarter ended June 30, 1995, the Company incurred a net loss of ($46,128) or ($0.01) per share on sales of $1,252764. This compares with a net loss of ($74,156) or ($0.02) per share on sales of $0 as a development stage company in the second quarter of 1994. As compared to the first quarter, operations improved in the second quarter 1995. Sales backlog increased and the net loss from operations decreased. Year todate assets are $1,925,257, stockholders equity is $1,425,949, and there is no significant long term debt. As expected, there was a continued affect on daily operations from the merger of three companies in January of this year and the ongoing development and testing of the new freezer systems.

First Quarter 1995 - During the first three months of operation the Company made significant progress while encountering a major transition with the acquisition of the three companies. While consolidating the new organization into a new administration and manufacturing facility, the Company managed to book sales of over $1.3M for the first quarter compared to a total of $1.7M sales booked in 1994 for the acquired companies. Total assets increased to over $1.6M and the Company's Net Equity increased to over $1.1M. There was a total of 4,253,234 common shares outstanding as of March 31, 1995. The Company has a consolidated loss carry forward of over $1.2M. Due to the related startup costs for the administrative office, coordinating the marketing activities and setting up new manufacturing production procedures, the estimated cost of sales was higher than expected.


PREVIOUS FINANCIAL ACTIVITY

The Company was incorporated on October 7, l987, in the State of Nevada for the purpose of engaging in the acquisition of any and all types of business ventures. In l989 the company recorded an unrealized loss of $363,302 on a failed joint venture between its then wholly owned subsidiary (Power-Tech Corp.) and Re-Tech, Inc. In May, l990, the company (Marco) rescinded the original transaction which resulted in the increase of l6,000,000 shares of stock to acquire Power-Tech Corp. This resulted in a recovery of $237,9l4 from the original unrealized loss of $363,302, for a net realized loss of $l25,388.

In December, l990, the company entered into a product license agreement to market certain medical and technical products. Under the terms of the agreement, l0% of the gross sales, beginning in 1991, was to have gone to a wholly owned newly-created subsidiary of the company for the marketing rights. The company was to have issued l,000,000 shares of common stock in return for the license. The license issued also had options to acquire up to l0,000,000 shares of stock at $.30 per share until December l0, l993, based upon attaining certain sales targets. The company rescinded this product license agreement October, 1991.

On August 5, 1992 the Board of Directors of the Company adopted and ratified by unanimous vote a reverse split of the common stock 100:1, which the shareholders approved by a majority vote at the Annual Shareholders Meeting on July 30, 1992.

On December 28, l992, the company acquired the patent rights (US. Patent No. 4,928,492) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various non-food products by using a circulating cryogenic liquid in a closed pressurized vessel system in exchange for 2,4l4,083 shares of common stock to the shareholders of Immersion Cryogenic Systems Corp. The common stock was valued at $.30 per share which was determined by management to be a fair market value. Simultaneously, the company changed its name from Marco Ventures to International Cryogenic Systems Corporation. Two directors of the company were also directors of Immersion Cryogenic Systems Corporation.

During 1992, the Company issued 730,000 post split shares of common stock valued at $.05 per share to affiliated parties for consulting services and accounts payable. On December 28, 1992, the Company issued 100,000 shares of common stock valued at $.01 per share to the president of the Company as an adjustment for services rendered in 1991. Affiliates of the Company received 2,040,041 of the shares issued for the acquisition.

A total of 544,951 shares were issued and outstanding prior to the acquisition of Immersion Cryogenic Systems Corporation. As of December 31, 1992 a total of 3,059,034 shares were issued and outstanding. The Company had no liabilities and no debt through December 31, 1992. During January and February, 1993, the company sold 170,000 shares of common stock in a private placement transaction at $.50 per share for a total of $85,000.

On December 28, 1992, the Board of Directors unanimously voted to change the name of the Company to INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION (ICSC).

The company previously filed the following statements during this period of time; Form 10-K, 10-Q and 8-K with the SEC; 15c2-11 Broker Dealer Due Diligence; Filing with Standard and Poor's; Filing with NASDAQ - OTC Bulletin Board.

During 1993, the Company completed construction of a working-prototype Immersion Freeze Machine. The machine was for testing food products and for demonstrations to potential customers.

On February 5, 1993, the Company issued 15,000 shares of common stock valued at $.50 per share to directors as compensation for director services. On February 12, 1993, the Company authorized the offer for subscription and sale, at $.50 per share, 170,000 common shares exempt from Securities Registration. The offer was fully subscribed and 50,000 shares of the offering was purchased by an officer of the Company. On June 21, 1993, the Company purchased back 90,000 common shares for $50,000 from two individuals who are affiliates or controlling shareholders of the Company. On December 21, 1993, the Company issued 60,000 shares of common stock valued at $1.00 per share to officers of the Company for services performed for the Company.

The Company, by corporate resolutions dated February 5, 1993, and September 1, 1993, agreed that all accounts payable, commissions and fees due for any direct expenses, services and/or supply purchases can be paid for in either cash or company stock valued at 50% of the share bid price within 90 days of the payment due date.

The Company issued an additional 390,000 shares of common restricted stock for consulting services and cash to private investors and directors during 1993. The Company currently had 3,449,034 common shares issued and outstanding. The Company had no revenue and no long term debt through December 31, 1993. The Company deposited $15,000 toward a facility which is undergoing leasehold improvements and will house the working-prototype Immersion Freeze Machine. The company stockholder equity was $753,269, and had a net operating loss carryover of $840,965.

During 1994 the company entered into various consulting agreements with its officers and directors. Incentive compensation is based upon attaining sales and gross operating profits plus time and effort devoted to the company. If compensation is due, the recipient has the option of receiving cash or common stock at 50% of the then quoted bid price of the stock.

On May 10, 1994, the Company issued a total of 61,000 shares of common stock valued at $1.00 per share to two directors of the Company for consulting services. On August 19, 1994, the Company issued 10,000 shares of common stock valued at $1.00 per share to a director of the Company for consulting services.

On September 30, l994, the Board of Directors approved a stock option plan for the benefit of the company's officers and directors. The option is for 300,000 shares of common stock at $l.00 per share, exercisable through September 30, l997. The stock options, when granted, will be allocated among its officers and directors as determined by the Board of Directors.

The company has not provided any tax benefit for net operating losses incurred because realization is not assured. At December 3l, l994, the company has a net operating loss carry forward of $l,086,245 for Federal Income Tax purposes. This loss carry forward commences to expire in 2002. The Company had no revenue and no long term debt through December 31, 1994. The Company stockholder equity was $627,189.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements appear on sequential pages F-1 to F-16 Index to Financial Statements of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Part  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:


  Name                Age   Position                Period Served
  ------------------  ---   ----------------        -------------------
  Francis L. Simola.  57    Chairman of the Board   January 1, 1993 to
                            President and CEO       Present

  Terrence J. Dunne   47    Director                January 1, 1993 to
                            Treasurer and CFO       Present

  Robert D. Klages    64    Director                January 1, 1993 to
                            Secretary and General   Present
                            Counsel

  George C. Briley    72    Director                September 1, 1994
                            President               to Present
                            RealCold Systems, Inc.

  Robert E. Jenkins   60    Director                September 1, 1995
                            President               to Present
                            Nauticon, Ltd.

  Franco Buchbinder   62    Director                May 1, 1994 to
                                                    Present


A summary of the business experience and background of the Company's officers and directors is set forth below.

Francis L. Simola    Mr. Simola has been Chairman, CEO and President of ICSC
since the Company's inception in 1993. Mr. Simola's background and experience includes; over 28 years in the computer industry with positions in various marketing and management operations with the former Burroughs Corporation, now Unisys Corporation; over 14 years as a consultant and principal in various high-tech companies. Mr. Simola is the founder and president of Simco Group Inc., a private investment company, that controls a major interest in ICSC. Simco provides services consisting of financing, marketing and management consulting for small technical start-up companies that have proven specialized niche products. Mr. Simola is a graduate of Peirce Business College with a degree in Marketing and Management, and attended Villanova University and Drexel University Evening College for additional course studies in Finance and Business Administration.

Terrence J. Dunne    Mr. Dunne has been CFO and Treasurer of ICSC since the
Company's inception in 1993. Mr. Dunne is a Certified Public Accountant, and a member of the SEC Practice Section of the American Institute of CPA's. Mr. Dunne has over 24 years of experience in public accounting, with a concentration of work in the SEC area of auditing and public accounting. Mr. Dunne has extensive experience providing financial consulting to a variety of businesses. Mr. Dunne is a graduate of Gonzaga University in Accounting, and has a MBA from Gonzaga University with a Masters in Taxation.

Robert D. Klages    Mr. Klages has been Secretary and General Counsel of ICSC
since the Company's inception in 1993. Mr. Klages served as a trial attorney in the Civil and Antitrust Divisions of the U. S. Department of Justice for five years. Mr. Klages served as Licensing and Litigation Counsel to Xerox Corporation, and later held the positions of Counsel to the Univac Division and thereafter Vice President and General Counsel to Sperry Computer Systems. Mr. Klages has since been in private practice which has included practicing before the Iran United States Tribunal at The Hague. Mr. Klages is a member of the Bar's of the District of Columbia, Maryland and Pennsylvania. He has served on a number of government and private committees which include: Member of the Technical Advisory Committee to the Secretary of Commerce and Ambassador to GATT on international trade matters; Chairman of the Computer Technical Advisory Committee to the Secretary of Commerce on East-West trade; National Export Expansion Council Committee on Office Machines and Computers; Chairman of the Computer and Business Equipment Manufactures Association Foreign Trade Committee; and member of U. S. Delegation to the United Nations Economic Commission for Europe Seminar on the Transfer of Technology. Mr. Klages graduated from the U. S. Merchant Marine Academy and Georgetown University Law School.

George C. Briley   Mr. Briley has been a director of the ICSC since 1994, and is President of RealCold Systems, Inc., and President of Technicold Services, Inc., ICSC subsidiary companies. Mr. Briley has over forty-seven years experience in engineering and marketing in the refrigeration industry. After receiving his BSEE at Louisiana Polytechnic University, Summa Cum Laude, Mr. Briley was employed by York Corp. for twelve years, where he attended the York Engineering Training Program. At York he served as a Project Engineer and Sales Manager prior to management positions as a Branch Manager and Regional Manager. He then served with Frick Company for two years as Field Sales Manager. Mr. Briley was employed for thirteen years with Lewis Refrigeration Company, as Vice President and Board Member; and fifteen years with Refrigeration Engineering Corp. (RECO), as Vice President, Marketing and Research and Board Member. While serving Lewis and RECO, he helped build the companies into multi million dollar organizations, where they designed, engineered, manufactured, installed and serviced industrial refrigeration systems. Mr. Briley holds four US patents, and is a Registered Professional Engineer in five states. He is the author of many articles and papers regarding all aspects of industrial refrigeration. His services on professional organizations include; Founding President of the International Institute of Ammonia Refrigeration (IIAR); Fellow in American Society of Heating Refrigeration and Air Conditioning Engineers (ASHRAE), fellow and life member; Chairman and member of many committees, and a member at present of the ANSI-ASHRAE 15-1993 "Safety Code for Air Conditioning and Refrigeration".

Robert E. Jenkins   Mr. Jenkins has been a director of ICSC since 1995, and is
President of Nauticon Ltd., an ICSC subsidiary. Mr. Jenkins has been associated with Nauticon since its inception in the mid 1980's, and is one of its founding principals. As a real estate developer of mixed used properties, it was Mr. Jenkins' experience with the corrosion problems associated with air cooled air conditioning condensers that led to the development of the various concepts which are now utilized in the unique Nauticon Heat Exchanger. Mr. Jenkins left real estate development in 1990 to devote full time to product development for Nauticon.

Franco Buchbinder    Mr. Buchbinder has been a director of ICSC since 1994. as
President of ICSC Marketing Company, he supports all world-wide marketing activities for ICSC. Mr. Buchbinder has over thirty-five years experience in international trade and marketing distribution. After graduating with a business degree from Milan's prestigious Bocconi University, Mr. Buchbinder began his entrepreneurial path to success by joining La Commissionaria Mercantile Company, a Milan based import distribution company in the food products equipment industry. His commitment and innovation eventually led him to be named President. Seeking new and inventive opportunities, Buchbinder branched out into his own Zurich-based company, Elcomac, a sales and service organization which distributed food processing equipment from Borden, Inc. and FMC throughout Europe. As business rapidly expanded, new offices were opened in Paris, Frankfurt and Boston. It was through his lucrative business relationships in the USA that prompted Mr. Buchbinder to make Boston his home and base of international operations. Over the past l5 years, Mr. Buchbinder has used his global contacts, import/export expertise and fluency in language, to organize distribution networks for high-tech and industrial products in both Europe and the US. In addition to these areas, Buchbinder is also connected in European media and communications industry through a long-standing, high-level relationship with Italy's Berlusconi Group, a renowned communications company with vast holdings in television, radio, film and publishing.

Directors of the Company are elected every three years. Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

No Officer or Director of the parent company, ICSC, received any cash compensation during the year ended 1995. Mr. Klages received 10,000 shares of common stock for legal services rendered in 1995. Three officers received a total of 7,500 shares of common stock for director's fees in 1995. Mr. Briley, as president of RealCold Systems Inc., received cash compensation from personal consulting services through Technicold Services, Inc. in 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 1995, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, (ii) each director and (iii) directors and officers as a group.


  SECURITY OWNERSHIP:


  Name and Address          Amount and Nature            Percent
  of Beneficial Owner       of Beneficial Ownership (1)  of Class (2)
  --------------------      ---------------------------  ------------

  George C. Briley                 506,000               9.42%
  1606 Colquitt
  San Antonio, TX. 78217


  Franco Buchbinder                 52,500                .98%
  28 Cliff Road
  Wellesley Hills, MA 02181


  Terrence J. Dunne                333,600               6.21%
  West 717 Sprague
  Spokane, Washington 99204

  Robert E. Jenkins                401,228               7.47%
  2903 Hillview Road
  Austin, Texas 78703

  Robert D. Klages                 127,000               2.36%
  Country Club Road
  Phoenixville, Pa. 19460

  Francis L. Simola                908,532              16.91%
  9408 Meadowbrook Ave.
  Philadelphia, Pa. 19118

  Simco Group, Inc.                988,164              18.40%
  6198 West Butler Pike
  Blue Bell Pa. 19422

  All Directors and Executive    3,317,024              61.75%
  Officers


  (1) The nature of beneficial ownership for all shares is sole voting and investment power.
  (2)  The per cent of class is all common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Simco Group Inc., a privately held Nevada Corporation, is (100%) owned by Simola Family.

Part  IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


  (a)  Financial Statements and Schedules

     1. Financial Statements: The financial statements and other information appear on pages F-1 to F-16 of the Annual Report on Form 10-K and are filed as a part hereof.

     2.   Schedules:  The schedules are not filed with this Annual Report on
          Form 10-K      because the schedules are either inapplicable or the
          required information is presented in the Financial Statements or Notes hereto.

     3.   Exhibits:  Exhibit (27)  FINANCIAL DATA SCHEDULE



  (b)  Reports on Form 8-K:

     The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1995.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS




                                                                    Page

Report of Independent Accountants                                    F-2

Consolidated Balance Sheets as of December 31, 1995 and 1994         F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1995, 1994 and 1993                                  F-4

Consolidated Statements of Changes in Stockholders' Equity for the
   Years Ended December 31, 1995, 1994 and 1993                      F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993                                  F-6

Notes to Consolidated Financial Statements                           F-7

                       Report of Independent Accountants


To the Board of Directors and Stockholders
International Cryogenic Systems Corporation


We have audited the accompanying consolidated balance sheet of International Cryogenic Systems Corporation and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of International Cryogenic Systems Corporation for 1994 and 1993, were audited by other auditors, whose reports, dated April 4, 1995 and April 4, 1994, included explanatory paragraphs describing the uncertainty of the recovery of the Company's primary asset, comprising patent rights and related technology aggregating $726,572.

We  conducted  our  audit   in  accordance  with  generally  accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Cryogenic Systems Corporation and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The acc ompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, primarily in development stage activities, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's primary assets comprise intangible assets, including patent rights and related technology of $1,295,718 and goodwill of $605,340. The recovery of these intangible assets is dependent upon raising additional working capital through equity or debt financing transactions, and achieving profitable operations. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
Austin, Texas
April 4, 1996

  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
                                                                              -------------------------------
   ASSETS                                                                          1995            1994
                                                                              --------------   --------------

   Current assets:
    Cash and cash equivalents                                                 $     158,616    $        26
    Trade accounts receivable,  net of allowance for doubtful accounts
      of $31,060                                                                     31,514
    Inventories                                                                      58,994
    Prepaid expenses and other current assets                                        43,951
                                                                              --------------   --------------

          Total current assets                                                      293,075             26

   Property and equipment, net                                                      104,628
   Patent rights and related technology, net of accumulated amortization          1,295,718        726,572
   Goodwill, net of accumulated amortization                                        605,340
                                                                              --------------   --------------

          Total assets                                                        $   2,298,761    $   726,598
                                                                              ==============   ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
    Loans from officers                                                       $      69,105
    Note payable                                                                    100,000
    Accounts payable and accrued expenses                                           518,234    $    99,409
    Deferred revenue                                                                 61,148
    Capital lease obligations, current portion                                        8,837
                                                                              --------------   --------------

          Total current liabilities                                                 757,324         99,409

   Long-term liabilities:
    Capital lease obligations, net of current portion                                 1,697
                                                                              --------------   --------------

          Total liabilities                                                         759,021         99,409
                                                                              --------------   --------------

   Commitments
   Stockholders' equity:
    Common stock, $0.001 par value, 200,000,000 shares authorized,
      5,371,234 and 3,682,234 shares issued at December 31, 1995
      and 1994, respectively                                                          5,371          3,682
    Additional paid-in capital                                                    3,717,063      1,849,752
    Amounts due from stockholders                                                    (7,500)      (140,000)
    Accumulated deficit                                                          (2,175,194)    (1,086,245)
                                                                              --------------   --------------

          Total stockholders' equity                                              1,539,740        627,189
                                                                              --------------   --------------

          Total liabilities and stockholders' equity                          $   2,298,761    $   726,598
                                                                              ==============   ==============





The accompanying notes are an integral part of the consolidated financial statements.

  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended December 31, 1995, 1994 and 1993



                                                1995           1994           1993
                                          --------------- -------------  ----------------
   Revenue:
    Product sales                         $    2,069,588
    Services                                     174,164
                                          --------------- -------------  ----------------

          Total revenue                        2,243,752

   Cost of revenue:
    Product sales                              1,879,639
    Services                                     167,739
                                          --------------- -------------  ----------------

          Total cost of revenue                2,047,378
                                          --------------- -------------  ----------------

          Gross margin                           196,374

   Operating expenses:
    Sales and marketing                          559,027  $    211,089   $       80,953
    General and administrative                   486,228        11,010            4,056
    Research and development                     211,121        23,181          183,540
                                          --------------- -------------  ----------------

          Total operating expenses             1,256,376       245,280          268,549
                                          --------------- -------------  ----------------

          Operating loss                      (1,060,002)     (245,280)        (268,549)

   Other (income) expense:
    Interest on other income                      (5,498)
    Interest expense                              20,168
    Other                                         14,277
                                          --------------- -------------  ----------------


          Total other (income) expense            28,947
                                          --------------- -------------  ----------------

   Net loss                               $   (1,088,949) $   (245,280)  $     (268,549)
                                          =============== =============  ================

   Net loss per share                     $        (0.23) $      (0.07)  $        (0.08)
                                          =============== =============  ================

   Weighted average number of shares           4,776,000     3,504,000        3,357,000
                                          =============== =============  ================










The accompanying notes are an integral part of the consolidated financial statements.

  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  For the Years Ended December 31, 1995, 1994 and 1993





                                                                     Additional     Amounts
                                                 Common Stock         Paid-In      Due From      Accumulated
                                               Shares      Amount     Capital     Stockholders     Deficit         Total
                                               ---------  -------- -------------  ------------ --------------  --------------
   Balance at January 1, 1993                  3,059,034  $ 3,059  $  1,293,675                $    (572,416)  $     724,318

    Issuance of common stock for cash            405,000      405       279,595                                      280,000
    Issuance of common stock for services         75,000       75        67,425                                       67,500
    Purchase of common stock                     (90,000)     (90)      (49,910)                                     (50,000)
    Net loss                                                                                        (268,549)       (268,549)
                                               ---------  -------- -------------  ------------ --------------  --------------

   Balance at December 31, 1993                3,449,034    3,449     1,590,785                     (840,965)        753,269

    Issuance of common stock for services         81,200       81        81,119                                       81,200
    Issuance of common stock for cash             40,000       40        37,960                                       38,000
    Issuance of common stock for amounts
       due from stockholders                     112,000      112       139,888   $  (140,000)
    Net loss                                                                                        (245,280)       (245,280)
                                               ---------  -------- -------------  ------------ --------------  --------------


   Balance at December 31, 1994                3,682,234    3,682     1,849,752      (140,000)    (1,086,245)        627,189

    Issuance of common stock for services        101,500      102       101,398                                      101,500
    Issuance for common stock and options
       for acquisitions                        1,387,500    1,387     1,486,113                                    1,487,500
    Payments of amounts due from
       stockholders                                                                   140,000                        140,000
    Issuance of common stock for amounts
       due from stockholders                                                           (7,500)                        (7,500)
    Issuance of common stock for cash            200,000      200       279,800                                      280,000
    Net loss                                                                                      (1,088,949)     (1,088,949)
                                               ---------  -------- -------------  ------------ --------------  --------------

   Balance at December 31, 1995                5,371,234  $ 5,371  $  3,717,063   $    (7,500) $  (2,175,194)  $   1,539,740
                                               =========  ======== =============  ============ ==============  ==============








The accompanying notes are an integral part of the consolidated financial statements.

  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 1995, 1994 and 1993



                                                                1995           1994         1993
                                                           --------------  ------------  ------------
   Cash flows from operating activities:
    Net loss                                               $  (1,088,949)  $  (245,280)  $  (268,549)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Income from discontinued operations                                       15,000
      Depreciation and amortization                              152,744
      Provision for doubtful accounts                             31,060
      Common stock issued for operating expenses                 101,500        81,200        67,500
      Changes in assets and liabilities:
       Trade accounts receivable                                 170,602
       Inventories                                               (17,532)
       Prepaid expenses and other assets                         (20,130)                    (15,000)
       Accounts payable and accrued expenses                     344,465        88,235        11,170
                                                           --------------  ------------  ------------

          Net cash used in operating activities                 (326,240)      (60,845)     (204,879)
                                                           --------------  ------------  ------------

   Cash flows from investing activities:
    Capital expenditures                                         (40,985)                     (2,347)
    Cash purchased in acquisition                                 13,869
                                                           --------------  ------------  ------------

          Net cash used in investing activities                  (27,116)                     (2,347)
                                                           --------------  ------------  ------------

   Cash flows from financing activities:
    Proceeds from related party financing                        345,000
    Proceeds from note payable                                   100,000
    Proceeds from issuance of common stock                       420,000        38,000       230,000
    Distributions to related party for financing                (345,000)
    Payments on capital leases                                    (8,054)
                                                           --------------  ------------  ------------

          Net cash provided by financing activities              511,946        38,000       230,000
                                                           --------------  ------------  ------------


   Net increase (decrease) in cash and cash equivalents          158,590       (22,845)       22,774
   Cash and cash equivalents at beginning of period                   26        22,871            97
                                                           --------------  ------------  ------------

   Cash and cash equivalents at end of period              $     158,616   $        26   $    22,871
                                                           ==============  ============  ============

   Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                             $      12,176   $     -       $     -







The accompanying notes are an integral part of the consolidated financial statements.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Background and Basis of Presentation:

   Background

   International Cryogenic Systems Corporation (the "Company" or "ICSC") was incorporated on October 7, 1987 in the State of Nevada, and operates in one business segment, the development, design, manufacture, distribution and servicing of cryogenic refrigeration systems.

   On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 4,928,492) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various non-food products by using a circulating cryogenic liquid in a closed pressurized vessel system, in exchange for 2,414,083 shares of common stock. The common stock was valued at $.30 per share, which was determined by management to be the fair market value. Two directors of the Company were also directors of the company selling such patent rights.
   On January 30, 1995, the Board of Directors approved, effective January 1, 1995, the acquisitions of Technicold Services, Inc., RealCold Maintenance Systems, Inc., and Jordan Vessel Corporation (RealCold Systems Group). The Company acquired 100% of the stock of these three companies in exchange for 487,500 shares of its common stock. These acquisitions were accounted for as purchases (see Note 3).

   The three companies will operate under RealCold Systems, Inc., a wholly owned subsidiary of the Company.

   On July 25, 1995, the Board of Directors approved the acquisition of the assets and liabilities of Nauticon in exchange for 900,000 shares of the Company's common stock, and options to purchase 300,000 shares of the Company's common stock at prices ranging from $1.00 to $2.00, expiring in 2000. This acquisition has been accounted for as a purchase (see Note 3).

   For the years ending December 31, 1994 and prior, International Cryogenic Systems Corporation was considered a development stage enterprise, devoting substantially all of its efforts to establishing its business, with no significant revenue from its planned principal operations.

   Basis of Presentation

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and that recovery of its intangible assets, primarily patent rights and related technology and goodwill, will occur. The Company's ability to continue as a going concern, and recover the value of its intangible assets is dependent upon raising additional working capital through debt or equity financing transactions, and achieving profitable operations. Management intends to raise additional working capital and eventually achieve profitable operations. The ultimate outcome of this uncertainty cannot be presently determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




2. Summary of Significant Accounting Policies:

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

   Cash and Cash Equivalents

   All highly liquid investments with remaining maturities at purchase date of three months or less are considered cash equivalents.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the assets, generally three to seven years. Expenditures that increase the value or extend the life of an asset are capitalized, while cost of maintenance and repairs are expensed as incurred. Gains or losses upon disposal of assets are recognized in income.

   Research and Development

   Research and development expenses are charged to operations as incurred.
   The cost of intellectual property purchased from others that are immediately marketable or that have an alternative future use are capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight line method over the estimated economic life of the related asset, typically 10 years. At December 31, 1995 and 1994, capitalized patent development costs, net of amortization, were $1,295,718 and $726,572. Amounts capitalized and expensed during the years ended December 31, 1995 and 1994 were as follows:


                                                   1995         1994
                                                ---------   -----------

        Capitalized patent costs                $ 670,726   $   726,598
        Amortization expense                      101,606




   Revenue Recognition

   The Company recognizes revenue from product sales upon shipment to the customer. Service revenue is recognized when services are performed and billable.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




2. Summary of Significant Accounting Policies, continued:

   Intangible Assets

   Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $40,687 for the year ended December 31, 1995.

   Loss Per Common Share

   The computation of loss per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of common shares issuable from the potential exercise of stock options have not been included in the calculation of loss per share for any period, since their effect would be antidilutive.

   Income Taxes

   The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability approach for financial accounting and reporting for income taxes.

   New Accounting Standards

   In October 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which establishes fair value-based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity securities, including all arrangements under which employees receive stock-based compensation. Statement 123 encourages, but does not require, companies to adopt fair value accounting to recognize compensation expense for grants under stock-based compensation plans. However, companies must comply with the fair value disclosure requirements set forth in Statement 123, which is effective for fiscal years beginning after December 15, 1995. The Company expects to adopt only the reporting standards of Statement 123, which should not impact the Company's financial statements.

   In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("Statement 121"), which addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. It also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 has an effective date of January 1, 1996. The Company does not expect application of Statement 121 to have a significant impact upon the Company's financial statements, unless impairment occurs (see Note 1, Basis of Presentation).

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




2. Summary of Significant Accounting Policies, continued:

   Reclassifications

   Certain amounts within the December 31, 1994 consolidated financial statements have been reclassified to conform to the current year presentation.



3. Acquisition of RealCold Systems Group and Nauticon:

   Issuance of Common Stock to RealCold Systems Group

   Pursuant to the terms of the RealCold Systems Group acquisition agreement referred to in Note 1, on January 30, 1995 (retroactive to January 1, 1995), the Company issued 487,500 shares of its common stock to RealCold Systems Group in exchange for 100% of the outstanding common shares of Technicold Services, Inc., RealCold Maintenance Systems, Inc. and Jordan Vessel Corporation, which was formed January 1, 1995.

   The RealCold Systems Group acquisition has been accounted for under the purchase method and, accordingly, the operating results of the Company include the operations since the date of acquisition. The acquisition resulted in goodwill of $305,701 which is being amortized over 10 years:


        Purchase price                                         $  487,500
        Fair value of assets acquired and
        liabilities assumed:
         Accounts receivable                                      233,133
         Inventories                                               17,774
         Prepaid expenses                                           1,470
         Property and equipment                                     5,000
         Liabilities assumed                                     (75,578)
                                                               ----------
                                                                  181,799
                                                               ----------

        Excess of purchase price over fair value
         assets acquired                                       $  305,701
                                                               ==========


   Acquisition of Nauticon Ltd.

   Pursuant to the terms of the Nauticon Acquisition agreement referred to in
   Note 1, on August 29, 1995, effective July 25, 1995, the Company issued 900,000 of the Company's common stock and options to purchase 300,000 shares of the Company's common stock at a price from $1.00 to $2.00, expiring in the year 2000 to Nauticon's owners in exchange for all of Nauticon's assets and liabilities.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




3. Acquisition of RealCold Systems Group and Nauticon, continued:

   Acquisition of Nauticon Ltd., continued

   The Nauticon acquisition has been accounted for as a purchase and, accordingly, the operating results of the Company include the results of operations of Nauticon, Inc. since the date of acquisition. The acquisition resulted in goodwill of $342,818 which is being amortized over 10 years:

        Purchase price                                    $ 1,000,000
        Fair value of assets acquired and
        liabilities assumed:
         Cash and cash equivalents                             13,869
         Accounts receivable                                    7,543
         Inventories                                           23,688
         Prepaid expenses                                      22,351
         Property and equipment                                48,000
         Intangible assets                                    670,726
         Liabilities assumed                                (128,995)
                                                          -----------

                                                              657,182
                                                          -----------

        Excess  of purchase  price  over fair
        value of net assets acquired
                                                          $   342,818
                                                          ===========


   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Nauticon, Inc. had occurred at the beginning of 1995 and 1994, respectively. The pro forma presentation reflects the impact of adjustment relating to the amortization of goodwill. It does not purport to be indicative of the financial results which actually would have occurred had the acquisition been made at the beginning of 1995 and 1994, respectively, or of the results which may occur in the future.


                                                     1995           1994
                                                -------------   -------------
        Net sales                               $   2,243,752   $     -
        Net loss                                $ (1,235,949)   $ (306,019)
        Loss per share                          $      (0.23)   $    (0.07)

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




3. Acquisition of RealCold Systems Group and Nauticon, continued:

   Other Issuances of Common Stock

   On January 30, 1995, the Company issued 60,000 shares of common stock, valued at $1.00 per share, to a creditor of the Company for services rendered.

   On February 21, 1995, the Company issued a total of 6,000 shares of common stock, valued at $1.00 per share, to a three creditors of the Company for services rendered.

   On February 21, 1995, the Company issued a total of 7,500 shares of common stock, valued at $1.00 per share to three officers of the company for director's fees.

   On February 21, 1995, the Company issued 10,000 shares of common stock, valued at $ 1.00 per share to an officer of the company for services rendered.

   On April 1, 1995, the Company issued 200,000 shares of common stock, valued at $1.40 per share as a private placement offering with a foreign investor.

   On August 10, 1995, the Company issued 10,000 shares of common stock, valued at $1.00 per share as to two individuals for services rendered.

   On September 24, 1995, the Company issued 8,000 shares of common stock, valued at $1.00 per share to a company for services rendered.


4. Wittemann Joint Venture:

   During June 1995, RealCold Systems, Inc. entered into a Joint Cooperation Agreement with Wittemann Company, Inc. for the sale of merchant carbon dioxide plants and refrigeration products. The assigned responsibilities of Wittemann Company include sales and marketing, the costing of miscellaneous items, proposal and quotation preparation, customer contract management and purchasing of miscellaneous items. The assigned responsibilities of RealCold Systems, Inc. include the costing of major components, engineering, assembly drawings and the purchasing of major components. The parties share equally the costs associated with obtaining contracts and completing contract requirements. The parties share equally all revenues and profits derived from completing contract requirements upon completion of the contract. As of December 31, 1995, no revenues have been earned as the contracts are not completed. Amounts received as a deposit for contracts amounted to approximately $ 43,000 for the year ended December 31, 1995 and are included in unearned revenue in the accompanying consolidated balance sheet at December 31, 1995. The Joint Cooperation Agreement is effective for two years ending June 1997, with certain renewal options.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




5. Inventories:

   Inventories are stated at actual cost. The major components of inventories are as follows:

                                                  1995       1994
                                                --------  ---------
        Parts inventory                         $ 22,432  $   -
        Product inventory                         36,562      -
                                                --------  ---------

                                                $ 58,994  $   -
                                                ========  =========



6. Property and Equipment:

   Property and equipment consists of the following:

                                                   1995       1994
                                                ---------   ---------
        Machinery and equipment                 $  60,681   $   -
        Prototypes and molds                       44,080       -
        Furniture and fixtures                      7,820       -
                                                ---------   ---------

                                                  112,581       -
        Less  accumulated   depreciation  and     (7,953)       -
        amortization
                                                ---------   ---------

                                                $ 104,628   $   -
                                                =========   =========



   Equipment acquired under a capital lease amounted to $18,588.


7. Income Taxes:

   The Company has not provided any tax benefit for net operating losses incurred because realization is not assured. The Company intends to file separate federal income tax returns for ICSC and each of its wholly owned subsidiaries. Net operating loss carryforwards expiring through 2010 are as follows:

        ICSC (Parent only)                                $ 1,435,148
        RealCold Systems, Inc.                                160,714
        Jordan Vessel Corporation                             335,089
        Nauticon, Inc.                                        258,541

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




7. Income Taxes, continued:

   Under the provisions of the Tax Reform Act of 1986, Section 382 of the Internal Revenue Code was amended to restrict utilization of net operating loss carryforwards after a common stock ownership change exceeding 50%. Such utilization is restricted to an annual limit computed by applying a prescribed percentage to the fair market value of a company immediately prior to the time of the ownership change. Pursuant to the above mentioned provisions, there may be a restriction on the utilization of any net operating loss carryforwards from acquired entities.

   The components of net deferred tax assets and liabilities were as follows:


                                                    1995          1994
                                                -----------   -----------
        Deferred tax asset:
         Deferred current tax asset:
           Net operating loss carryforwards     $   375,104   $   369,323
           Valuation allowance                    (375,104)     (369,323)
                                                -----------   -----------

               Net deferred tax asset           $     -       $     -
                                                ===========   ===========



   At December 31, 1995 and 1994, the valuation allowance for deferred tax assets related to tax benefits applicable to net operating loss carryforwards.


8. Note Payable:

   Note payable at December 31, 1995 consisted of $100,000 line of credit agreement entered into with Texas American Bank in January 1995 to provide temporary working capital to the Company and renewed July 10, 1995. The interest rate is fixed at 7% per annum. The note is collateralized by a certificate of deposit in the amount of $100,000, dated January 9, 1995, at a interest rate of 5%.


9. Options and Warrants:

   On July 25, 1995, as part of the Nauticon acquisition, the Company granted
   Nauticon shareholders an option to purchase 300,000 shares of the Company's common stock at any time during the period commencing on the closing date of
   July 31, 1995 and ending five years thereafter for the purchase price of
   $1.00 per share in year one, $1.25 per share in year two, $1.50 per share in year three, $1.75 per share in year four, and $2.00 per share in year five.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




10. Related Party Transactions:

   The Company has received funding on several occasions from Simco Group, Inc., a separate legal entity wholly owned by the Company's Chairman and Chief Executive Officer.

   Amounts due from stockholders at December 31, 1995 represent services receivable under a consulting agreement.



11. Leases:

   Capital Leases

   At December 31, 1995, the Company is obligated under a capital lease agreement covering purchase of equipment. The agreement has been recorded at the present value of the required rentals using the lower of the interest rate implicit in the lease or the Company's incremental borrowing rate. The asset is amortized over the estimated service life of seven years and interest on the outstanding lease obligation is charged to expense during each period.

        Equipment under capital lease                     $  18,588
        Accumulated amortization                            (2,213)
                                                          ---------
        Equipment under capital lease, net                $  16,375
                                                          =========


   Future minimum lease payments under capital leases, together with the present value of the net minimum payment as of December 31, 1995 are as follows:


         1996                                                   $  11,296
         1997                                                       2,533
         Less amount representing interest                        (3,295)
                                                                ---------
         Total obligations under capital lease                     10,534
         Less current portion                                     (8,837)
                                                                ---------
        Less total obligations under capital lease              $   1,697
                                                                =========

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




11.    Leases, continued:

   Operating Leases

   The Company leases certain sales offices and miscellaneous office equipment under operating lease agreements which expire at various times through 1997. Total rent expense was $36,708 in 1995.

   Future minimum rental commitments as of December 31, 1995 were as follows:

       1996                                     $ 43,414
       1997                                       41,020
       1998                                       40,902
       1999                                       39,600
       2000                                       39,600