Form 10-K/A
period 1995-12-31
INTERNATIONAL CRYOGENIC SYSTEMS CORP
filed 1996-04-25
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K/A

                                Amendment No. 1

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


               Documents incorporated herein by reference:  NONE

          This amendment is filed to include the 10K signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTERNATIONAL CRYOGENICS SYSTEMS CORPORATION



Dated:    April 10, 1995

                                   By:  /s/Francis L. Simola
                                        --------------------------------
                                        Francis L. Simola
                                        President and Director
                                        (Chief Executive Officer)



                                   By:  /s/Terrence J. Dunne
                                        --------------------------------
                                        Terrence J. Dunne
                                        Treasurer and Director
                                        (Chief Financial Officer)