Form 10-Q
period 1996-03-31
INTERNATIONAL CRYOGENIC SYSTEMS CORP
filed 1996-05-15
CIK 827055

PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended  March 31, 1996

                        Commission File Number  33-19584


                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                    23-258270
  -----------------------                     -----------------------
  (State of Incorporation)                        (IRS Employer
                                                Identification No.)


  6626 Topper Parkway
  San Antonio, Texas 78233                         210-654-1212
  ----------------------------------------     ---------------------------
  (Address of principal executive offices)    (Registrant's telephone No.)


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
                  -------    ------

As of March 31, 1996, 5,544,269 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,528,367.


                     INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                                  AND SUBSIDIARIES

                          INDEX  TO  FINANCIAL  STATEMENTS




PART I.   FINANCIAL INFORMATION                                  Page


     Item 1:   Financial Statements (Unaudited)


               Consolidated Statement of Financial Position at
               March 31, 1996 and December 31, 1995.                           3

               Consolidated Statement of Operations for Three Months
               Ended March 31, 1996 and March 31, 1995.                        4

               Consolidated Statement of Changes in Stockholders' Equity
               for Three Months Ended March 31, 1996 and March 31, 1995.       5

               Consolidated Statement of Cash Flows for Three Months
               Ended March 31, 1996 and March 31, 1995.                        6

               Notes to Consolidated Financial Statements at March 31, 1996.   7


     Item 2:   Management's Discussion and Analysis of                         8
               Financial Condition and Results of Operations.



PART II.   OTHER INFORMATION                                                  11


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.


 INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION                CONSOLIDATED STATEMENT OF FINANCIAL
 AND  SUBSIDIARIES                                          POSITION AT MARCH 31, 1996
 (UNAUDITED)                                                AND DECEMBER 31, 1995.
- ---------------------------------------------------------------------------------------------------

                                                                   MARCH 31,            DECEMBER 31,
                                                                     1996                   1995
                                                                 -------------          ------------
                     ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents                                        $171,896              $158,616
    Accounts receivable, net of allowance for doubtful
      accounts of $805 and $31,060 respectively.                       86,419                31,514
    Inventories                                                       432,274                58,994
    Prepaid expenses and other current assets                          37,173                43,951
                                                                 -------------          ------------

      Total Current Assets                                            727,762               293,075
                                                                 -------------          ------------

 OTHER ASSETS:
    Property and equipment, net of accumulated depreciation           104,426               104,628
    Patent rights and related technology,
      net of accumulated amortization                               1,260,785             1,295,718
    Goodwill, net of accumulated amortization                         589,189               605,340
                                                                 -------------          ------------

      Total Other Assets                                            1,954,400             2,005,686
                                                                 -------------          ------------

 TOTAL ASSETS                                                      $2,682,162            $2,298,761
                                                                 =============          ============


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY

 CURRENT LIABILITIES:
    Loans from officers                                              $147,447               $69,105
    Note Payable                                                     $100,000              $100,000
    Accounts payable and accrued expenses                             340,299               518,234
    Deferred revenue                                                  516,248                61,148
    Capital lease obligation                                            8,224                 8,837
                                                                 -------------          ------------

      Total Current Liabilities                                     1,112,218               757,324
                                                                 -------------          ------------

 LONG TERM LIABILITIES:
    Capital lease obligations, net of current portion                                         1,697
                                                                 -------------          ------------

 TOTAL LIABILITIES                                                  1,112,218               759,021
                                                                 -------------          ------------

 STOCKHOLDERS' EQUITY:
    Common Stock - $0.001 par value, 200,000,000
      shares authorized, 5,544,269 and 5,371,234
      shares issued at March 31, 1996 and
      December 31, 1995, respectively                                   5,544                 5,371
    Additional paid-in capital                                      3,889,925             3,717,063
    Amount due from shareholders                                       (7,500)               (7,500)
    Accumulated Deficit                                            (2,318,025)           (2,175,194)
                                                                 -------------          ------------

 TOTAL STOCKHOLDERS' EQUITY                                         1,569,944             1,539,740
                                                                 -------------          ------------

 TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                        $2,682,162            $2,298,761
                                                                 =============          ============


 The accompanying notes are an integral part of these financial statements.


 INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION                CONSOLIDATED STATEMENT OF OPERATIONS
 AND  SUBSIDIARIES                                          FOR THE THREE MONTH PERIODS ENDED
 UNAUDITED                                                  MARCH 31, 1996 AND MARCH 31, 1995.

- ----------------------------------------------------------------------------------------------------

                                                                   MARCH 31,             MARCH 31,
                                                                     1996                  1995
                                                                 -------------          ------------


 REVENUE:
    Product Sales                                                    $108,113            $1,308,887
    Services                                                           65,453                     0
                                                                 -------------          ------------

       Total Revenue                                                  173,566             1,308,887

 COST OF REVENUE:
    Product Sales                                                      81,444             1,127,590
    Services                                                           14,866                     0
                                                                 -------------          ------------

       Total Cost of Revenue                                           96,310             1,127,590

       Gross Margin                                                    77,256               181,297
                                                                 -------------          ------------

 OPERATING EXPENSES:
    Sales and Marketing                                                53,424                     0
    General and Administrative                                        133,786               333,640
    Research and Development                                           34,220                     0
                                                                 -------------          ------------

       Total Operating Expense                                        221,430               333,640

       Operating Loss                                                (144,174)             (152,343)

 OTHER INCOME (EXPENSE):
    Interest and Other Income                                           3,283                 1,233
    Interest Expense                                                   (1,366)                    0
    Other                                                                (574)                    0
                                                                 -------------          ------------

       Total Other Income  (Expense)                                    1,343                 1,233

 NET  LOSS                                                          ($142,831)            ($151,110)
                                                                 =============          ============

 NET  ( LOSS)  PER  SHARE                                              ($0.03)               ($0.03)
                                                                 =============          ============

 WEIGHTED AVERAGE NUMBER OF SHARES                                  5,485,323             4,020,167
                                                                 =============          ============


The accompanying notes are an integral part of these financial statements.


   INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION                              CONSOLIDATED STATEMENT OF CHANGES IN
   AND  SUBSIDIARIES                                                        STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIODS
   (UNAUDITED)                                                              ENDED MARCH 31, 1995 AND MARCH 31, 1996.
   -------------------------------------------------------------------------------------------------------------------------------


                                                                              ADDITIONAL      AMOUNTS
                                                        COMMON  STOCK           PAID-IN      DUE FROM    ACCUMULATED
                                                    STOCK         AMOUNT       CAPITAL     STOCKHOLDERS   (DEFICIT)       TOTAL
                                                    ----------   ----------   -----------  ------------  ------------  ------------

   Balances At January 1, 1995                      3,682,234       $3,681    $1,849,753                 ($1,086,245)      767,189

   Issuance of Common Stock For Accounts Payable       83,500          $84       $83,416                                    83,500

   Issuance of Common Stock For Acquisition           487,500         $487      $487,013                                   487,500

   Net (Loss) For The Three Month Period
   Ended March 31, 1995                                                                                     (151,110)     (151,110)
                                                    ----------   ----------   -----------  ------------  ------------  ------------

   Balances At March 31, 1995                       4,253,234       $4,252    $2,420,182                 ($1,237,355)   $1,187,079
                                                    ==========   ==========   ===========  ============  ============  ============





   Balances At January 1, 1996                      5,371,234       $5,371    $3,717,063       ($7,500)  ($2,175,194)    1,539,740

   Issuance of Common Stock For Accounts Payable      173,035         $173      $172,862                                   173,035


   Net (Loss) For The Three Month Period
   Ended March 31, 1996                                                                                     (142,831)     (142,831)
                                                    ----------   ----------   -----------  ------------  ------------  ------------

   Balances At March 31, 1996                       5,544,269         5,544     3,889,925      ($7,500)  ($2,318,025)     1,569,944
                                                    ==========   ==========   ===========  ============  ============  ============


  The accompanying notes are an integral part of these financial statements.


 INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION                CONSOLIDATED STATEMENT OF CASH FLOWS
 AND  SUBSIDIARIES                                          FOR THREE MONTH PERIODS ENDED
 UNAUDITED                                                  MARCH 31, 1996 AND MARCH 31, 1995.
- ----------------------------------------------------------------------------------------------------


                                                                   MARCH 31,             MARCH 31,
                                                                     1996                   1995
                                                                 -------------          ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                                      ($142,832)            ($151,110)


 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                                      56,577                 3,029
    Provision for doubtful accounts                                       805
    Changes in assets and liabilities:
       Trade accounts receivable                                      (55,710)             (212,506)
       Inventories                                                   (373,280)
       Prepaid expenses and other assets                                6,778
       Accounts payable and accrued expenses                          355,507               210,754
                                                                 -------------          ------------

    Net Cash Provided (Used) By Operating Activities                 (152,155)             (149,833)
                                                                 -------------          ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Work-in-Process, Machine                                                                (32,778)
    Capital expenditures                                               (5,291)
                                                                 -------------          ------------

    Net Cash Provided  (Used)  By Investing Activities                 (5,291)              (32,778)
                                                                 -------------          ------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash Received From Stock Subscription                                                   140,000
    Proceeds from issuance of common stock                            173,035
    Payments on capital lease                                          (2,310)
    Advance From Officers                                                                    56,851
                                                                 -------------          ------------

      Net Cash Provided From Financing Activities                     170,725               196,851
                                                                 -------------          ------------


 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       13,279                14,240

 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          158,617                    26
                                                                 -------------          ------------

 CASH AND EQUIVALENTS AT END OF PERIOD                               $171,896               $14,266
                                                                 =============          ============


 SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
    Cash Paid during The Period For:
       Interest                                                        $1,366                $3,044
                                                                 =============          ============

    Common Stock Issued For Acquisition Of Subsidiaries                                    $487,500
                                                                 =============          ============

    Equipment Acquired Through Capital Leases                                               $18,586
                                                                 =============          ============


   The accompanying notes are an integral part of these financial statements.

INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION            Notes to Consolidated
AND SUBSIDIARIES                                       Financial Statements at
(Unaudited)                                            March 31, 1996
- -------------------------------------------------------------------------------

The condensed consolidated financial statements of International Cryogenic Systems Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the securities and exchange commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, International Cryogenic Systems Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in International Cryogenic Systems Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1995.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of the management, are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results to be expected for a full year.







The accompanying notes are an integral part of these financial statements.

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

RealCold Acquisitions - On January 30, l995, the Board of Directors approved (retroactive to January l, l995) the acquisitions of Technicold Services, Inc., RealCold Maintenance Systems, Inc. and Jordan Vessel Corporation. The company acquired l00% of the stock of these three companies in exchange for 487,500 shares of its common stock. The three companies will be supported and operated under RealCold Systems, Inc., a new wholly owned subsidiary of ICSC. RealCold Systems, Inc. will manufacture and support all related products, including packaged refrigeration systems for ICSC's cryogenic freezing systems and custom commercial sales, ammonia recovery and recycling systems, and non-chemical water treating systems. RealCold Systems will also offer automated block ice systems.

Technicold Services, Inc. offers consulting engineering services including process safety management compliance and ammonia refrigeration system design. Technicold Services also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation offers industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. offers unique innovative refrigeration products; Ammonia Recovery and Recycle Systems and Evaporative Condenser Water Conditioning Systems.

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

Nauticon, is an Austin, Texas based manufacturer of innovative evaporative heat exchangers. Nauticon line of products represent five years of development. An unique patented concept couples modern plastics with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. These evaporative heat exchangers are self cleaning in most applications thus eliminating chemical cleaning. These outstanding features cannot be found in competitive products. Nauticon evaporative heat exchangers serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils.

Wittemann & RealCold - RealCold Systems Inc. and The Wittemann Company signed a Joint Cooperative Agreement for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The cooperative agreement combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. George Briley, President of RealCold Systems with 46 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. The RealCold technical and engineering staff will provide the engineering design and manufacturing for innovative refrigeration products and the merchant carbon dioxide plants. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market. This venture has proved to be very successful for all related companies. Since the cooperative agreement was initiated there are twelve orders booked for CO2 plants and refrigeration systems through the first quarter of 1996.


Results of Operations

First Quarter 1996 - Revenue in the first quarter was $173,566. Because of new accounting procedures implemented for the 1995 end of year audit and continued into 1996, the Company will only record revenue on the financial statement of operations and not the combined sales and revenue as was previously posted for the respected quarters during 1995. Management believes that delivers of the sales order backlog beginning the second quarter 1996 should enhance revenues throughout 1996. Operating loss for the first quarter was ($144,174), ($0.03) per share, as compared to a loss of ($152,343), ($0.03) per share for the comparable period last year. Total assets increased to over $2.6M and the Company's net equity increased to over $1.5M for the first quarter 1996. There was a total of 5,544,269 common shares outstanding as of March 31, 1996.

Sales Backlog - Sale order backlog as of March 31, 1996 was approximately $3.8 million which is scheduled for delivery throughout 1996.

During the first three months of operation RealCold Systems continued to make significant progress submitting over fifty proposals todate for refrigeration systems and CO2 plants while supporting the engineering and manufacturing operations and producing systems for delivery overseas. As the RealCold manufacturing facility continues to improve its operations and additional product is manufactured in house, profit margins should improve. New administration office procedures have been implemented and have improved order processing, receivables and payables, and customer relations resulting in reduced administration costs. Management believes the Company will continue to improve profit margins and income as these operating functions improve and as sales increase during the next year.

Nauticon, as a new ICSC operating subsidiary, continues to see favorable results from its operations. Nauticon initiated their sales and marketing program during the fourth quarter 1995 and has been successful promoting their evaporative condenser system at the Food Marketing Exhibition and the ARI - ASHRAE Exhibition in Chicago and Atlanta. They have hosted a number of interested visitors, (both from the United States and foreign countries), who represent very significant markets for their products. Primary sales targets will be the large refrigeration manufactures that could produce and distribute product under their own private label. Besides marketing direct through agents in the U S, other market outlets will be through distributors world wide. Company executives representing Nauticon and executives from a major manufacturer of refrigeration equipment have recently exchanged facility visits. The major manufacturer


PAGE 10
expressed a very strong interest in pursuing a joint manufacturing and marketing program with Nauticon. Management also believes that there are many opportunities for licensing the Nauticon technology to major manufactures in the U S and foreign countries.

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

The Company is currently live on the INTERNET, a world wide information network. The real time system will provide anyone, investor or customer, Company news releases, financial data and product information. A new on-line proposal writing system and sales tool, which will produce text, drawings, color pictures and video, is currently being developed for the INTERNET that should enhance sales world wide for all Company products. A remote sales rep will be able to prepare a sales proposal with the customer in a real time environment producing text, drawings, color pictures and video. Access the ICSC home page on the INTERNET by addressing http://www.ucsc.com/icsc.


Financial Summary

                       March 31, 1996  March 31, 1995
                       --------------  --------------



Total Assets              $2,682,162      $1,686,599

Total Liabilities         $1,112,218        $499,520

Total Equity              $1,569,944      $1,187,079



Sales Orders              $3,765,289      $1,308,887

Sales Revenue               $173,566

Net Earnings (Loss)       ($144,174)       ($151,110)

Earnings (Loss) Per Share    ($0.03)          ($0.03)

Shares Outstanding         5,544,269       4,253,234



NOTE: Sales and Revenue were recorded as one amount for the first quarter 1995.


PAGE 11


PART II.  OTHER INFORMATION




Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          Exhibit (27) FINANCIAL DATA SCHEDULE


PAGE 12

                     INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
                                      FORM 10-Q
                                   March 31, 1996


                                      Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     May 13, 1996



INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION



/s/Francis Simola
- --------------------------------
Francis L. Simola
Chairman and President
(Chief Executive Officer)