Form 10-Q
period 1996-06-30
INTERNATIONAL CRYOGENIC SYSTEMS CORP
filed 1996-08-12
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended  June 30, 1996

                       Commission File Number  33-19584


                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


Nevada                                                      23-258270
(State of Incorporation)                      (IRS Employer Identification No.)


103 GUADALUPE DRIVE
CIBOLO, TEXAS 78108                                         210-659-8450
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
                                        ------    ------


As of June 30, 1996, 5,619,269 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,453,367










                  Sequential Page  1 of 13


                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                               AND SUBSIDIARIES


                                     INDEX




PART I.   FINANCIAL INFORMATION                                            Page


     Item 1:   Financial Statements (Unaudited)


               Consolidated Balance Sheets as of
               June 30, 1996 and December 31, 1995.                        3

               Consolidated Statement of Operations for Three and Six
               Months Ended June 30, 1996 and June 30, 1995.               4

               Consolidated Statement of Changes in Stockholders' Equity
               for Three Months Ended June 30, 1996 and June 30, 1995.     5

               Consolidated Statement of Cash Flows for Three and Six
               Months Ended June 30, 1996 and June 30, 1995.               6

               Notes to Consolidated Financial Statements at June 30,1996. 7


     Item 2:   Management's Discussion and Analysis of                     8
               Financial Condition and Results of Operations.



PART II.   OTHER INFORMATION                                               12


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.








                  Sequential Page  2 of 13

 INTERNATIONAL CRYOGENIC SYSTEMS CORP.                                   CONSOLIDATED BALANCE SHEETS  AT
 AND SUBSIDIARIES
 (UNAUDITED)                                                             JUNE 30, 1996 AND DECEMBER 31, 1995.
- ----------------------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
                                                                             JUNE 30,                         DECEMBER 31,
                                                                               1996                               1995
                         ASSETS                                            --------------                    ---------------

 CURRENT ASSETS
    Cash and cash equivalents                                                   $142,535                           $158,617
    Trade accounts receivable, net of allowance
      for doubtful accounts of $5,000.                                           269,138                             31,514
    Inventory                                                                    931,493                             58,994
    Prepaid expenses and other current assets                                     44,114                             43,951
                                                                           --------------                    ---------------

      Total Current Assets                                                     1,387,280                            293,076
                                                                           --------------                    ---------------


 OTHER ASSETS
    Property and equipment, net of accumulated
 depreciation                                                                    103,456                            104,628
    Patent rights and related technology,
      net of accumulated amortization                                          1,225,852                          1,295,718
    Goodwill, net of accumulated amortization                                    573,038                            605,340
                                                                           --------------                    ---------------

      Total Other Assets                                                       1,902,346                          2,005,686
                                                                           --------------                    ---------------

 TOTAL ASSETS                                                                 $3,289,626                         $2,298,762
                                                                           ==============                    ===============



         LIABILITIES  AND  STOCKHOLDERS'  EQUITY

 CURRENT LIABILITIES:
    Loan from officers                                                          $270,303                            $69,106
    Note payable                                                                 100,000                            100,000
    Accounts payable and accrued expenses                                        322,112                            518,234
    Deferred revenue                                                             978,586                             61,148
    Capital lease obligation                                                       5,814                              8,837
                                                                           --------------                    ---------------

      Total Current Liabilities                                                1,676,815                            757,325
                                                                           --------------                    ---------------

 LONG TERM LIABILITIES:
    Capital lease obligation, net current portion                                                                     1,697
                                                                                                             ---------------
      Total Liabilities                                                        1,676,815                            759,022
                                                                           --------------                    ---------------

 STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 200,000,000
      shares authorized, 5,619,269 and 5,371,234

      shares issued and outstanding at June 30, 1996
      and December 31, 1995, respectively.                                         5,619                              5,371
    Additional paid-in capital                                                 3,927,350                          3,717,063
    Amounts due shareholders                                                      (7,500)                            (7,500)
    Accumulated Deficit                                                       (2,312,658)                        (2,175,194)
                                                                           --------------                    ---------------

    Total Stockholders' Equity                                                 1,612,811                          1,539,740
                                                                           --------------                    ---------------

 TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                                   $3,289,626                         $2,298,762
                                                                           ==============                    ===============


 The accompanying notes are an integral part of these financial statements.

 Sequential Page 3 of 12

 INTERNATIONAL CRYOGENIC SYSTEMS CORP.                             CONSOLIDATED STATEMENTS OF OPERATIONS
 AND SUBSIDIARIES                                                  FOR THE THREE AND SIX MONTH PERIODS
 UNAUDITED                                                         ENDED JUNE 30, 1996 AND JUNE 30, 1995.
- ----------------------------------------------------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED                   SIX  MONTHS ENDED
                                                            JUNE 30,         JUNE 30,          JUNE 30,         JUNE 30,
                                                              1996             1995              1996             1995
                                                           -------------    -------------     -------------   --------------
 SALES REVENUE:
    Product Sales                                            $1,075,910       $1,252,764        $1,184,023       $2,561,651
    Services                                                     $4,050                            $69,503
                                                           -------------    -------------     -------------   --------------

       Total Revenue                                          1,079,960        1,252,764         1,253,526        2,561,651

 COST OF REVENUE:
    Product Sales                                               642,036          989,107           723,480        2,116,697
    Services                                                     78,594                             93,460
                                                           -------------    -------------     -------------   --------------

       Total Cost of Revenue                                    720,630          989,107           816,940        2,116,697
                                                           -------------    -------------     -------------   --------------

       Gross Margin                                             359,330          263,657           436,586          444,954

 OPERATING EXPENSES:
    Sales and Marketing                                         150,855                            204,279
    General and Administrative                                  186,730                            320,516
    Research and Development                                     26,993                             61,213
                                                           -------------    -------------     -------------   --------------

       Total Operating Expense                                  364,578          311,074           586,008          644,714
                                                           -------------    -------------     -------------   --------------

       Operating Loss                                            (5,248)         (47,417)         (149,422)        (199,760)

 OTHER INCOME (EXPENSE):
    Interest and Other Income                                    12,320            1,289            15,603            2,522
    Interest Expense                                             (1,679)                            (3,045)
    Other                                                           (26)                              (600)
                                                           -------------    -------------     -------------   --------------

       Total Other Income (Expense)                              10,615            1,289            11,958            2,522
                                                           -------------    -------------     -------------   --------------

 NET INCOME (LOSS)                                               $5,367         ($46,128)        ($137,464)       ($197,238)
                                                           =============    =============     =============   ==============

 NET INCOME (LOSS) PER SHARE                                       0.00            (0.01)            (0.02)           (0.04)
                                                           =============    =============     =============   ==============

 WEIGHTED AVERAGE NUMBER OF SHARES                            5,592,895        4,453,234         5,539,109        4,453,234
                                                           =============    =============     =============   ==============

 The accompanying notes are an integral part of these financial statements.

 Sequential Page 4 of 12

 INTERNATIONAL CRYOGENIC SYSTEMS CORP.
 AND SUBSIDIARIES                                               CONSOLIDATED STATEMENT OF CHANGES IN
 UNAUDITED                                                      STOCKHOLDER'S EQUITY FOR THE THREE MONTH PERIODS
                                                                ENDED JUNE 30, 1995 AND JUNE 30, 1996.
- ----------------------------------------------------------------------------------------------------------------------------------


                                       COMMON  STOCK             ADDITIONAL        AMOUNTS
                                    ------------------------       PAID-IN         DUE FROM        ACCUMULATED
                                      STOCK         AMOUNT         CAPITAL       STOCKHOLDERS       (DEFICIT)            TOTAL
                                    ------------  ----------     -------------  -------------    -----------------   --------------


 Balances At April 1, 1995            4,253,234      $4,252        $2,420,182                        ($1,232,357)       $1,192,077

 Issuance of Common Stock For
 Cash                                   200,000         200           279,800                                              280,000

 Net (Loss) For The Three
 Month Period
 Ended June 30, 1995                                                                                     (46,128)          (46,128)
                                    ------------  ----------     -------------  -------------    -----------------   --------------

 Balances At June 30, 1995            4,453,234      $4,452        $2,699,982                        ($1,278,485)       $1,425,949
                                    ============  ==========     =============  =============    =================   ==============






 Balances At April 1, 1996            5,544,269      $5,544        $3,889,925        ($7,500)        ($2,318,025)       $1,569,944

 Issuance of Common Stock For
 Accounts Payable                        75,000          75            37,425                                               37,500

 Net Income For The Three
 Month Period
 Ended June 30, 1996                                                                                        5,367            5,367
                                    ------------  ----------     -------------  -------------    -----------------   --------------

 Balances At June 30, 1996            5,619,269      $5,619        $3,927,350        ($7,500)        ($2,312,658)       $1,612,811
                                    ============  ==========     =============  =============    =================   ==============




 The accompanying notes are an integral part of these financial statements.

 Sequential Page 5 of 12

 INTERNATIONAL CRYOGENIC SYSTEMS CORP.                               CONSOLIDATED STATEMENT OF CASH FLOWS
 AND SUBSIDIARIES                                                    FOR THREE AND SIX MONTH PERIODS
 (UNAUDITED)                                                         ENDED JUNE 30, 1996 AND JUNE 30, 1995.
- ----------------------------------------------------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED                  SIX  MONTHS ENDED
                                                            JUNE 30,         JUNE 30,          JUNE 30,         JUNE 30,
                                                              1996             1995              1996             1995
                                                           -------------    -------------     -------------   --------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                            $5,367         ($46,128)        ($137,464)       ($197,238)

    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                              58,137            3,029           114,714            6,059
      Provision for doubtful accounts                                 0                                805
      Common stock issued for operating expense                  37,500                            210,535
      Changes in assets and liabilities:
       Trade accounts receivable                               (182,719)          74,067          (238,429)        (138,439)
       Inventories                                             (499,219)        (123,264)         (872,499)        (123,264)
       Prepaid expenses and other assets                         (6,941)          (1,305)             (163)          (1,305)
       Accounts payable and accrued expenses                   (473,287)         104,771          (196,122)         274,150
       Deferred revenues                                        917,438                            917,438
                                                           -------------    -------------     -------------   --------------

    Total Adjustments                                          (149,091)          57,298           (63,721)          17,201
                                                           -------------    -------------     -------------   --------------


    Net Cash Provided (Used) By Operating Activities           (143,724)          11,170          (201,185)        (180,037)
                                                           -------------    -------------     -------------   --------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (6,083)         (20,077)          (11,374)         (59,613)
                                                           -------------    -------------     -------------   --------------


    Net Cash Provided (Used) By Investing Activities             (6,083)         (20,077)          (11,374)         (59,613)
                                                           -------------    -------------     -------------   --------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                                  280,000                            420,000
    Loans from officers                                         122,856          (56,851)          201,197
    Notes Payable                                                                (48,132)
    Payments on capital lease                                    (2,410)                            (4,720)
                                                           -------------    -------------     -------------   --------------


    Net Cash Provided (Used) By Financing Activities            120,446          175,017           196,477          420,000
                                                           -------------    -------------     -------------   --------------


 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (29,361)         166,110           (16,082)         180,350

 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    171,896           14,266           158,617               26
                                                           -------------    -------------     -------------   --------------

 CASH AND EQUIVALENTS AT END OF PERIOD                         $142,535         $180,376          $142,535         $180,376
                                                           =============    =============     =============   ==============


 SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
    Cash Paid during The Period For:
       Interest                                                  $1,679                             $3,045



 The accompanying notes are an integral part of these financial statements.

 Sequential Page 6 of 12

INTERNATIONAL CRYOGENIC SYSTEMS CORP.        Notes to Consolidated
AND SUBSIDIARIES                             Financial Statements at
(Unaudited)                                  June 30, 1996
- ------------------------------------------------------------------------------


The condensed consolidated financial statements of International Cryogenic Systems Corporation and Subsidiaries included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, International Cryogenic Systems Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in International Cryogenic Systems Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1995.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of the management, are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results to be expected for a full year.






































                  Sequential Page  7 of 13

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

GENERAL:

Changes In Registrant's Certifying Accountant - The Registrant contracted with Coopers & Lybrand, a major international professional services firm, as the new Company auditors effective for the 1995 fiscal year audit. The Company believes that because of the increased financial activities, and management's desire to produce a credible growth company, the Company warrants the need of an independent auditor with the stature of Coopers & Lybrand.

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

RealCold Acquisitions - On January 30, l995, the Board of Directors approved (retroactive to January l, l995) the acquisitions of Technicold Services, Inc., RealCold Maintenance Systems, Inc. and Jordan Vessel Corporation. The company acquired l00% of the stock of these three companies in exchange for 487,500 shares of its common stock. The three ICSC subsidiary companies were supported and operated under RealCold Systems, Inc. for six months ending June 30, 1996 prior to its acquisition by WittCold Systems, Inc. The subsidiary companies will manufacture and support all related products, including packaged refrigeration systems for ICSC's cryogenic freezing systems and custom commercial sales, ammonia recovery and recycling systems, and non-chemical water treating systems. The Company will also offer automated block ice systems.

Technicold Services, Inc. offers consulting engineering services including process safety management compliance and ammonia refrigeration system design. Technicold Services also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. The former Jordan Vessel Corporation, operating under RealCold Systems, offers industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. offers unique innovative refrigeration products; Ammonia Recovery and Recycle Systems and Evaporative Condenser Water Conditioning Systems. RealCold Maintenance Systems also publishes a quarterly newsletter, COLD TALK, which reaches over (1700) refrigeration technicians in the industry.

                  Sequential Page  8 of 13
Wittemann & RealCold Joint Venture - RealCold Systems Inc. and The Wittemann Company signed a Joint Cooperative Agreement, June 1995, for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The cooperative agreement combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. George Briley, President of RealCold Systems with 46 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. The RealCold technical and engineering staff will provide the engineering design and manufacturing for innovative refrigeration products and the merchant carbon dioxide plants. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market. This venture has proved to be very successful for all related companies. Eleven (11) orders were booked this year for merchant carbon dioxide plants and refrigeration packages (average order $700,000). British Oxygen Corporation (BOC) purchased some of these plants for installation in mainland China.


Subsequent Event:

WittCold Systems, Inc., Palm Coast, Florida, a Wittemann Company and wholly owned subsidiary of Dover Corporation purchased all of the issued and outstanding capital stock of RealCold Systems, Inc., San Antonio, Texas, a wholly owned subsidiary of International Cryogenic Systems Corporation, the Registrant.

The acquisition culminated after a successful (50/50) joint venture between the two companies for the manufacture and marketing of Merchant Carbon Dioxide Plants and Refrigeration System Packages.

The effective closing date of all financial accounting transactions, between the two companies, was as of June 30, 1996, the end of the Registrant's second quarter reporting period. Closing date of the Acquisition Agreement was on July 23, 1996. Terms and conditions of the acquisition agreement between WittCold Systems, Inc. and the Registrant, as follows:

The purchase price for the common shares was the aggregate sum of Three Million Dollars ($3,000,000) plus five percent (5 %) of the Net Sales of Refrigeration Systems for the ten (10) full calendar years 1996 through 2005 and two and one half (2 1/2%) of Net Sales of Merchant C02 Systems for the nine (9) full calendar years 1997 through 2005 (the "Percentage Amount").

If the aggregate Percentage Amount paid to Registrant, as set forth above, through the year 2005 is not at least Two million Dollars ($2,000,000), the Purchaser agrees to pay to Registrant no later than April 30, 2006, the difference between the aggregate Percentage Amount paid to Registrant and Two Million Dollars ($2,000,000). Notwithstanding the foregoing, in the event that George Briley, a Director and major shareholder of the Registrant, is not employed by and actively engaged in the Company's business for a period of three full years after the date of Closing, then the foregoing obligation to pay a minimum Percentage Amount of Two Million Dollars ($2,000,000) is null and void and Registrant shall be entitled only to the Percentage Amount based on Actual Net Sales as set forth above.

"Net Sales", as used herein, means payments received from customers less commissions to non-employee agents, export preparation, inland freight and forwarding fees, ocean freight, insurance, discounts and all warranty work
                  Sequential Page  9 of 13
performed during the relevant period. The Percentage Amount will be determined each calendar quarter and any amount due Registrant shall be paid to the Registrant within thirty days after the end of each calendar quarter.

New Facilities:

The Registrant and subsidiaries recently moved to another location near San Antonio, Texas, and leased a 32,000 square foot facility for administration, engineering and manufacturing operations. WittCold Systems, Inc. has subleased 50% of the facility from the Registrant for their engineering and manufacturing operations.

New Address and Phone Number of the Registrant:

103 Guadalupe Drive
Cibolo, Texas  78108

210-659-8450 Phone
210-659-8250 Fax



RESULTS OF OPERATIONS:

Second Quarter 1996 - Revenue for the three and six months periods ended June 30, 1996 was $1,079,960 and $1,253,526 respectively as compared to $1,252,764 and $2,561,651 for the same periods respectively in 1995.

Because of new accounting procedures implemented for the 1995 end of year audit and continued into 1996, the Company will only record revenue on the financial statement of operations and not the combined sales/revenue as was previously posted for the respected quarters during 1995.

Net Income (Loss) for the three and six months periods ended June 30, 1996 was $5,367 and ($137,464) respectively as compared to ($46,128) and ($197,238) for the same periods respectively in 1995. Net Income (Loss) per share for the six month periods were ($0.02) and ($0.04) respectively. The Company has steadily improved operations since inception and expects that it will continue to improve; losses were continually reduced during each of the respective periods.

As of June 30, 1996, the end of the second quarter period; total assets increased to over $3.2M dollars and the net equity increased to over $1.6M dollars. There was a total of 5,619,269 common shares outstanding as of June 30, 1996.

Subsequent Event - The sale of RealCold Systems brings the Company's assets to approximately $6.5M dollars and shareholders equity in excess of $6M dollars, supporting a book value of over $1.00 per share.

Revenue backlog from the RealCold Systems acquisition will be lower than expected for the remainder of the year, but the Company should start to pick up a very good revenue stream beginning in 1997, all subject to the terms and conditions as outlined in the Acquisition Agreement. WittCold Systems/RealCold Systems should continued to make significant progress. Over fifty proposals have been submitted todate for refrigeration systems and CO2 plants. Management believes that the Company will continue to improve operating income as WittCold Systems sales increase and revenue "percentage amount" is paid the Company.

Nauticon, as a relatively new ICSC operating subsidiary, continues to see favorable results from its operations. Sales proposals submitted to date exceed
                 Sequential Page  10 of 13
the Company's sales projections for the remainder of the year. Nauticon, after they initiated their sales and marketing program, has been successful promoting their evaporative condenser system at the Food Marketing Exhibition and the ARI
- - ASHRAE Exhibition in Chicago and Atlanta. They have hosted a number of interested visitors, (both from the United States and foreign countries), who represent very significant markets for their products. Primary sales targets are the large refrigeration manufactures that could produce and distribute product under their own private label. Besides marketing direct through agents in the U S, other market outlets will be through distributors world wide.

Company executives representing Nauticon and executives from a major manufacturer of refrigeration equipment have exchanged facility visits. The result being that the major Company is currently testing a Nauticon system at their testing facility. Management anticipates a successful test and ultimately a successful venture. Also Executives from other major refrigeration companies have recently visited Nauticon expressing great interest in pursuing a joint cooperative manufacturing and marketing venture. Management also believes that there are many opportunities for licensing the Nauticon technology to major manufactures in the U S and foreign countries.

ICSC is continually seeking other related acquisitions and joint venture partners to enhance and support its growth plans and goals. Current negotiations are with (3) such entities. ICSC is also forming national and international alliances and distribution centers with agents, distributors and synergistic companies to build a comprehensive industry wide refrigeration and food freezing company.

Management believes that its working capital of $3M dollars in cash is sufficient to support its operations and growth plans for the near future. The sale of RealCold Systems; brings ICSC's assets and shareholders equity in excess of $6M dollars, and the revenue "percentage amount" payments should provide ongoing income to support future capital needs.

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


















                 Sequential Page  11 of 13

Financial Summary:

                       Three Months Ended            Six Months Ended
                      June 30, 1996  June 30, 1995  June 30,1996  June 30,1995

                       ------------- ------------- -------------  ------------

Sales/Revenue             $1,079,960   $1,252,764    $1,253,526    $2,561,651

Net Income (Loss)             $5,367    ($46,128)    ($137,464)    ($197,238)

Net Income (Loss) Per Share     0.00       (0.01)        (0.02)        (0.04)

Shares Outstanding (Avg.)  5,592,895    4,453,234     5,539,109     4,453,234





Total Assets                                         $3,289,626    $1,925,257

Total Liabilities - Current                          $1,676,815      $490,171

Total Liabilities - Long Term                             $0.00        $9,137

Total Stockholders Equity                            $1,612,811    $1,425,949



NOTE:  Sales Orders and Revenue were recorded as one amount second quarter 1995


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

           Exhibit (27) - Financial Data Schedule

                 Sequential Page  12 of 13


                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                                   FORM 10-Q

                                 June 30, 1996



                                   Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Date:     August 7, 1996



                         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION


                         /s/Francis L. Simola
                         ----------------------------------------
                         Francis L. Simola
                         President and CEO































                 Sequential Page  13 of 13