Form 10-Q
period 1996-09-30
INTERNATIONAL CRYOGENIC SYSTEMS CORP
filed 1996-11-12
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended  September 30, 1996

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


As of September 30, 1996, 5,619,269 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,453,367










                  Sequential Page  1 of 14



                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                               AND SUBSIDIARIES


                                     INDEX




PART I.   FINANCIAL INFORMATION                                            Page


 Item 1: Financial Statements (Unaudited)


          Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995.                           3

          Consolidated Statement of Operations for Three and Six
          Months Ended September 30, 1996 and September 30, 1995.             4

          Consolidated Statement of Changes in Stockholders' Equity for
          Three Months Ended September 30, 1996 and September 30, 1995.       5

          Consolidated Statement of Cash Flows for Three and Six
          Months Ended September 30, 1996 and September 30, 1995.             6

          Notes to Consolidated Financial Statements at September 30, 1996.   7


 Item 2: Management's Discussion and Analysis of                              8
          Financial Condition and Results of Operations.



PART II.   OTHER INFORMATION                                                 13


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.







                  Sequential Page  2 of 14

 INTERNATIONAL CRYOGENIC SYSTEMS CORP.                   CONSOLIDATED BALANCE SHEETS  AT
 AND SUBSIDIARIES                                        SEPTEMBER 30, 1996 AND DECEMBER 31, 1995.
 UNAUDITED
-----------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)             (AUDITED)
                                                                  SEPTEMBER 30,           DECEMBER 31,
 ASSETS                                                                1996                  1995
                                                                 --------------         --------------
 CURRENT ASSETS
    Cash and cash equivalents                                       $2,555,146               $158,617
    Trade accounts receivable, net of allowance
      for doubtful accounts of $805 and $31,060,
      respectively                                                      30,328                 31,514
    Royalties receivable                                               200,000
    Inventory                                                           61,139                 58,994
    Prepaid expenses and other current assets                           23,817                 43,951
                                                                 --------------         --------------
      Total Current Assets                                           2,870,430                293,076
                                                                 --------------         --------------

 OTHER ASSETS
    Property and equipment, net of accumulated
      depreciation                                                      70,359                104,628
    Patent rights and related technology,
      net of accumulated amortization                                1,190,920              1,295,718
    Goodwill, net of accumulated amortization                          506,517                605,340
    Cash escrow resulting from sale                                    200,000
    Royalties receivable                                             1,800,000
                                                                 --------------         --------------
      Total Other Assets                                             3,767,796              2,005,686
                                                                 --------------         --------------

 TOTAL ASSETS                                                       $6,638,226             $2,298,762
                                                                 ==============         ==============


 LIABILITIES  AND  STOCKHOLDERS'  EQUITY

 CURRENT LIABILITIES:
    Loan from officers                                                 $26,700                $69,106
    Note payable                                                        90,000                100,000
    Accounts payable and accrued expenses                              229,518                518,234
    Income taxes payable                                               205,561
    Deferred income taxes                                               66,457
    Deferred revenue                                                    14,791                 61,148
    Capital lease obligation                                                                    8,837
                                                                 --------------         --------------
      Total Current Liabilities                                        633,027                757,325
                                                                 --------------         --------------

 LONG TERM LIABILITIES:
    Deferred income taxes                                              598,111
    Capital lease obligation, net current portion                                               1,697
                                                                 --------------         --------------
      Total Long Term Liabilities                                      598,111                  1,697
                                                                 --------------         --------------

      Total Liabilities                                              1,231,138                759,022
                                                                 --------------         --------------

 STOCKHOLDERS' EQUITY

    Common stock, $0.001 par value, 200,000,000
      shares authorized, 5,619,269 and 5,371,234
      shares issued and outstanding at September 30,
      1996 and December 31, 1995, respectively.                          5,619                  5,371
    Additional paid-in capital                                       3,927,350              3,717,063
    Amounts due shareholders                                            (7,500)                (7,500)
    Retained Earnings                                                1,481,619             (2,175,194)
                                                                 --------------         --------------
    Total Stockholders' Equity                                       5,407,088              1,539,740
                                                                 --------------         --------------


 TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                         $6,638,226             $2,298,762
                                                                 ==============         ==============


The accompanying notes are an integral part of these financial statements.

Sequential Page 3 of 14

 INTERNATIONAL CRYOGENIC SYSTEMS CORP.                       CONSOLIDATED STATEMENTS OF OPERATIONS
 AND SUBSIDIARIES                                            FOR THE THREE AND NINE MONTH PERIODS ENDED
 UNAUDITED                                                   SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.
-------------------------------------------------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPT 30,         SEPT 30,         SEPT 30,          SEPT 30,
                                                             1996             1995            1996               1995
                                                         ------------    -------------    -------------      ------------

 SALES REVENUE:
    Product Sales                                            $52,329         $738,703       $1,236,352        $3,300,354
    Services                                                  43,783                           113,286
                                                         ------------    -------------    -------------      ------------

       Total Revenue                                          96,112          738,703        1,349,638         3,300,354

 COST OF REVENUE:
    Product Sales                                              6,448          539,253          729,928         2,655,950
    Services                                                  38,675                           132,135
                                                         ------------    -------------    -------------      ------------

       Total Cost of Revenue                                  45,123          539,253          862,063         2,655,950
                                                         ------------    -------------    -------------      ------------

       Gross Margin                                           50,989          199,450          487,575           644,404

 OPERATING EXPENSES:
    Sales and Marketing                                       90,723                           295,002
    General and Administrative                               180,322                           500,838
    Research and Development                                   4,592                            65,806
                                                         ------------    -------------    -------------      ------------

       Total Operating Expense                               275,637          327,666          861,646           972,400
                                                         ------------    -------------    -------------      ------------

       Operating Loss                                       (224,648)        (128,216)        (374,071)         (327,996)

 OTHER INCOME (EXPENSE):
    Gain on Sale of Subsidiary                             4,886,525                         4,886,525
    Interest and Other Income                                  3,047               44           18,650             2,566
    Interest Expense                                            (486)                           (3,531)
    Other Expense                                                (33)                             (633)
                                                         ------------    -------------    -------------      ------------

     Total Other Income (Expense)                          4,889,053               44        4,901,011             2,566
                                                         ------------    -------------    -------------      ------------


 NET INCOME (LOSS) BEFORE INCOME TAXES                     4,664,405         (128,172)       4,526,940          (325,430)

 PROVISION FOR INCOME TAXES
    Current                                                  205,561                           205,561
    Deferred                                                 664,567                           664,567
                                                         ------------    -------------    -------------      ------------


     Total Provision for Income Taxes                        870,128                           870,128
                                                         ------------    -------------    -------------      ------------

 NET INCOME (LOSS)                                        $3,794,277        ($128,172)      $3,656,812         ($325,430)
                                                         ============    =============    =============      ============

 NET INCOME (LOSS) PER SHARE                                   $0.68           ($0.02)           $0.66            ($0.06)
                                                         ============    =============    =============      ============

 WEIGHTED AVERAGE NUMBER OF SHARES                         5,619,269        4,453,234        5,565,750         4,453,234





The accompanying notes are an integral part of these financial statements.

Sequential Page 4 of 14

    INTERNATIONAL CRYOGENIC SYSTEMS CORP.                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    AND SUBSIDIARIES                                                               FOR THE THREE MONTH PERIODS ENDED
    UNAUDITED                                                                      SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996.
----------------------------------------------------------------------------------------------------------------------------------

                                                                                ADDITIONAL   AMOUNTS
                                                           COMMON  STOCK         PAID-IN     DUE FROM    ACCUMULATED
                                                         STOCK       AMOUNT       CAPITAL   STOCKHOLDERS  (DEFICIT)     TOTAL
                                                      -----------  ---------   ------------ ----------- ------------ -------------

    Balances At July 1, 1995                           4,453,234     $4,452     $2,699,982              ($1,278,485)   $1,425,949

    Common Stock Issued For Acquisition of
    Nauticon                                             900,000        900        899,100                                900,000


    Common Stock For Cash - Excercise Stock Option         8,000          8                                                     8

    Net (Loss) For The Three Month Period
    Ended september 30, 1995                                                                               (128,192)    ($128,192)
                                                      -----------  ---------   ------------ ----------- ------------ -------------

    Balances At September 30, 1995                     5,361,234     $5,360     $3,599,082         $0   ($1,406,677)   $2,197,765
                                                      ===========  =========   ============ =========== ============ =============






    Balances At July 1, 1996                           5,619,269     $5,619     $3,927,350    ($7,500)  ($2,312,658)   $1,612,811

    Net (Loss) For The Three Month Period
    Ended September 30, 1996                                                                              3,794,277     3,794,277
                                                      -----------  ---------   ------------ ----------- ------------ -------------

    Balances At September 30, 1996                     5,619,269     $5,619     $3,927,350    ($7,500)   $1,481,619    $5,407,088
                                                      ===========  =========   ============ =========== ============ =============



The accompanying notes are an integral part of these financial statements.

Sequential Page 5 of 14

 INTERNATIONAL CRYOGENIC SYSTEMS CORP.                            CONSOLIDATED STATEMENT OF CASH FLOWS
 AND SUBSIDIARIES                                                 FOR THREE AND NINE MONTH PERIODS ENDED
 (UNAUDITED)                                                      SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.
--------------------------------------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPT 30,         SEPT 30,         SEPT 30,          SEPT 30,
                                                             1996             1995             1996              1995
                                                         ------------    -------------    -------------      ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                      $3,794,277        ($128,192)      $3,656,812         ($325,430)

   Add Items Not Requiring The Use of Cash:
     Depreciation and Amortization                           103,787            6,066          218,501            12,125
     Provision for Doubtful Accounts                                                               805
     Common Stock Issued for Operating Expenses
     Changes in Assets and Liabilities:                                                        210,535
       Trade Accounts receivables                            238,811           54,752              382           (85,720)
       Inventory                                             870,354           89,376           (2,145)          (33,888)
       Refundable Deposits                                                    (11,258)                           (11,258)
       Prepaid Expenses and Other Assets                      20,297          (20,341)          20,134           (21,646)
       Accounts Payable and Accrued Expenses                 (92,594)        (154,008)        (288,716)          227,305
       Deferred Revenues                                    (963,795)                          (46,357)
       Deferred Fees                                                           83,000                             83,000
       Intereat Payable                                                         8,854                              8,854
       Income Taxes Payable                                  205,561            2,583          205,561             2,583
       Deferred Taxes Payable                                664,568            1,424          664,568             1,424
   Pretax Gain of Sale of Discontinued Operation          (4,886,525)                       (4,886,525)
   Cash Used by Discontinued Operations                      (80,358)                          (80,358)
                                                         ------------    -------------    -------------      ------------

   Total Adjustments                                      (3,919,894)          60,448       (3,983,615)          182,779
                                                         ------------    -------------    -------------      ------------

    Net Cash Provided (Used) By Operating
     Activities                                             (125,617)         (67,744)        (326,803)         (142,651)
                                                         ------------    -------------    -------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                      (8,169)                          (19,543)

    Purchase of Equipment and Related Technologies                            (85,845)                          (145,597)

    Proceeds From Sale of Discontinued Operations          2,800,000                         2,800,000

    Cash Used by Discontinued Operations                    (100,000)                         (100,000)
                                                         ------------    -------------    -------------      ------------

    Net Cash Provided (Used) By Investing
     Activities                                            2,691,831          (85,845)       2,680,457          (145,597)
                                                         ------------    -------------    -------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Stock                                                     8                            420,000
    Loans from officers                                     (243,603)                          (42,406)          (56,851)
    Notes Payable                                                              40,000                             40,000
    Payments on capital lease                                                                   (4,719)          (48,132)
    Net Borrowings on Line of Credit                          90,000                            90,000
                                                         ------------    -------------    -------------      ------------

    Net Cash Provided (Used) By Financing
     Activities                                             (153,603)          40,008           42,875           355,017
                                                         ------------    -------------    -------------      ------------


 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           2,412,611         (113,581)       2,396,529            66,769


 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                 142,535          180,376          158,617                26
                                                         ------------    -------------    -------------      ------------

 CASH AND EQUIVALENTS AT END OF PERIOD                    $2,555,146          $66,795       $2,555,146           $66,795
                                                         ============    =============    =============      ============


 SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:

    Cash Paid during The Period For:  Interest                  $486                            $3,531
                                                         ============    =============    =============      ============

 SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

    Common Stock Issued From Acquisition                                     $900,000                           $900,000
                                                         ============    =============    =============      ============



The accompanying notes are an integral part of these financial statements.

Sequential Page 6 of 14





INTERNATIONAL CRYOGENIC SYSTEMS CORP.        Notes to Consolidated
AND SUBSIDIARIES                             Financial Statements at
Unaudited                                    September 30, 1996

-------------------------------------------------------------------------------

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


































                  Sequential Page  7 of 14

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

                  Sequential Page  8 of 14
Wittemann & RealCold Joint Venture - RealCold Systems Inc. and The Wittemann Company signed a Joint Cooperative Agreement, June 1995, for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The cooperative agreement combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. George Briley, President of RealCold Systems with 46 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. The RealCold technical and engineering staff will provide the engineering design and manufacturing for innovative refrigeration products and the merchant carbon dioxide plants. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market. This venture has proved to be very successful for all related companies. Eleven (11) orders were booked this year for merchant carbon dioxide plants and refrigeration packages (average order $700,000). British Oxygen Corporation (BOC) purchased some of these plants for installation in mainland China.

Sale of Subsidiary - RealCold Systems, Inc:

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

"Net Sales", as used herein, means payments received from customers less commissions to non-employee agents, export preparation, inland freight and forwarding fees, ocean freight, insurance, discounts and all warranty work performed during the relevant period. The Percentage Amount will be determined

                  Sequential Page  9 of 14
each calendar quarter and any amount due Registrant shall be paid to the Registrant within thirty days after the end of each calendar quarter, starting first quarter 1997.

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

 210-659-8450 Phone
 210-659-8250 Fax









































                 Sequential Page  10 of 14

RESULTS OF OPERATIONS:

Third Quarter 1996 - Revenue for the three and nine month periods ended September 30, 1996 was $96,112 and $1,349,638 respectively as compared to $738,703 and $3,300,354 for the same periods respectively in 1995.

Because of new accounting procedures implemented for the 1995 end of year audit and continued into 1996, the Company will only record revenue after product is shipped and billed, and not the combined sales/revenue on work in process billing as was previously posted for the respected quarters during 1995.

Net Income before taxes for the three and nine month periods ended September 30, 1996 was $4,664,405 and $4,526,940 respectively as compared to losses of ($128,172) and ($325,430) for the same periods respectively in 1995. Net Income per share for the three and nine month periods ended September 30, 1996 was $0.68 and $0.66 respectively as compared to losses of ($0.02) and ($0.06) for the same periods respectively in 1995.

The Company's substantial gain in net income, total assets and shareholders equity was due to the sale of RealCold Systems, Inc. For the nine month ended September 30, 1996, RealCold Systems, Inc. had sales of $1,067,964 and net income before taxes of $168,723 or $0.03 per share.

As of September 30, 1996, the end of the third quarter period; total assets increased to over $6.6M dollars and stockholders equity increased to over $5.4M dollars. There was a total of 5,619,269 common shares outstanding as of September 30, 1996.

Management believes that its working capital of $2.5M dollars in cash is sufficient to support its operations and growth plans for the near future, and the revenue "percentage amount" payments that will be generated from WittCold Systems sales should provide ongoing income to support future capital needs.

WittCold Systems/RealCold Systems - Revenue backlog from the sale of RealCold Systems to WittCold Systems will be lower than expected for the remainder of the year, but the Company should start to pick up a very good income stream in 1997, all subject to the terms and conditions as outlined in the Acquisition Agreement. WittCold Systems should continued to make significant progress. Over fifty proposals have been submitted todate for refrigeration systems and CO2 plants. Management believes that the Company will continue to improve operating income as WittCold Systems sales increase and revenue "percentage amount" is paid the Company. The Company has steadily improved operations since inception, and expects that operations will continue to improve through this initial growth period.

Nauticon, as a relatively new ICSC operating subsidiary continues to see favorable results from its operations. Sales proposals submitted to date exceed the Company's sales projections for the remainder of the year. Some twenty-five systems have been shipped and installed todate. Nauticon, after initiating their sales and marketing program, has been successful promoting their evaporative condenser system at the Food Marketing Exhibition and the ARI
- ASHRAE Exhibition in Chicago and Atlanta. They have hosted a number of interested visitors, (both from the United States and foreign countries), who represent very significant markets for their products. Primary sales targets are the large refrigeration manufactures that could produce and distribute product under their own private label. Besides marketing direct through agents in the U S, other market outlets will be through major distributors world wide.


                 Sequential Page  11 of 14
Company executives representing Nauticon and executives from two major manufacturers of refrigeration equipment have exchanged facility visits. The result being that one major Company is currently testing a Nauticon system at their testing facility. Management anticipates a successful test and ultimately a successful venture. Three major refrigeration companies have expressed great interest in pursuing a joint cooperative manufacturing and marketing venture with Nauticon. Management also believes that there are many opportunities for licensing the Nauticon technology to major manufactures in the US and foreign countries.

ICSC is continually seeking other related acquisitions and joint venture partners to enhance and support its growth plans and goals. Current negotiations are with three such entities. ICSC is also forming national and international alliances and distribution centers with agents, distributors and synergistic companies to build a comprehensive industry wide refrigeration and food freezing company.

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



Financial Summary: Unaudited


                                 Three Months Ended        Nine Months Ended
                             Sept. 30,   Sept. 30,     Sept. 30,     Sept. 30,
                                  1996        1995          1996          1995
                            ----------  ----------    ----------    ----------
Sales Revenue                  $96,112    $738,703    $1,349,638    $3,300,354
Net Income (Loss)           $4,664,405  ($128,172)    $4,526,940    ($325,430)
Net Income (Loss) Per Share      $0.68     ($0.02)         $0.66       ($0.06)
Shares Outstanding (Avg.)    5,619,269   4,453,234     5,565,750     4,453,234


Total Assets                                          $6,638,226    $2,670,340
Total Liabilities - Current                             $633,027      $472,575
Total Liabilities - Long Term                           $598,111         $0.00
Total Stockholders Equity                             $5,407,088    $2,197,765














                 Sequential Page  12 of 14



PART 11.  OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          Exhibit (27) - Financial Data Schedule































                 Sequential Page  13 of 14

                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                                   FORM 10-Q

                              September 30, 1996



                                   Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Date:     November 8, 1996



                              INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION


                               /s/Francis L. Simola
                              ------------------------------------
                              Francis L. Simola
                              President and CEO
































                 Sequential Page  14 of 14