Form 10-K
period 1996-12-31
INTERNATIONAL CRYOGENIC SYSTEMS CORP
filed 1997-04-02
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                        Commission File Number 33-19584


                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


              Nevada                                     23-2582701
        (State of Incorporation)                        (IRS Employer
                                                     Identification No.)

          6626 Topper Parkway
          San Antonio, Texas                              78233
       (Address of principal executive offices)         (Zip Code)


              Registrant's telephone number:     210 659-8450


      Securities registered pursuant to Sections 12(b) of the Act:  NONE

      Securities registered pursuant to Sections 12(g) of the Act:  NONE


      Common Stock,  $0.001 Par Value            Electronic Bulletin Board


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     Yes _X_ NO ___  .


     As of March 24, 1996, 5,838,269 shares of Common Stock were outstanding, and the aggregate market value of such shares held by unaffiliated stockholders was approximately $3,741,970.


               Documents incorporated herein by reference:  NONE








                  Sequential Page 1 of 24


PART  I

ITEM 1.   BUSINESS


General Company Business

International Cryogenic Systems Corporation (ICSC) and its related companies design, engineer, manufacture, market and support industrial refrigeration and freezing systems for use world-wide. Innovative and unique industrial refrigeration products and packages include evaporative heat exchange systems, ammonia recovery and recycling systems, non-chemical water treating systems, liquid recirculating packages, and merchant carbon dioxide plants. The most advanced, cost-effective and environmentally safe "quick freeze" system has been developed for the food freezing industry.

The current structure of ICSC is organized like a holding company with independent and self sufficient subsidiaries related to the same industry. As of year end there are three subsidiaries: RealCold Products, Inc., formally RealCold Maintenance Systems, packaged refrigeration and freezer systems; Nauticon Inc., refrigeration and evaporative heat exchange systems; Technicold Services Inc., provides industry consulting and educational services. Included is the sale of RealCold Systems, Inc. an ICSC subsidiary, whereas the Company receives a long term royalty payment from Wittcold Systems. The two combined companies provide world wide market support for refrigeration systems and merchant CO2 plants. Details of the subsidiary sale follows.

In December 1996, the Company reached an agreement with Rotary Power International, Inc. ("RPI") whereby the Company invested the sum of one million dollars ($1,000,000) in exchange for two million shares (2,000,000) of RPI common stock. Concurrent with the investment, ICSC and RPI have agreed in principal to merge the two companies in a stock for stock acquisition, whereby RPI would become a wholly owned subsidiary of ICSC. Each shareholder of RPI will receive (.363) shares of ICSC common stock. The stock for stock transaction will result in ICSC issuing a fixed total number (1,516,196) of shares of common stock for all the issued and outstanding shares of RPI common stock at the time of closing and execution of the stock purchase and merger agreement. Subsequently, on March 21, 1997 the Company and RPI signed a Plan and Agreement of Merger subject to stockholders approval. This transaction will be accounted for as a purchase for Financial Accounting purposes.

The Company is forming alliances and distribution centers with agents, distributors and synergistic companies world wide, building a comprehensive industrial refrigeration and freezer business. ICSC is continually seeking related acquisitions and joint venture partners that will compliment its business and support its growth and goals. The Company has established a relationship for a leasing program, leasing total turn key systems including products, services, maintenance and supplies.

Subsidiaries - Three major operating subsidiaries, Technicold Services, Inc., RealCold Products, Inc. and Nauticon Ltd., supported by the parent public entity, ICSC, supports all operating activities for the freezing systems, the refrigeration systems and the evaporative heat exchange systems respectively. Technicold provides consulting services to the refrigeration industry, and RealCold Products, Inc. supports all refrigeration and freezer systems and operations from their corporate facility in Cibolo, Texas. Nauticon Ltd. supports all evaporative heat exchange and refrigeration systems and operations from their corporate facility in Austin, Texas. The respective corporate facilities support all technical and service product operations including;

                  Sequential Page 2 of 24

design and engineering; assemble and fabrication; administration; marketing, sales support and consulting services. Sales and marketing activities are supported by represented agents, dealers and distributors.

Synergy of operations; people and product activity all related with respective freezing and refrigeration product knowledge. People are cross trained and knowledgeable about all products. Sales agents and distributors may market related industry products to the same customer. Products produced for the refrigeration business (compressors, condensers, vessels, parts etc.) are also needed to compliment the freezing system. Packaged freezing and refrigeration systems are a longer sales cycle, bigger sale price; refrigeration products and components have a shorter sales cycle, smaller sale price providing constant cash flow.

Management - The Company's business operations are supported by an executive management team with over (130) years experience, which includes the directors of the Company, having extensive experience and background adequately related to the business. CEO - over (30) years experience in marketing, management and finance; Financial Executive - over (25) years experience in accounting and finance, a CPA with a concentration on SEC audit and public accounting;
General Counsel - over (30) years legal experience including counsel to two Fortune 100 companies; Technical Executive - over (45) years experience in engineering and design, and a well-known expert consultant in the refrigeration industry.

ICSC's management philosophy and structure supports decentralized authority and operations, profit and loss accountability, incentive driven performance and compensation, and total customer satisfaction. The Company's management objective is to become a major force with niche products in the multi-billion dollar freezer and refrigeration industry. The Company's goal is to achieve profitable growth and increase shareholder value by increasing its line of superior products and services, through acquisitions and joint ventures of related products and companies.


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

The Company's newly designed Star Wheel freezing system was completed in March l994; its second generation compact Rotary Drum freezing system was introduced in 1995. The Star Wheel freezing system employs inlet and outlet star wheels, which seal the refrigerant and food product in a freezer chamber. The total system process is automated. The star wheels are synchronized with a conveyor belt immersed in the refrigerant. ICSC's newly designed Rotary Drum System (patent pending) receives food product into rotating drum pockets. Refrigerant

                  Sequential Page 3 of 24

enters each individual pocket from the top of the rotating drum. While rotating, the sealed food product and refrigerant in the drum pockets are computer controlled, cycled and timed for freezing specifications desired.



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

The ISCS Quick Freeze System, employing a recoverable liquid refrigerant, provides a cost effective method for freezing specialty products that are difficult to freeze employing conventional systems. The ICSC Quick Freeze System has advantages over all existing systems. The ICSC Quick Freeze System is designed to freeze "specialty" foods, which are typically difficult to freeze, includes the following: peeled and deveined shrimp (prawns), fish fillets, sauces (gravies) or other fragile food products. This system may also be employed in "peeling" systems, sterilization of surgical instruments, blood freezing and possibly others. ICSC will employ three major Quick Freeze System products meeting most freezing requirements world-wide.

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

Rotary Drum System - A small compact, low cost (42" in diameter) rotating drum, constructed of high density (HMW polymer) plastic and stainless steel, which is insulated and sealed maintaining a slight positive pressure to prevent air infiltration. Food product, assembled on a conveyor system, enters sealed rotating drum "pockets". Liquid refrigerant enters the top sealed rotating drum "pockets" and merges with the food product. While rotating, the liquid refrigerant is drained off and the food product remains in the "pockets" for "drying" (evaporation of refrigerant). Rotation cycle is timed and synchronized to produce the level of product freezing desired. Food product is discharged from the rotating drum onto a conveyor system and container. The liquid freezant and vapor gas is recaptured and recycled.

CO2 Freezer System - Designed to operate very similar to the Star Wheel and Rotary Drum Systems, utilizes CO2 in place of a liquid freezant. Also can be

                  Sequential Page 4 of 24

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

Competition - Food Freezing:

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

Industrial Refrigeration Packages - RealCold Products, Inc. and related companies, manufacture custom packaged refrigeration systems for ICSC's cryogenic freezing systems and other industrial users. Custom innovative industrial refrigeration products include the following: ammonia recovery and recycling system, non-chemical water treating system, liquid recirculating packages, and refrigeration system vessels. RealCold Systems also offers unique automated ice systems which produce low cost block and sized ice.


                  Sequential Page 5 of 24

Packaged systems and custom products produced by RealCold are an integral part of the Company's freezing system, which enhances the freezer system profit margins. Their expertise and support has refined progress on the Company's new drum freezer system, ReelFrez, which is now designed for use with either CO2 or liquid refrigerants for domestic and international markets.

RealCold Systems Inc. and The Wittemann Company had a Joint Cooperative Agreement for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products prior to the sale of RealCold Systems to Wittemann. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The cooperative agreement combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. George Briley, President of RealCold with 46 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. The RealCold technical and engineering staff provides the engineering design and manufacturing for innovative refrigeration products and the merchant carbon dioxide plants. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market. This venture has proven very successful for all related companies and their respective products.

Complimenting the various product lines, the Company intends to market other various related industry products including automated ice systems which produce low cost block and sized ice.

Competition - varies from small industrial refrigeration manufactures to the very large companies in the industry, all competing for this multi billion dollar industry. The Company envisions an enormous market demand for refrigeration systems in third world countries. America is well entrenched with refrigeration systems, but there is a great niche market for the Company's unique and innovative refrigeration and freezer products. ICSC and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today for an industry that hasn't seen many changes in the last 30 - 40 years.

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

  Cooler Tower - Several important differences set this cooling tower apart from others. Hot water is dispersed through Nauticon's unique "cyclone" water

                  Sequential Page 6 of 24

  heads - there are no sprinkler moving arms to break, stall or clog. No bottom openings to attract debris, thus polluting the system.

Unique low cost manufacturing procedures are essentially for the same product, which is offered in four varieties. This is attributed to communality of parts and manufacturing. Manufacturing processes and techniques are both simple and well worked out utilizing low cost labor.




Initially Nauticon's market was primarily mid-range systems (20- 50 ton units) for mid size industrial and commercial applications. There has been a major interest from refrigeration manufactures at the trade shows that the larger (80
- 120 ton units) are more desired for their larger applications. The Company also envisions an enormous opportunity for the small market - a low end HVAC system for the home and commercial uses. A related, but completely separate opportunity exists in the small unit market for a self contained evaporative condenser (2.5 to 10 ton units).

Its primary advantage is energy savings, yielding extremely high EER ratings to not only better, but to offset the regulated change to low efficiency refrigerants. To be sold as a replacement or new applications and to also be offered packaged with compressors.

Competition - Nauticon products could revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns world wide. The Nauticon application should reduce these traditional concerns and enhance the industry's growth. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market. Initial marketing of the Nauticon systems will be primarily the mid-range systems because there is much less competition, a great advantage to Nauticon and its unique patented product. The larger and smaller size systems are marketed by some of the major competitors in the industry; larger systems by Evapco and BAC, smaller systems by York and Carrier. These competitors are well established and have substantially greater financial and other resources than Nauticon.

Company History

The Company was originally established in 1988 as a private company, Immersion Cryogenic Systems Corporation, to fabricate and market its original freezer systems.

In January l993 the Company's assets were merged into a public entity formerly known as Marco Ventures, and is currently trading on the Nasdaq Electronic Bulletin Board with the symbol ICRY. The public Nevada corporation, Marco Ventures, was originally organized on October 7, 1987 for the purpose of engaging in the acquisition of any and all types of assets, properties and businesses. Two of the Company's executives/directors, President and Treasurer, have been affiliated with the public company since 1988 and were also affiliated with the private company as directors prior to the merger.

At the Annual Meeting of Shareholders on July 30, 1992, the shareholders of the Company approved the recapitalization of the Company Common Stock consisting of a 100 to 1 reverse split.
On December 28, 1992, the Board of Directors unanimously voted to change the name of the Company to INTERNATIONAL CRYOGENIC SYSTEMS CORP. (ICSC)


                  Sequential Page 7 of 24

Asset Acquisition - On December 28, 1992, the Board of Directors of the Company agreed to issue 2,414,083 shares of common stock to six individuals for the exclusive rights to U. S. Patent No. 4,928,492 (May 29, 1990); which provides a method and apparatus for production treatment of a product through the usage of a cryogenic liquid and in a manner such that minimum loss of the cryogenic liquid is encountered. The products that will be processed by this method includes, but not limited to, food products, computer chips, tires for recycling, blood and plasma products, and medical utensils that require a high degree of sterilization.

The total value of the transaction was $724,224.90. Two of the six individuals, (Terrence J. Dunne and Francis L. Simola) receiving stock in this transaction are Directors of the Company. Terrence J. Dunne received 850,000 and Francis
L. Simola received 340,041 shares of stock respectively. This represents 49.3% of all the common stock issued for the transaction.

The structure and organization of ICSC as a public entity through 1993 and 1994 was considered as a development stage company. The design, manufacture and testing of two major freeze machine products, and the restructure from a private company to a public company expended company time and capital. The newly designed and manufactured Star Wheel freezer machine was completed and operating consistently as of March 1994. This was a major undertaking and technology breakthrough proving that the new immersion freezer design concept worked. In June 1994 a marketing program was initiated for the freezer machine, and the progress in business activity projected the company into a true operating entity. The Company started generating revenue after establishing RealCold Systems, Inc. and its first acquisition in January 1995.

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

The Company implemented a growth plan in 1994 which it has followed todate, that has successfully structured and supported the bases for the current ICSC organization.

     (1)  Hire knowledgeable people into the business.
     (2) Joint Venture or Acquire other related refrigeration and freezing equipment companies, and other related products.
     (3) Partner and secure alliances with related businesses, and partner with a major chemical manufacturer to supply food grade refrigerant.
     (4)  Fund the growth plan with sufficient capital.

During 1995, ICSC acquired four companies in the refrigeration business in a stock exchange transaction. These entities, which compliment and secure ICSC's position in the industry, operated as wholly owned subsidiaries. RealCold Systems, Inc., prior to its sale to Wittcold Systems, a Wittmann Company, offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company. Nauticon, Ltd. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation, merged into RealCold Systems, offered industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. designs and produces unique products for the

                  Sequential Page 8 of 24

refrigeration industry. RealCold Systems also publishes a quarterly newsletter, COLD TALK, which reaches over (1800) refrigeration technicians in the industry.

The new companies have been a proven success, because they not only increased the Company's sales and assets but also support ICSC's freezer systems with their in-house engineering and manufacturing experience. Packaged systems and custom products produced by RealCold are an integral part and compliment the Company's freezer systems. RealCold's expertise and support has refined progress on the Company's new drum freezer system, ReelFrez, which is designed to use either CO2 or liquid refrigerants for domestic and international markets. The new drum system is currently in the process of freeze testing various food products and is being marketed using either refrigerant.

RealCold Systems Inc. signed a Joint Cooperative Agreement in July 1995 with The Wittemann Company, a wholly owned subsidiary of Dover Resources and Dover Corp. (NYSE - DOV), for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. The cooperation agreement combines the technical expertise and experience of RealCold with the marketing of Wittemann. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. George Briley, President of RealCold Systems with over 45 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. This industry combination of technology, sales and manufacturing experience is unsurpassed and provides an effective and cost efficient entry for this worldwide market. Subsequently, Wittcold Systems, Inc., a division of Wittmann Company, acquired RealCold Systems in July 1996.

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

ITEM  2.       PROPERTIES

The Company maintains its corporate office in Cibolo, Texas, and an executive office in Philadelphia, Pennsylvania. The Cibolo facility is 32,000 sq. ft. and houses administrative, engineering and manufacturing operations. WittCold Systems, Inc. subleases 50% of the facility from the Company for their engineering and manufacturing operations. A 4,300 sq. ft. administrative, engineering and manufacturing facility is located in Austin, Texas for Nauticon.
                  Sequential Page 9 of 24

All properties are leased on a short term basis. The Company owns and maintains no properties. Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company is aware of the growth potential of its operating facilities and is currently reviewing another plant facilities near their respective locations.

ITEM  3.  LEGAL PROCEEDINGS

No legal proceedings are pending by or against the Company, and nor are the Directors or the Company aware of any claims which could give rise to any litigation.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during 1996.




Part  II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the Nasdaq Electronic Bulletin Board under the trading symbol ICRY. As of December 31, 1996, there were approximately 300 record holders of the Company's Common Stock.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

             1995  High     Low      1996  High   Low
 -------------------------------------------------------
 First Quarter     2  3/4   2  1/4         2 1/8  1 1/2

 Second Quarter    2  3/4   2              1 3/4  1 1/4

 Third Quarter     2  3/4   1  7/8         1 1/4  7/8

 Fourth Quarter    2  5/8   1  1/2         1 1/2  7/8

The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings to provide for the Company's growth.


ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected financial data for ICSC and its subsidiaries. The financial data for fiscal years ending December 31, 1994 through December 31, 1996 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.




                  Sequential Page 10 of 24

SUMMARY STATEMENT OF OPERATIONS   (In thousands, except per share data)

Year Ended December 31,             1996      1995     1994     1993      1992
                                  --------------------------------------------
Revenues                         $ 1,451  $  2,243 $      0 $      0  $      4
Operating loss                   $ (573)  $(1,060) $  (245) $  (268)  $   (38)
Net Income (loss)                $ 2,208  $ 1,088) $  (245) $  (268)  $    38)
Net Income (loss) per share      $  0.39 $  (0.23) $ (0.07) $ (0.08)  $ (0.01)
Weighted average number of shares  5,662     4,776    3,504    3,449     3,059


SUMMARY BALANCE SHEET   (In thousands, except per share data)

Year Ended December 31,             1996      1995     1994     1993      1992
                                  --------------------------------------------
Total assets                     $ 5,145  $  2,298   $  866   $  764    $  724
Total liabilities                $ 1,076  $    759   $   99   $   11    $    0
Long term debt                   $     0  $      0   $    0   $    0    $    0
Shareholders' equity               4,069    $1,539   $  767   $  753    $  724




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL FINANCIAL ACTIVITY

Forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include; interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

RealCold Systems, Inc Sale - WittCold Systems, Inc., Palm Coast, Florida, a Wittemann Company and wholly owned subsidiary of Dover Resources/Dover Corporation purchased all of the issued and outstanding capital stock of RealCold Systems, a wholly owned subsidiary of the Company. RealCold Systems Inc. and The Wittemann Company previously signed a Joint Cooperative Agreement in June 1995 for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products.

RealCold System engineers, manufactures and markets custom industrial refrigeration systems. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The acquisition culminated after a successful (50/50) cooperative joint venture between the two companies for the manufacture and marketing of Merchant Carbon Dioxide Plants and Refrigeration System Packages.

The effective closing date of all financial accounting transactions, between the two companies, was as of June 30, 1996, the end of the Registrant's second quarter reporting period. Closing date of the Acquisition Agreement was on July 23, 1996. Terms and conditions of the acquisition agreement between WittCold Systems, Inc. and the Registrant, are as follows:

                  Sequential Page 11 of 24

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

"Net Sales", as used herein, means payments received from customers less commissions to non-employee agents, export preparation, inland freight and forwarding fees, ocean freight, insurance, discounts and all warranty work performed during the relevant period. The Percentage Amount will be determined each calendar quarter and any amount due Registrant shall be paid to the Registrant within thirty days after the end of each calendar quarter starting January 1, 1997.

Rotary Power International, Inc. Stock Purchase - Per an "Agreement" dated December 24, 1996 International Cryogenic Systems Corporation (ICSC") agreed to invest in Rotary Power International, Inc. ("RPI") the sum of one million dollars ($1,000,000) in exchange for two million shares (2,000,000) of RPI common stock. The $1,000,000 investment by ICSC is secured and subject to the following conditions per the "Agreement".

 ICSC has been invoiced (No. 122396) for $1,000,000 by RPI for certain good inventory, serviceable by ICSC, and other tangible assets valued in excess of $1,000,000, all to be delivered by February 1, 1997. And, all supported by UCC Forms filed with the State. The invoice is to be canceled upon fulfillment of the following two conditions:

 If there is no equal matching funds of $1,000,000 and/or RPI Board of Directors do not approve the stock purchase and merger agreement with ICSC by January 30, 1997.

 ICSC will have the first right to purchase (per invoice) RPI's interest in Mars-Trans Affiliates LLC and all RPI engines (Masda, RPI and RMI) and related engine parts and supplies for the aforesaid sum of $1,000,000.

Concurrent with the investment, ICSC and RPI have agreed in principal to merge the two companies in a stock for stock acquisition, whereby RPI would become a wholly owned subsidiary of ICSC. Upon completion of a definitive transaction agreement and approval by the companies Board of Directors and stockholders, each shareholder of RPI will receive (.363) shares of ICSC common stock. The stock for stock transaction will result in ICSC issuing a fixed total number of (1,516,196) shares of common stock for all the issued and outstanding shares of RPI common stock at the time of closing and execution of the stock purchase and merger agreement. January 1, 1997 is the proposed effective closing date of the stock purchase and merger agreement for consolidated accounting and financial reporting purposes.


                  Sequential Page 12 of 24

Subsequently, on March 21, 1997 the Company and RPI signed a Plan and Agreement of Merger subject to stockholders approval. In March 1997 $1,000,000 in matching funds was received from RPI bondholders.

New Facilities - The Registrant and subsidiaries recently moved to another location near San Antonio, Texas, and leased a 32,000 square foot facility for administration, engineering and manufacturing operations. WittCold Systems, Inc. has subleased 50% of the facility from the Registrant for their engineering and manufacturing operations.
New Corporate Address and Phone Number of the Company: PO Box 1027, 103 Guadalupe Drive, Cibolo, Texas 78108, Phone 210-659-8450, Fax 210-659-8250.





RESULTS OF OPERATIONS - 1996

The following tables sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                        Year Ended December 31,
                                   1996      1995       1994
                                   ------------------------------
          Revenue                   100.0%    100.0%     100.0%
          Cost of revenue            62.8      91.3        0.0
          Gross margin               37.2       8.7        0.0
          Operating expenses         76.7      55.9        0.0
          Operating income (loss)   (39.5)    (47.2)       0.0
          Other income (expense)    200.2     (48.5)       0.0
          Net income (loss)         152.2     (48.5)       0.0

Fiscal 1996 - The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 1996 compared to fiscal year ended December 31, 1995: Total revenue for 1996 was $1,451,521 compared to $2,243,752 for 1995;
operating loss of ($573,012) for 1996 compared to ($1.060,002) for 1995; and net income of $2,208,749 or $0.39 per share for 1996 compared to a net loss of ($1,088,949) or ($0.23) per share for 1995. Net income (loss) per share was based on weighted average number of shares of 5,662,000 for 1996 compared to 4,776,000 for 1995.

The Company's Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995 respectively: Total current assets were $1,502,208 for 1996 and $293,075 for 1995; total assets were $5,145,845 for 1996 and $2,298,761 for
1995; total liabilities for 1996 were $1,076,319 and $759,021 for 1995;
total stockholders' equity was $4,069,526 for 1996 and $1,539,740 for 1995; and there is no long term debt in the Company.

The Company's substantial gain in 1996 over 1995 in net income, total assets and shareholders equity was due to the sale of RealCold Systems, Inc.

RealCold Systems Inc. and The Wittemann Company previously signed a Joint Cooperative Agreement in June 1995 for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. The acquisition of RealCold Systems, Inc. by Wittcold Systems, Inc., a Wittemann Company, culminated after a successful (50/50) cooperative joint venture between the two companies for the manufacture and marketing of Merchant Carbon Dioxide Plants and Refrigeration System Packages. The effective closing date of all financial accounting transactions, between the two companies, was as of June 30, 1996, the end of the Company's second quarter reporting period. Effective July 1, 1996 all shipped and billed revenue and all other recorder accounting for

                  Sequential Page 13 of 24

RealCold Systems, Inc. was recorded by Wittcold Systems, Inc. Sales revenue booked and shipped by Wittcold Systems, Inc. for 1996, the first year of the joint operation, was $6,560,013 and order backlog was over $1,000,000, which is scheduled for delivery throughout the first and second quarter 1996. Effective January 1, 1997, the Company will receive from Wittcold Systems, Inc., under the sale agreement, a "percentage amount" payment on product sales for the next ten years, as previously stated.

The Company issued a total of 467,035 shares of common stock in 1996: 173,035 restricted shares at $1.00 per share were issued in satisfaction of recorded liabilities, for expenses and services rendered in 1995 and prior years; 169,000 restricted shares at $0.50 per share for expenses and services rendered in 1996; 125,000 restricted shares at $0.50 per share for financial services/working capital for the Company (replaced a Company Director shares).

Management believes that its working capital is sufficient to support its operations and growth plans for the near future, and the revenue "percentage amount" payments that will be generated from WittCold Systems sales revenue should provide a positive cash flow. To support the Company's growth and goals, ICSC is continually seeking other related acquisitions and joint venture partners. The Company has established a relationship with a finance company for a leasing program; leasing total turn key systems including products, services, maintenance and supplies as one monthly fixed cost to the customer.

During 1996, the Company made two significant events happen, that should provide financial support for the Company's near term projected growth plans. The sale of RealCold Systems and the acquired stock interest and proposed merger of Rotary Power International continues to support and fulfill the Company's growth goals of its internal Business Plan.



The cooperative partnership with Wittcold Systems/Wittemann Company over the past year has generated proven revenue including ten shipments of CO2 plants for installation in mainland China. Over forty proposals have been submitted for carbon dioxide plants and refrigeration systems world wide.

The Company's purchase of 2,000,000 shares of Rotary Power for $1,000,000 and simultaneously agreeing to merge the companies should provide both companies reciprocal outlets for their respective products. The Company's packaged refrigeration systems compliment the Rotary Power engines, which together provide energy savings and a cleaner environment. Rotary Power International has primarily marketed their engines to the military. With the near shut down of the defense business, the opportunity for targeting the industrial and commercial market rises.

In March 1997 RealCold Maintenance Systems changed its name to RealCold Products. RealCold Products will be responsible for the manufacturing and sale of commercial refrigeration systems which will include Nauticon condensers and the Rotary Power engines. Management believes the Company should improve income and profits as this entity improves its operations and sales increase during the next year.

Nauticon, as a relatively new ICSC operating subsidiary continues to see favorable results from its operations. Some twenty-five systems have been shipped and installed todate. Nauticon, after initiating their sales and marketing program, has been successful promoting their evaporative condenser system at various trade shows. They have hosted a number of interested visitors, (both from the United States and foreign countries), who represent very significant markets for their products. Primary sales targets are the large refrigeration manufactures that could produce and distribute product

                  Sequential Page 14 of 24

under their own private label. Besides marketing direct through agents in the US, other market outlets will be through major distributors world wide. Besides the US, Nauticon has shipped systems to Israel and Mexico, and to a prospective distributor in Costra Rica, where the company anticipates additional orders for Central and South America. In March 1997, Nauticon hired a Sales Manager to oversee all sales and marketing activity.

Company executives representing Nauticon and executives from two major manufacturers of refrigeration equipment have exchanged facility visits, the result being that one major Company has successfully tested a Nauticon system at their testing facility. A joint manufacturing and market program is being proposed by both parties for implementation this year. Other major refrigeration companies have expressed great interest in pursuing a joint cooperative manufacturing and marketing venture with Nauticon. Management also believes that there are many opportunities for licensing the Nauticon technology to major manufactures in the US and foreign countries.

The Company is currently live on the INTERNET, a world wide information network. The real time system will provide anyone, investor or customer, Company news releases, financial data and product information. A new on-line proposal writing system and sales tool, which will produce text, drawings, color pictures and video, is currently being developed for the Company on the INTERNET, that should enhance sales world wide for all Company products. A remote sales rep will be able to prepare a sales proposal with the customer in a real time environment producing text, drawings, color pictures and video. Anyone can access the ICSC home page on the INTERNET by addressing http://www.ucsc.com/icsc.


PREVIOUS FINANCIAL ACTIVITY - 1995

The following tables sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                        Year Ended December 31,
                                   1995      1994      1993
                                   -----------------------------
          Revenue                  100.0%    100.0%    100.0%
          Cost of revenue           91.3       0.0       0.0
          Gross margin               8.7       0.0       0.0
          Operating expenses        55.9       0.0       0.0
          Operating income (loss)  (47.2)      0.0       0.0
          Other income (expense)   (48.5)      0.0       0.0
          Net income (loss)        (48.5)      0.0       0.0

RealCold Acquisitions - On January 30, l995, the Board of Directors approved (retroactive to January l, l995) the acquisitions of Technicold Services, Inc., RealCold Maintenance Systems, Inc. and Jordan Vessel Corporation. The company acquired l00% of the stock of these three companies in exchange for 487,500 shares of its common stock.

The three companies, with over $1.7M in orders booked in 1994, will support and operate under RealCold Systems, Inc., a new wholly owned subsidiary of ICSC. RealCold Systems, Inc. will manufacture and support all related products, including packaged refrigeration systems for ICSC's cryogenic freezing systems and custom commercial sales, ammonia recovery and recycling systems, and non-chemical water treating systems. RealCold Systems will also offer automated block ice systems.

Technicold Services, Inc. offers consulting engineering services including process safety management compliance and ammonia refrigeration system design.

                  Sequential Page 15 of 24

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

RealCold & Wittemann - RealCold Systems Inc. and The Wittemann Company signed a Joint Cooperative Agreement for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. The cooperative agreement combines the technical expertise and experience of RealCold with the worldwide marketing of Wittemann. George Briley, President of RealCold Systems with 46 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. The RealCold technical and engineering staff will provide the engineering design and manufacturing for innovative refrigeration products and the merchant carbon dioxide plants. This industry combination of technology, sales and manufacturing experience is unsurpassed and should provide an effective and cost efficient entry for this worldwide market. This venture has proved to be very successful for all related companies and their respective products. Since the cooperative agreement was initiated there are ten orders booked for CO2 plants and refrigeration systems through the first quarter of 1996.

RESULTS OF OPERATIONS - 1995

Fiscal 1995 - For the fiscal year ended December 31, 1995, the Company incurred a loss of ($1,088,949) or ($0.23) per share on sales revenue of $2,243,752. This compares with a net loss of ($245,280) or ($0.07) per share on sales revenue of $0 as a development stage company in 1994. Company total assets are $2,298,761, stockholders equity is $1,539,740, and there was no long term debt. For additional detailed financial information on the Company, reference the Financial Statements on pages F-1 through F-14 included in this Annual Report on Form 10K.


                  Sequential Page 16 of 24

Sales Backlog - Backlog as of December 31, 1995 was approximately $500K which is scheduled for delivery throughout the first and second quarter 1996. Subsequent backlog as of March 31, 1996 was approximately $3.4 million which is scheduled for delivery throughout 1996.

The Company issued a total of 1,689,000 share of common stock in 1995: 101,500 restricted shares at $1.00 per share for expenses and services rendered; 1,387,500 restricted shares at $1.00 per share for company acquisitions; 200,000 shares at $1.40 per share for a private placement.

Management's comments on the primary reasons for the loss in 1995: Research and development of the new rotary drum freezer system ReelFrez. The affect on daily operations and expenses associated with the acquisition of the four companies. The cost of sales were higher than expected through most of 1995 due to the related startup costs of the new subsidiaries for the administrative offices, coordinating sales and marketing activities and setting up new manufacturing production procedures. The ammonia industrial refrigeration contractor demand for system components was in an industry cycle "lull" for the latter part of 1995. New vessel product orders under Jordan Vessel Corp. were manufactured through third party subcontractors which resulted in lower profit margins.

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

                  Sequential Page 17 of 24

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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements appear on sequential pages F-1 to F-18 Index to Financial Statements of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's fiscal year ending December 31, 1996 and the subsequent period up to the date of the former accountants release, there were no disagreements with the former accountant nor with the current account on any matter of accounting principles or practices, financial statement disclosures or auditing scope of procedure.



































                  Sequential Page 18 of 24

Part  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:


  Name                    Age   Position                    Period Served
  ------------------      ---   ---------------------       --------------
  Francis L. Simola.      58    Chairman of the Board       January 1, 1993
                                President and CEO           to Present

  Terrence J. Dunne       48    Director                    January 1, 1993
                                Treasurer and CFO           to Present

  Robert D. Klages        65    Director                    January 1, 1993
                                Secretary and General       to Present
                                Counsel

  George C. Briley        73    Director                    September 1, 1994
                                President                   to Present
                                Technicold Services, Inc.
                                and RealCold Products, Inc.

  Robert E. Jenkins       61    Director                    September 1, 1995
                                President                   to Present
                                Nauticon, Inc.


A summary of the business experience and background of the Company's officers and directors is set forth below.


Francis L. Simola    Mr. Simola has been Chairman, CEO and President of ICSC
since the Company's inception in January 1993. Mr. Simola's background and experience includes; over 28 years in the computer industry with positions in various marketing and management operations with Unisys Corporation, formerly Burroughs Corporation; over 15 years as a consultant and principal in various high-tech companies. Mr. Simola is the founder and president of Simco Group Inc., a private investment company, that controls a major interest in ICSC. Simco provides services consisting of financing, marketing and management consulting for small technical start-up companies that have proven specialized niche products. Mr. Simola is a graduate of Peirce Business College with a degree in Marketing and Management, and attended Villanova University and Drexel University Evening College for additional course studies in Finance and Business Administration.


Terrence J. Dunne    Mr. Dunne has been CFO and Treasurer of ICSC since the
Company's inception in January 1993. Mr. Dunne is a Certified Public Accountant, and a member of the SEC Practice Section of the American Institute of CPA's. Mr. Dunne has over 25 years of experience in public accounting, with a concentration of work in the SEC area of auditing and public accounting. Mr. Dunne has extensive experience providing financial consulting to a variety of businesses. Mr. Dunne is a graduate of Gonzaga University in Accounting, and has a MBA from Gonzaga University with a Masters in Taxation.

Robert D. Klages    Mr. Klages has been Secretary and General Counsel of ICSC
since the Company's inception in January 1993. Mr. Klages served as a trial

                  Sequential Page 19 of 24

attorney in the Civil and Antitrust Divisions of the U. S. Department of Justice for five years. Mr. Klages served as Licensing and Litigation Counsel to Xerox Corporation, and later held the positions of Counsel to the Univac Division and thereafter Vice President and General Counsel to Sperry Computer Systems. Mr. Klages has since been in private practice which has included practicing before the Iran United States Tribunal at The Hague. Mr. Klages is a member of the Bar's of the District of Columbia, Maryland and Pennsylvania. He has served on a number of government and private committees which include:
Member of the Technical Advisory Committee to the Secretary of Commerce and Ambassador to GATT on international trade matters; Chairman of the Computer Technical Advisory Committee to the Secretary of Commerce on East-West trade; National Export Expansion Council Committee on Office Machines and Computers; Chairman of the Computer and Business Equipment Manufactures Association Foreign Trade Committee; and member of U. S. Delegation to the United Nations Economic Commission for Europe Seminar on the Transfer of Technology. Mr. Klages graduated from the U. S. Merchant Marine Academy and Georgetown University Law School.


George C. Briley   Mr. Briley has been a director of the ICSC since September
1994, and is President of RealCold Products, Inc., and President of Technicold Services, Inc., ICSC subsidiary companies. Mr. Briley has over forty-seven years experience in engineering and marketing in the refrigeration industry. After receiving his BSEE at Louisiana Polytechnic University, Summa Cum Laude, Mr. Briley was employed by York Corp. for twelve years, where he attended the York Engineering Training Program. At York he served as a Project Engineer and Sales Manager prior to management positions as a Branch Manager and Regional Manager. He then served with Frick Company for two years as Field Sales Manager. Mr. Briley was employed for thirteen years with Lewis Refrigeration Company, as Vice President and Board Member; and fifteen years with Refrigeration Engineering Corp. (RECO), as Vice President, Marketing and Research and Board Member. While serving Lewis and RECO, he helped build the companies into multi million dollar organizations, where they designed, engineered, manufactured, installed and serviced industrial refrigeration systems. Mr. Briley holds four US patents, and is a Registered Professional Engineer in five states. He is the author of many articles and papers regarding all aspects of industrial refrigeration. His services on professional organizations include; Founding President of the International Institute of Ammonia Refrigeration (IIAR); Fellow in American Society of Heating Refrigeration and Air Conditioning Engineers (ASHRAE), fellow and life member; Chairman and member of many committees, and a member at present of the ANSI-ASHRAE 15-1993 "Safety Code for Air Conditioning and Refrigeration".


Robert E. Jenkins   Dr. Jenkins has been a director of ICSC since September
1995, and is President of Nauticon Inc., an ICSC subsidiary. Dr. Jenkins has been associated with Nauticon since its inception in the mid 1980's, and is one of its founding principals. As a real estate developer of mixed used properties, it was Dr. Jenkins' experience with the corrosion problems associated with air cooled air conditioning condensers that led to the development of the various concepts which are now utilized in the unique Nauticon Heat Exchanger. Dr. Jenkins left real estate development in 1990 to devote full time to product development for Nauticon. Dr. Jenkins' undergraduate training was in mechanical engineering at the University of Texas, followed Baylor University College of Dentistry, the post doctoral work at both the University of Southern California and the University of Miami. He has served as visiting instructor for the Pankey Institute of Advanced Dentistry in Miami, and as a member of that institution's Cadre. Dr. Jenkins retired from dentistry in 1981. Dr. Jenkins served as director of Allied Bank-Austin, and has served both his profession and numerous charity organizations as an office and/or board member.

                  Sequential Page 20 of 24

Directors of the Company are elected every three years. Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

No Officer or Director of the parent company, ICSC, received any cash compensation during the year ended 1996, and no officer of any related subsidiary received more than $60,000 from their respective Company. Five directors received 2,500 shares each of restricted common stock for director's fees in 1996.

Through Simco Group, Inc., Mr. Simola was paid cash for operating expenses, and 120,000 shares of common restricted stock for consulting services for 1996.
Mr. Simola worked 100% of his time for ICSC.

Mr. Dunne received 10,000 shares of common restrictive stock for accounting services for 1996. Mr. Dunne's accounting services include the Form 10Q quarterly filings and the Form 10K Annual Report, and consulting services on related accounting matters during the year.

Mr. Klages received 10,000 shares of common restrictive stock for legal and consultative services rendered in 1996.

Mr. Briley received cash personal compensation from consulting services through Technicold Services, Inc. in 1996. Mr. Briley worked 50% of his time for RealCold Products and Technicold Services and 50% of his time for WittCold Systems. Wittcold Systems pays Mr. Briley $8,000 per month for consulting services.

Mr. Jenkins received $5,000 per month cash compensation as president of Nauticon, Inc. in 1996. Mr. Jenkins worked 100% of his time for Nauticon























                  Sequential Page 21 of 24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

The following table sets forth information as of December 31, 1996, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, (ii) each director and (iii) directors and officers as a group.

  SECURITY OWNERSHIP:

  Name and Address            Amount and Nature        Percent
  of Beneficial Owner    of Beneficial Ownership (1)   of Class (2)
  ------------------------------------------------------------------
  George C. Briley                 547,602               9.38%
  17 Pembroke Lane
  San Antonio, TX. 78240

  Terrence J. Dunne                359,135               6.15%
  West 717 Sprague Ave. No. 1100
  Spokane, Washington 99204

  Robert E. Jenkins                403,728               6.92%
  2903 Hillview Road
  Austin, Texas 78703

  Robert D. Klages                 139,500               2.39%
  Country Club Road
  Phoenixville, Pa. 19460

  Francis L. Simola and (3)        842,032              14.43%
  Veronica M. Simola
  9408 Meadowbrook Ave.
  Philadelphia, Pa. 19118

  Simco Group, Inc. (4)          1,184,000              20.28%
  611 Bethlehem Pike, Ste. B
  Montgomeryville, PA. 18936

  All Directors and
   Executive Officers            3,475,997              59.55%

(1) The nature of beneficial ownership for all shares is sole voting and investment power.
(2)  The per cent of class is all common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(3)  202,500 shares are owned by Simola minor children
(4) Simco Group Inc., a privately held Nevada Corporation, is (100%) owned by Francis L. Simola and Veronica M. Simola, his wife.




                  Sequential Page 22 of 24

Part  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K

  (a)  Financial Statements and Schedules

     1.Financial Statements:  The financial statements and other information
     appear on pages     F-1 to F-18 of the Annual Report on Form 10-K and are
     filed as a part hereof.


     2.Schedules:  The schedules are not filed with this Annual Report on Form
     10-K      because the schedules are either inapplicable or the required
     information is      presented in the Financial Statements or Notes hereto.

     3.Exhibits:

     Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K:

     8-K April 5, 1996   - Changes in Registrant's Certifying  Accounting
     8-K August 2, 1996  - Acquisition or Disposition of Assets - RealCold
                           Systems, Inc
     8-K January 6, 1997 - Acquisition or Disposition of Assets - Rotary Power
                                International, Inc.














































                  Sequential Page 23 of 24

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                               Page

Report of Independent Accountants                               F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995    F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994                             F-4

Consolidated Statements of Changes in Stockholders' Equity for
   the Years Ended December 31, 1996, 1995 and 1994             F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                             F-6

Notes to Consolidated Financial Statements                      F-7

                       Report of Independent Accountants




To the Board of Directors and Stockholders
International Cryogenic Systems Corporation


We have audited the accompanying consolidated balance sheets of International Cryogenic Systems Corporation and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company for 1994 were audited by other auditors, whose report, dated April 4, 1995, included an explanatory paragraph describing the uncertainty of the recovery of the Company's primary asset, comprising patent rights and related technology aggregating $726,572.

We  conducted  our  audits  in  accordance  with  generally  accepted  auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Intangible assets, which comprise a material portion of the Company's assets, include patent rights and related technology of $1,155,986 and goodwill of $491,892, as of December 31, 1996. The recovery of these intangible assets is dependent upon achieving profitable operations. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.





COOPERS & LYBRAND L.L.P.
Austin, Texas
March 7, 1997

INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                               December 31,
                       ASSETS                              1996             1995
                                                       -------------    -------------

Current assets:
  Cash and cash equivalents                            $   457,552       $   158,616
  Cash, invested through related party                     607,960
  Restricted cash (Note 6)                                 300,000
  Trade accounts receivable, net  of allowance for
  doubtful accounts of  $2,080 and
   $31,060, respectively                                    48,588            31,514
  Inventories                                               69,096            58,994
  Prepaid expenses and other current assets                 19,012            43,951
                                                       ------------     -------------

      Total current assets                               1,502,208           293,075

Investment in securities available for sale                724,312             -
Investment in affiliate                                  1,000,000             -
Restricted cash (Note 6)                                   200,000             -
Property and equipment, net                                 71,447           104,628
Patent rights and related technology, net                1,155,986         1,295,718
Goodwill, net                                              491,892           605,340
                                                       ------------     -------------

       Total assets                                    $ 5,145,845       $ 2,298,761

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings, related parties               $    15,000       $    69,105
  Short-term borrowings                                    799,502           100,000
  Accounts payable and accrued expenses                    137,661           518,234
  Income taxes payable                                     124,156             -
  Deferred revenue                                           -                61,148
  Capital lease obligations                                  -                10,534
                                                       ------------     -------------

      Total current liabilities                          1,076,319           759,021

Commitments (Note 11)

Stockholders' equity:
  Common stock, $0.001 par value,  200,000,000
  shares authorized,
   5,838,269 and 5,371,234 shares issued and
   outstanding
   at December 31, 1996 and 1995, respectively               5,838             5,371
  Additional paid-in capital                             4,036,633         3,717,063
  Amounts due from stockholders                             (7,500)           (7,500)
  Unrealized gain on securities available for sale           1,000             -

  Retained earnings (accumulated deficit)                   33,555        (2,175,194)
                                                       ------------     -------------


      Total stockholders' equity                         4,069,526         1,539,740
                                                       ------------     -------------

       Total liabilities and stockholders' equity      $ 5,145,845       $ 2,298,761
                                                       ------------     -------------

     The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Years Ended December 31,
                                           1996           1995             1994
                                       ------------   -------------    ------------
Revenue:
  Product sales                        $ 1,299,735    $  2,069,588     $     -
  Services                                 151,786         174,164           -
                                       ------------   -------------    ------------

        Total revenue                    1,451,521       2,243,752           -

Cost of revenue:
  Product sales                            731,042       1,879,639           -
  Services                                 180,340         167,739           -
                                       ------------   -------------    ------------

        Total cost of revenue              911,382       2,047,378           -
                                       ------------   -------------    ------------

        Gross margin                       540,139         196,374           -

Operating expenses:
  Sales and marketing                      456,911         559,027         211,089
  General and administrative               556,671         486,228          11,010
  Research and development                  99,569         211,121          23,181
                                       ------------   -------------    ------------

        Total operating expenses         1,113,151       1,256,376         245,280
                                       ------------   -------------    ------------


        Operating loss                    (573,012)     (1,060,002)       (245,280)

Other income (expense):
  Interest and other income                 80,759           5,498           -
  Interest and other expense               (63,355)        (34,445)          -
  Gain on sale of subsidiary (Note 4)    2,888,513           -               -
                                       ------------   -------------    ------------

        Total other income (expense)     2,905,917         (28,947)          -
                                       ------------   -------------    ------------

Income  (loss)  before  provision for    2,332,905      (1,088,949)       (245,280)
income taxes                           ------------   -------------    ------------


Provision (benefit) for income taxes:
  Federal current provision                793,188          -               -
  Federal deferred benefit                (669,032)         -               -
                                       ------------   -------------    ------------

                                           124,156          -               -
                                       ------------   -------------    ------------

Net income (loss)                      $ 2,208,749    $ (1,088,949)    $  (245,280)
                                       ------------   -------------    ------------



Net income (loss) per share            $      0.39    $      (0.23)    $     (0.07)
                                       ------------   -------------    ------------

Weighted average number of shares        5,662,000       4,776,000       3,504,000
                                       ------------   -------------    ------------


   The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1996, 1995 and 1994

                                                                                      Unrealized
                                                                                       Gain On        Retained
                                                          Additional      Amounts     Securities      Earnings
                                      Common Stock          Paid-In       Due From    Available      Accumulated
                                   Shares      Amount       Capital     Stockholders   For Sale       (Deficit)        Total
                                  ----------  --------   ------------   ------------  ----------    ------------   ------------
Balance at January 1, 1994        3,449,034   $ 3,449    $ 1,590,785      $   -       $    -        $  (840,965)   $   753,269

  Issuance of common stock           81,200        81         81,119          -            -              -             81,200
   for services
  Issuance of common stock           40,000        40         37,960          -            -              -             38,000
   for cash
  Issuance of common stock
   for amounts
   due from stockholders            112,000       112        139,888       (140,000)       -              -               -
  Net loss                             -           -            -                -         -           (245,280)      (245,280)
                                  ----------  --------   ------------   ------------  ----------    ------------   ------------

Balance at December 31, 1994      3,682,234     3,682      1,849,752       (140,000)       -         (1,086,245)       627,189

  Issuance of common stock          101,500       102        101,398           -           -              -            101,500
   for services
  Issuance   for    common
   stock  and  options  for       1,387,500     1,387      1,486,113           -           -              -          1,487,500
   acquisitions
  Payments of  amounts due             -           -            -           140,000        -              -            140,000
   from stockholders
  Issuance of common stock
   for amounts
   due from stockholders               -           -            -            (7,500)       -              -             (7,500)
  Issuance of common stock          200,000       200        279,800           -           -              -            280,000
   for cash
  Net loss                             -           -            -              -           -         (1,088,949)    (1,088,949)
                                  ----------  --------   ------------   ------------  ----------    ------------   ------------

Balance at December 31, 1995      5,371,234     5,371      3,717,063         (7,500)       -         (2,175,194)     1,539,740


  Issuance of common stock          467,035       467        319,570           -           -              -            320,037
  for services
  Unrealized gain on
  securities available for            -            -            -              -          1,000           -              1,000
  sale
  Net income                          -            -            -              -           -          2,208,749      2,208,749
                                  ----------  --------   ------------   ------------  ----------    ------------   ------------

Balance at December 31, 1996      5,838,269   $ 5,838    $ 4,036,633    $    (7,500)  $   1,000     $    33,555    $ 4,069,526
                                  ----------  --------   ------------   ------------  ----------    ------------   ------------

                          The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended December 31,
                                                1996              1995             1994
                                            -------------    -------------     ------------
Cash flows from operating activities:
  Net income (loss)                         $  2,208,749     $ (1,088,949)     $  (245,280)
  Adjustments  to   reconcile  net  income
  (loss) to net cash
   used in operating activities:
   Depreciation and amortization                 216,356          152,744            -
   Net gain realized on available for sale
    securities                                    (7,892)            -               -
   Gain on sale of subsidiary                 (2,888,513)            -               -
   Loss on disposition of subsidiary              53,529             -               -
   Provision for doubtful accounts               (28,980)          31,060            -
   Common stock issued for services              320,037          101,500           81,200
   Changes in assets  and liabilities, net
    of effects from acquisitions and
    disposition:
    Trade accounts receivable                   (253,052)         170,602            -
    Inventories                                 (905,400)         (17,532)           -
    Prepaid  expenses  and  other  current
     assets                                        2,376          (20,130)           -
    Accounts payable and accrued expenses       (281,936)         283,317          103,235
    Income taxes payable                         124,156             -               -
    Deferred revenue                             917,438           61,148            -
                                            -------------    -------------     ------------
      Net cash used in operating
      activities                                (523,132)        (326,240)         (60,845)
                                            -------------    -------------     ------------

Cash flows from investing activities:
  Purchase of property and equipment             (22,456)         (40,985)            -
  Cash purchased in acquisition                     -              13,869            -
  Equity investment in subsidiary             (1,000,000)            -                -
  Purchase of certificate of deposit            (300,000)            -                -
  Proceeds from sale of subsidiary, net of
   cash disposed                               2,783,226             -                -
  Proceeds from sale of securities
   available for sale                            581,093             -                -
  Purchase  of  securities  available  for
  sale                                        (1,296,513)            -                -
                                            -------------    -------------     ------------
      Net  cash  provided   by  (used  in)
      investing activities                       745,350          (27,116)
                                            -------------    -------------     ------------

Cash flows from financing activities:
  Proceeds from short-term borrowings,
   related parties                               142,997          345,000             -
  Proceeds from short-term borrowings            799,502          100,000             -
  Proceeds from issuance of common stock                          420,000           38,000
  Repayment   of  short-term   borrowings,
   related  parties,  net of  effects  from     (153,102)        (345,000)            -
  disposition
  Repayment of short-term borrowings            (100,000)            -                -
  Principal payment on capital lease
   obligations, net of effects from
   disposition                                    (4,719)          (8,054)            -
                                            -------------    -------------     ------------

      Net cash provided by financing             684,678          511,946           38,000
       activities                           -------------    -------------     ------------

Net increase (decrease) in cash and cash         906,896          158,590          (22,845)
 equivalents and cash - related party
Cash and cash equivalents  and  cash  -          158,616               26           22,871
 related party at beginning of period       -------------    -------------     ------------


Cash and cash equivalents and cash  -       $  1,065,512     $    158,616     $         26
 related party at end of period             -------------    -------------     ------------

Interest paid                               $     15,732     $     12,176     $       -

Noncash investing activities:
  Restricted cash held in escrow related    $    200,000     $       -        $       -
   to sale of subsidiary
  Unrealized gain  on securities available  $      1,000     $       -        $       -
   for sale

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

         Basis of Presentation
   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and that recovery of its intangible assets, primarily patent rights and related technology and goodwill, will occur. The Company's ability to continue as a going concern, and recover the value of its intangible assets is dependent upon achieving profitable operations. The ultimate outcome of this uncertainty cannot be presently determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.



2.       Summary of Significant Accounting Policies:
         Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. Wholly-owned subsidiaries of the Company in 1996, after dispositions (Note 4), include Technicold Services, Inc., RealCold Products, Inc. and Nauticon, Ltd. Wholly-owned subsidiaries of the Company in 1995 include Technicold Services, Inc., RealCold Products, Inc., Jordan Vessel Corporation, RealCold Systems, Inc. and Nauticon, Ltd. Investments in affiliates, representing 20% to 50% of the ownership of such companies, are accounted for using the equity method.

         Cash and Cash Equivalents

   All highly liquid investments with original maturities at purchase date of three months or less are considered cash equivalents.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




2.       Summary of Significant Accounting Policies, continued:

         Investment in Securities
   Investments in debt and marketable equity securities are designated as trading, held-to-maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity. Held-to-maturity securities are reported at amortized cost. Gains and losses on the sale of securities are determined using the specific identification method. For all investment securities, unrealized losses that are other than temporary are recognized as a charge against earnings in the period incurred. Market value is determined based on quoted market prices. At December 31, 1996, all of the Company's investment securities were classified as available-for-sale.

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

         Research and Development
   Research and development expenses are charged to operations as incurred.
   The cost of intellectual property purchased from others that are immediately marketable or that have an alternative future use are capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight line method over the estimated economic life of the related asset, typically 10 years. At December 31, 1996 and 1995, capitalized patent development costs, net of amortization, were $1,155,986 and $1,295,718. Amounts capitalized and expensed during the years ended December 31, 1996 and 1995 were as follows:


                                                  1996       1995
                                                --------  ---------


        Capitalized patent costs                $   -     $ 673,250
        Amortization expense                     139,732    104,104




   The Company periodically reviews its capitalized patent costs to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.
         Revenue Recognition

   The Company recognizes revenue from product sales upon shipment to the customer. Service revenue is recognized when services are performed and billable.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




2.       Summary of Significant Accounting Policies, continued:

         Goodwill
   Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $56,971 and $40,687 for the years ended December 31, 1996 and 1995.

   The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

         Net Income (Loss) Per Common Share
   The computation of net income (loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during the period.

         Income Taxes
   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 8).

         Reclassifications
   Certain amounts within the 1995 and 1994 consolidated financial statements have been reclassified to conform to the current year presentation.

         Advertising Expenses
   Advertising expenses consist primarily of costs incurred in the design, development and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were approximately $16,908 and $2,062 for the years ended December 31, 1996 and 1995.

         Inventories
   Inventories are stated at the lower of cost or market on a first-in, first-out basis.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




2.       Summary of Significant Accounting Policies, continued:

         Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Concentrations of Credit Risk
   Financial instruments which potentially expose the Company to concentrations of credit risk, as defined in Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of cash and cash equivalents, cash invested through related party, trade accounts receivable, investments in securities available for sale and restricted cash. Cash and cash equivalents exceeded FDIC insurance coverage limits by $348,215 at December 31, 1996. The Company maintains its cash and cash equivalents in major, credit-worthy financial institutions and has not experienced any losses on its deposits. The Company's receivables do not represent a significant concentration of credit risk at December 31, 1996.

         Fair Value of Financial Instruments
   The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, cash invested through related party, trade accounts receivable, investment in securities available for sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available for sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 1996 and 1995. Investments in securities available for sale are recorded at fair value at December 31, 1996.

         Recently Issued Accounting Standards
   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement simplifies the computation of earnings per share amounts and specifies the presentation and disclosure requirements. The Company will be required to adopt FAS No. 128 for its fiscal year ended January 31, 1998. Adoption of SFAS No. 128 is not expected to have a significant effect on the financial statements.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




3.       Acquisitions and Investment in Affiliate:

         Acquisition of RealCold Systems Group
   On January 30, 1995, the Board of Directors approved the acquisitions of Technicold Services, Inc., RealCold Maintenance Systems, Inc. and Jordan Vessel Corporation (RealCold Systems Group).

   Pursuant to the terms of the RealCold Systems Group acquisition agreement on January 30, 1995, effective January 1, 1995, the Company issued 487,500 shares of its common stock to RealCold Systems Group in exchange for 100% of the outstanding common shares of Technicold Services, Inc. RealCold Maintenance Systems, Inc. and Jordan Vessel Corporation.
   The RealCold Systems Group acquisition has been accounted for under the purchase method and accordingly, the operating results of the Company include the operations since the date of acquisition. The acquisition resulted in goodwill of $305,701 which is being amortized over 10 years:

        Purchase price                                    $ 487,500
        Fair value of assets acquired and
        liabilities assumed:
         Accounts receivable                                233,133
         Inventories                                         17,774
         Prepaid expenses                                     1,470
         Property and equipment                               5,000
         Liabilities assumed                                (75,578)
                                                            --------
                                                            181,799
                                                            --------
        Excess of purchase price over fair
        value of net assets acquired                      $ 305,701
                                                            --------

         Acquisition of Nauticon Ltd.

   On August 4, 1995, the Board of Directors approved the acquisition of the assets and liabilities of Nauticon, Ltd.
   Pursuant to the terms of the Nauticon Acquisition agreement, on August 29, 1995, effective July 25, 1995, the Company issued 900,000 of the Company's common stock and options to purchase 300,000 shares of the Company's common stock at a price from $1.00 to $2.00, expiring in the year 2000 to Nauticon's owners in exchange for all of Nauticon's assets and liabilities.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




3.       Acquisitions and Investment in Affiliate, continued:

         Acquisition of Nauticon Ltd., continued
   The Nauticon acquisition has been accounted for as a purchase and, accordingly, the operating results of the Company include the results of operations of Nauticon, Ltd. since the date of acquisition. The acquisition resulted in goodwill of $342,818 which is being amortized over 10 years:

        Purchase price                                  $ 1,000,000
        Fair value of assets acquired and
        liabilities assumed:
         Cash and cash equivalents                           13,869
         Accounts receivable                                  7,543
         Inventories                                         23,688
         Prepaid expenses                                    22,351
         Property and equipment                              48,000
         Patent costs                                       670,726
         Liabilities assumed                               (128,995)
                                                          ----------
                                                            657,182
                                                          ----------
        Excess of purchase price over fair
        value of net
         assets acquired                                  $ 342,818
                                                          ----------


   The following unaudited pro forma summary presents the unaudited consolidated results of operations as if the acquisition RealCold Systems Group and Nauticon, Ltd. had occurred at the beginning of 1995 and 1994, respectively. The pro forma presentation reflects the impact of adjustment relating to the amortization of goodwill. It does not purport to be indicative of the financial results which actually would have occurred had the acquisition been made at the beginning of 1995 and 1994, respectively, or of the results which may occur in the future.

           Unaudited Pro Forma Consolidated Results of Operations

                                                1995            1994
                                            -------------   ------------
        Total revenue                       $  2,243,752    $      -
        Net loss                            $ (1,235,949)   $  (306,019)
        Net loss per share                  $      (0.23)   $     (0.07)

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




3.       Acquisitions and Investment in Affiliate, continued:

         Investment in Affiliate
   On December 24, 1996, the Company agreed to invest in Rotary Power International, Inc. ("RPI") the sum of $1,000,000 in exchange for two million shares of RPI common stock. As the Company's investment in RPI represents less than a 50% interest in RPI, the equity method is used to account for the Company's interest in RPI.

   Concurrent with the investment in RPI, ICSC and RPI (the "Companies") have agreed to merge the two companies in a stock for stock acquisition, whereby RPI would become a wholly-owned subsidiary of ICSC. Upon completion of a definitive transaction agreement and approval by the companies Board of Directors and stockholders, each shareholder of RPI will receive 0.363 shares of ICSC common stock. The stock for stock transaction will result in ICSC issuing a fixed total number of 1,516,196 shares of common stock for all the issued and outstanding shares of RPI common stock at the time of closing and execution of the stock purchase and merger agreement. The transaction will be accounted for as a purchase.
   The following table presents unaudited summarized financial information of the affiliate, RPI. The Company owns approximately 33% of RPI common stock.

                 Unaudited Summarized Financial Information

                                               September 30,  December 31,
                                                   1996          1995
                                               -----------    -----------
      Current assets                           $ 3,267,000    $ 3,763,000
      Noncurrent assets                          8,403,000      8,154,000
      Current liabilities                        1,813,000      1,190,000
      Noncurrent liabilities                     9,471,000      9,571,000


                                           Nine Months      Nine Months
                                              Ended            Ended
                                            September 30,   December 31,
                                               1996             1995
                                          ---------------  --------------
      Gross revenues                      $   5,257,000     $  7,307,000
      Loss from operations                   (1,780,000)      (1,119,000)
      Net loss                               (2,233,000)      (1,581,000)

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4.       Dispositions:

         RealCold Systems, Inc.
   On May 1, 1996, the Company sold the common stock of RealCold Systems, Inc. to Wittcold Systems, Inc. ("Wittcold"), formerly Wittemann Company, Inc., a party to the Joint Cooperation Agreement entered into by the Company in June 1995. In consideration for the common stock of RealCold Systems, Inc., the Company received from Wittcold the sum of $2,800,000 in cash, $200,000 in cash held in escrow, which is to be released to the Company on the second anniversary of the sale's closing, pursuant to the terms of the Escrow Agreement, and the ability to earn additional consideration ("earnout") as determined by a percentage of future net sales. The earnout is structured to provide additional consideration in the amount of five (5%) percent of the net sales of refrigeration systems for ten full calendar years beginning in 1996 and ending in 2005, and two and one-half (2 1/2%) of net sales of merchant CO2 systems for nine full calendar years beginning in 1997 and ending in 2005. For purposes of calculating the earnout, net sales is defined as payments received from customers less commissions to non-employee agents, export preparation, inland freight and forwarding fees, ocean freight, insurance, discounts and all warranty work performed during the relevant period. The sales agreement further provides a minimum guaranteed royalty from Wittcold, contingent upon the continued employment by the Company of a certain employee for three full years after the date of closing, whereupon the Company will receive $2,000,000 ("minimum earnout") no later than April 30, 2006 in the event the earnout consideration, as calculated on a percentage of net sales, does not exceed the minimum earnout. The Company anticipates recording revenues on the earnout beginning in 1997.

   As a result of the sale of RealCold Systems, Inc., the Company has recorded a gain in the amount of $2,888,513:
        Sales proceeds                                    $  3,000,000
        Carrying value of assets and
        liabilities sold:
         Cash                                                   16,774
         Accounts receivable                                   264,958
         Inventories                                           895,298
         Prepaid expenses and other current
         assets                                                 22,563
         Property and equipment, net                            38,932
         Accounts payable and accrued
         liabilities                                           (98,637)
         Deferred revenue                                     (978,586)
         Capital lease obligation                               (5,815)
         Short-term borrowings, related
         parties                                               (44,000)
                                                          -------------

        Gain on sale                                      $  2,888,513
                                                          -------------

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4.       Dispositions, continued

         RealCold Systems, Inc., continued
   The operating results for the disposed subsidiary, RealCold Systems, Inc., are included in net income/loss through the date of sale. The following pro forma summary presents the 1996 unaudited consolidated results of operations as if the sale had occurred at the beginning of 1996. There would not have been a material effect on the 1995 consolidated results of operations if the sale had occurred at the beginning of 1995. The pro forma results give effect to normal adjustments and the exclusion of gain resulting from the sale of RealCold Systems, Inc., including related tax effects.

   It does not purport to be indicative of the financial results which actually would have occurred had the sale been made at the beginning of 1996 or of the results which may occur in the future.
          Unaudited Pro Forma Consolidated Results of Operations

                                                                1996
                                                            -----------
        Total revenue                                       $   383,557
        Net loss                                            $  (729,784)
        Net loss per share                                  $     (0.13)



         Jordan Vessel Corporation
   During 1996, operations of Jordan Vessel Corporation, a subsidiary of the Company, ceased operations. The assets were disposed of resulting in a loss on disposition of $53,529 related primarily to goodwill.



5.       Inventories:
   The major components of inventories are as follows:

                                                  1996       1995
                                                --------  ---------
        Parts inventory                         $ 56,996  $ 22,432
        Product inventory                         12,100    36,562
                                                --------  ---------
                                                $ 69,096  $ 58,994
                                                --------  ---------

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




6.       Restricted Cash:

   Current restricted cash at December 31, 1996 consists of a $300,000 certificate of deposit which collateralizes the short-term borrowings (see
   Note 9). Non-current restricted cash consists of $200,000 of cash held in escrow relating to the sale of the common stock of RealCold Systems, Inc. (see Note 4).


7.       Property and Equipment:

   Property and equipment consists of the following:
                                                   1996      1995
                                                ---------- ---------
        Machinery and equipment                 $  21,277  $ 60,681
        Prototypes and molds                       63,767    44,080
        Furniture and fixtures                      4,015     7,820
                                                ---------- ---------

                                                   89,059   112,581
        Less accumulated depreciation             (17,612)   (7,953)
                                                ---------- ---------

                                                $  71,447  $104,628
                                                ---------- ---------


   Depreciation expense was $19,653 and $7,953 in 1996 and 1995, respectively.



8.       Income Taxes:

   The components of net deferred tax asset were as follows:

                                                  1996        1995
                                                --------  -----------
      Net operating loss carryforwards          $   -     $  669,032
      Valuation allowance                           -       (669,032)
                                                --------  -----------

               Net deferred tax asset           $   -     $    -
                                                --------  -----------



   The Company's net operating loss ("NOL") carryforwards for income tax purposes approximated $0 and $1,967,000 at December 31, 1996 and 1995, respectively. During the year ended December 31, 1996, the Company utilized all of its NOL carryforwards.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




9.       Short-Term Borrowings:

   Short-term borrowings at December 31, 1996 consisted of $275,000 in borrowings under a $300,000 line of credit agreement entered into with a commercial bank in July 1996 to provide temporary working capital to the Company. The interest rate is fixed at 7% per annum. The note is collateralized by a certificate of deposit in the amount of $300,000, dated July 26, 1996, bearing interest at a rate of 5%.
   The remaining $524,502 in short-term borrowings consisted of a liability to a broker for repayment of funds borrowed for the purpose of investment in available-for-sale securities.



10.      Related Party Transactions:
   The Company has received funding on several occasions from Simco Group, Inc. ("Simco"), a separate legal entity wholly owned by the Company's Chairman and Chief Executive Officer.

   At December 31, 1996, the Company had $607,960 held in an account in the name of Simco. These funds are invested in short and long-term liquid marketable securities; however, cash is readily available for the Company from various Simco sources and thus these funds have been classified as cash invested through related party. Simco has guaranteed the Company a minimum 8% return on these funds. During 1996, Simco paid the Company approximately $12,000 in interest.
   During 1996, the Company issued 150,000 restricted shares of common stock to Simco in satisfaction of prior years' liabilities related to expenses and consulting services provided. During 1996, the Company recorded expense of $273,750 related to the issuance of 122,500 restricted shares as payment for expenses and consulting services provided, and 125,000 restricted shares as payment for promotional services provided by Simco. The 1996 and 1995 shares were issued at $.50 and $1.00 per share, respectively.

   Amounts due from stockholders at December 31, 1996 represent services receivable under a consulting agreement.


11.     Commitments:

         Capital Leases
   At December 31, 1995, the Company was obligated under a capital lease agreement covering the purchase of equipment. The agreement was recorded at the present value of the required rentals using the lower of the interest rate implicit in the lease or the Company's incremental borrowing rate. As of December 31, 1996, there were no remaining commitments under the capital lease agreement.

         INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




11.   Commitments, continued:

         Operating Leases
   The Company leases certain sales offices, plant space and equipment under operating lease agreements which expire at various times through 1999. Total rent expense was $82,219 and $36,708 in 1996 and 1995, respectively.

   Future minimum rental commitments as of December 31, 1996 were as follows:

       1997                                     $ 132,000
       1998                                        90,000
       1999                                        48,000
       Thereafter                                   -


   The Company subleases a sales office and plant space under a lease agreement which expires in 1999. Total rental income from the sublease agreement was $23,402 in 1996.



12.   Available For Sale Investments:
   Investments include the following available for sale securities at December 31, 1996:


                        Years                             Gross        Gross
                         To      Fair                   Unrealized   Unrealized
                      Maturity   Value         Cost       Gains        Losses
                      -------- ---------   -----------  ----------   ----------
   Corporate
   equity
   securities -
       common stock            $ 145,501    $ 138,538    $  6,963     $   -


   U.S. government       1-5      69,868       70,296          -          (428)
   securities
                         5-10     49,735       50,000          -          (265)

                         >10     459,208      464,478       4,310       (9,580)

                               ---------   -----------  ----------   ----------
                               $ 724,312    $ 723,312    $ 11,273     $(10,273)



   Proceeds, gross realized gains and gross realized losses from the sale of securities classified as available for sale for the year ended December 31, 1996, were approximately $581,093, $15,736 and $7,844, respectively.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               INTERNATIONAL CRYOGENICS SYSTEMS CORPORATION


Dated:    March 24, 1996

                                   By:  /s/Francis L. Simola
                                        ---------------------------------------
                                        Francis L. Simola
                                        President and (Chief Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:    March 24, 1996

                                        By: /s/Francis L. Simola
                                        ---------------------------
                                        Francis L. Simola
                                        Director


                                        By: /s/Terrence J. Dunne
                                        ---------------------------
                                        Terrence J. Dunne
                                        Director


                                        By: /s/Robert D. Klages
                                        ---------------------------
                                        Robert D. Klages
                                        Director


                                        By: /s/George C. Briley
                                        ---------------------------
                                        George C. Briley
                                        Director


                                        By: /s/Robert E. Jenkins
                                        ---------------------------
                                        Robert E. Jenkins
                                        Director