Form 10-Q
period 1997-03-31
POWERCOLD CORP
filed 1997-05-15
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended  March 31, 1997

                       Commission File Number  33-19584


                            POWERCOLD  CORPORATION

                                   FORMERLY

                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


   Nevada                                              23-2582701

  (State of Incorporation)                 (IRS Employer Identification No.)


  One Passaic Street
  Wood-Ridge, New Jersey                              201-470-7000
  (Address of principal executive offices)      (Registrant's telephone No.)


  Securities registered pursuant to Sections 12(b) of the Act:  NONE

  Securities registered pursuant to Sections 12(g) of the Act:  NONE


  Common Stock,  $0.001 Par Value            Electronic OTC Bulletin Board


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     NO       .
                                        ------     ------


As of March 31, 1996, 5,838,269 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,528,367.


                  Sequential Page  1 of 12


                   INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                                AND SUBSIDIARIES

                        INDEX  TO  FINANCIAL  STATEMENTS




PART I.   FINANCIAL INFORMATION                                            Page


     Item 1:   Financial Statements (Unaudited)


               Consolidated Statement of Financial Position at
               March 31, 1997 and December 31, 1996.                       3
               Consolidated Statement of Operations for Three Months
               Ended March 31, 1997 and March 31, 1996.                    4

               Consolidated Statement of Changes in Stockholders' Equity
               for Three Months Ended March 31, 1996 and March 31, 1997.   5

               Consolidated Statement of Cash Flows for Three Months
               Ended March 31, 1997 and March 31, 1996.                    6

               Notes to Consolidated Financial Statements at March 31,
               1997.                                                       7


     Item 2:   Management's Discussion and Analysis of                     8
               Financial Condition and Results of Operations.



PART II.   OTHER INFORMATION                                               11


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.






                  Sequential Page  2 of 12


POWERCOLD CORPORATION AND SUBSIDIARIES                                 CONSOLIDATED STATEMENT OF FINANCIAL
                                                                       POSITION AT MARCH 31, 1997
(UNAUDITED)                                                            AND DECEMBER 31, 1996.
----------------------------------------------------------------------------------------------------------
                                                                         MARCH 31,     DECEMBER 31,
                               ASSETS                                       1997            1996
                                                                       --------------  --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $37,225        $457,552
   Cash, invested through related party                                      607,960         607,960
   Restricted cash                                                           400,000         300,000
   Accounts receivable, net of allowance for doubtful
     accounts of $2,080 and $2,080 respectively.                              21,298          48,588
   Inventories                                                                80,708          69,096
   Prepaid expenses and other current assets                                  19,220          19,012
                                                                       --------------  --------------

     Total Current Assets                                                  1,166,411       1,502,208
                                                                       --------------  --------------

OTHER ASSETS:
   Investment in securities available for sale                               667,234         724,312
   Investment in affiliate                                                   672,407       1,000,000
   Restricted cash                                                           200,000         200,000
   Property and equipment, net of accumulated depreciation                    73,163          71,447
   Patent rights and related technology,
     net of accumulated amortization                                       1,120,952       1,155,986
   Goodwill, net of accumulated amortization                                 477,268         491,892
                                                                       --------------  --------------

     Total Other Assets                                                    3,211,024       3,643,637
                                                                       --------------  --------------

TOTAL ASSETS                                                              $4,377,435      $5,145,845
                                                                       ==============  ==============

              LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Short-term borrowings, related parties                                         $0         $15,000
   Short-term borrowings                                                     606,387         799,502
   Accounts payable and accrued expenses                                     153,243         137,661
   Income taxes payable                                                        8,080         124,156
                                                                       --------------  --------------

     Total Current Liabilities                                               767,710       1,076,319
                                                                       --------------  --------------

Commitments

STOCKHOLDERS' EQUITY:
   Common Stock - $0.001 par value, 200,000,000
     shares authorized, 5,838,269 and 5,838,269
     shares issued at March 31, 1997 and
     December 31, 1996, respectively                                           5,838           5,838
   Additional paid-in capital                                              4,036,633       4,036,633
   Amount due from shareholders                                               (7,500)         (7,500)
   Unrealized gain (loss) on securities available for sale                   (19,626)          1,000
   Retained earnings (accumulated deficit)                                  (405,620)         33,555
                                                                       --------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                                 3,609,725       4,069,526
                                                                       --------------  --------------

TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                                $4,377,435      $5,145,845
                                                                       ==============  ==============

The accompanying notes are an integral part of these financial statements. Sequential Page 3 of 12

POWERCOLD CORPORATION AND SUBSIDIARIES                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                                       FOR THE THREE MONTH PERIODS ENDED
UNAUDITED                                                              MARCH 31, 1997 AND MARCH 31, 1996.
-----------------------------------------------------------------------------------------------------------
                                                                         MARCH 31,       MARCH 31,
                                                                            1997            1996
                                                                       --------------  --------------

SALES REVENUE:
   Product Sales                                                              $8,217        $108,113
   Services                                                                   27,006          65,453
                                                                       --------------  --------------

      Total Revenue                                                           35,223         173,566

COST OF REVENUE:
   Product Sales                                                              25,179          81,444
   Services                                                                      500          14,866
                                                                       --------------  --------------

      Total cost of revenue                                                   25,679          96,310

      Gross Margin                                                             9,544          77,256

OPERATING EXPENSES:
   Sales and marketing                                                        39,942          53,424
   General and administrative                                                134,766         133,786
   Research and development                                                   29,178          34,220
                                                                       --------------  --------------

      Total operating expense                                                203,886         221,430
                                                                       --------------  --------------

Income (loss) from operations before equity in earnings
   of unconsolidated affiliate                                              (194,342)       (144,174)

Equity in loss of unconsolidated affiliate                                  (327,593)              0
                                                                       --------------  --------------

Income (loss) before other income (expense)                                 (521,935)       (144,174)

Other income (expense):
   Interest and other income                                                  27,079           3,283
   Interest and other expense                                                (10,204)         (1,366)
   Other                                                                        (191)           (574)
                                                                       --------------  --------------

      Total other income (expense)                                            16,684           1,343
                                                                       --------------  --------------

Income (loss) before provision for income taxes                             (505,251)       (142,831)

Provision (benefit) for income taxes
   Federal current provision                                                 (66,076)
   Federal deferred provision
                                                                       --------------  --------------

                                                                             (66,076)              0
                                                                       --------------  --------------

Net income (loss)                                                          ($439,175)      ($142,831)
                                                                       ==============  ==============

Net loss per share                                                            ($0.08)         ($0.03)
                                                                       ==============  ==============

Weight average number of shares                                            5,838,269       5,485,323
                                                                       ==============  ==============


The accompanying notes are an integral part of these financial statements. Sequential Page 4 of 12

POWERCOLD CORPORATION AND SUBSIDIARIES                                            CONSOLIDATED STATEMENT OF CHANGES IN
                                                                                  STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIODS
(UNAUDITED)                                                                       ENDED MARCH 31, 1996 AND MARCH 31, 1997.
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Unrealized Gain
                                                                                            (Loss) on   Retained
                                                                      Additional   Amounts Securities   Earnings
                                                       Common Stock     Paid-In   Due From  Available (Accumulated
                                                     Stock    Amount    Capital   Stockhold For Sale    Deficit)       Total
                                                   ---------- -------  ----------- -------- ---------  ------------  -----------
Balances At January 1, 1996                         5,371,234 $5,371   $3,717,063  ($7,500)            ($2,175,194)  $1,539,740

Issuance of Common Stock For Accounts Payable         173,035    173      172,862                                       173,035


Net (Loss) For The Three Month Period
Ended March 31, 1996                                                                                      (142,831)    (142,831)
                                                   ---------- -------  ----------- -------- ---------  ------------  -----------


Balances At March 31, 1996                          5,544,269 $5,544   $3,889,925  ($7,500)            ($2,318,025)  $1,569,944
                                                   ========== =======  =========== ======== =========  ============  ===========






Balances At January 1, 1997                         5,838,269 $5,838   $4,036,633  ($7,500)  ($19,626)     $33,555   $4,048,900

Net (Loss) For The Three Month Period
Ended March 31, 1997                                                                                     ($439,175)   ($439,175)
                                                   ---------- -------  ----------- -------- ---------  ------------  -----------

Balances At March 31, 1997                          5,838,269 $5,838   $4,036,633  ($7,500)  ($19,626)   ($405,620)  $3,609,725
                                                   ========== =======  =========== ======== =========  ============  ===========






The accompanying notes are an integral part of these financial statements.

Sequential Page 5 of 12

POWERCOLD CORPORATION AND SUBSIDIARIES                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       FOR THREE MONTH PERIODS ENDED
UNAUDITED                                                              MARCH 31, 1997 AND MARCH 31, 1996.
-----------------------------------------------------------------------------------------------------------
                                                                         MARCH 31,       MARCH 31,
                                                                            1997            1996
                                                                       --------------  --------------
Cash flows from operating activities:
   Net income (Loss)                                                       ($439,175)      ($142,832)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                          54,189          56,577
       Net realized loss on available for sale securities                        191
       Provision for doubtful accounts                                                           805
       Equity in earnings of unconsolidated affiliate                        327,593
       Changes in assets and liabilities:
         Trade accounts receivable                                            27,290         (55,710)
         Inventories                                                         (11,612)       (373,280)
         Prepaid expenses and other assets                                      (208)          6,778
         Accounts payable and accrued expenses                                15,582         355,507
         Income taxes payable                                               (116,076)
                                                                       --------------  --------------

           Net cash provided (used) by operating activities                 (142,226)       (152,155)

Cash flows from investing activities:
   Purchase of property and equipment                                         (6,247)         (5,291)
   Purchase of certificate of deposit                                       (100,000)
   Proceeds from sale of securities available for sale                       409,981
   Purchase of securities available for sale                                (373,720)
                                                                       --------------  --------------

           Net cash provided (used) by investing activities                  (69,986)         (5,291)

Cash flows from financing activities:
   Proceeds from short-term borrowings                                        99,166
   Proceeds from issuance of common stock                                                    173,035
   Payments on capital lease                                                                  (2,310)
   Repayment of short-term borrowings                                       (292,281)
   Repayment of short-term borrowings, related parties                       (15,000)
                                                                       --------------  --------------

           Net cash provided (used) by financing activities                 (208,115)        170,725
                                                                       --------------  --------------

Net increase (decrease) in cash and cash equivalents
   and cash related party                                                   (420,327)         13,279

Cash and cash equivalents and cash related party
   at beginning of period                                                  1,065,512         158,617
                                                                       --------------  --------------

Cash and cash equivalents and cash related party
   at end of period                                                         $645,185        $171,896
                                                                       ==============  ==============

Interest paid                                                                $10,204          $1,366
Income taxes paid                                                            $50,000

Noncash investing activities:
   Unrealized (loss) on securities available for sale                       ($19,626)


 The accompanying notes are an integral part of these financial statements. Sequential Page 6 of 12


POWERCOLD CORPORATION AND SUBSIDIARIES       Notes to Consolidated
                                             Financial Statements at
(Unaudited)                                  March 31, 1997



The condensed consolidated financial statements of PowerCold Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the securities and exchange commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, PowerCold Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in PowerCold Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1996.

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




                  Sequential Page  7 of 12



ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

GENERAL

A Plan of Agreement and Merger was signed with Rotary Power International, Inc. ("RPI") on March 21, 1997 subject to RPI shareholder approval. Each shareholder of RPI will receive .363 shares of the Company's common stock (1.56M shares).

In December 1996 the Company agreed in principal to merge/acquire Rotary Power International, Inc. in a stock for stock acquisition, whereby RPI would become a wholly owned subsidiary of the Company. The Company initially acquired a 30% equity interest in RPI (2M shares of common stock for $1M).

RPI is the world's only manufacturer of stratified charge rotary engines and large rotary engines. RPI is the internationally recognized leader in the development and commercialization of rotary engines (15-3000 horsepower) for use in industrial, marine and hybrid-electric vehicular markets. RPI was formed by Richard M.H. Thompson, affiliates of Loeb Partners Corporation and management in October 1991 to buy the assets and business of the Rotary Engine Division of John Deere Technologies International, Inc. In 1984, John Deere had bought the Rotary Engine Division from Curtiss-Wright Corporation, which had operated it since 1958.

There are two major reasons for the acquisition of RPI. The refrigeration industry desires packaged refrigeration systems and RPI'S engines add growth value to our products along with packaging ability. Current deregulation of gas and electric utilities is creating major competitive changes in energy use and costs. RPI'S natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Through associated markets overseas there is a complementary demand and need for energy, (portable generators) and for refrigeration and CO2 systems in remote areas of the world.

Packaging of refrigeration systems for supermarkets - RPI has an exclusive alliance agreement with Hussmann Corporation, the world's largest supplier of supermarket refrigeration equipment, for marketing RPI'S energy efficient 65 series natural gas engine to supermarkets. Currently 65 series natural gas engines have been installed in seven supermarkets providing a minimum of 15% energy savings per store. The estimated 30,000 supermarkets consume 4% of the energy use in the US.

Because of the ongoing deregulation of the gas and electric utilities competition will create new markets for more efficient energy use especially for commercial refrigeration systems. Our Company has the products (Nauticon condensers and RPI engines) and our management has the experience and creative ability to package refrigeration systems for the multi-million dollar commercial refrigeration market. We are forming marketing alliances with major utility companies and well established refrigeration companies in the business.

Subsequently, effective April 1, 1997, Rotary Power International, Inc. was reorganized into three subsidiary companies: Rotary Power International, Inc. - manufactures and markets large rotary engines. Rotary Power Industries, Inc. - manufactures and markets industrial engine products. Rotary Power Marine, Inc. - manufactures and markets marine engine products. The three companies lease an
                  Sequential Page  8 of 12

45,000 sq. ft. facility in Wood-Ridge, New Jersey for their administration, engineering and manufacturing operations. RPI primarily marketed engines to the US government and has had muti-million dollar revenue years. The Company now has the opportunity to commercialize a proven product, that has tens of millions of dollars and years of development experience behind it. Management is in discussions with some of the largest companies in the world as prospective marketing and manufacturing partners.

RealCold Products, Inc., a wholly owned subsidiary of the Company, designs and packages refrigeration and freezer systems. RealCold Products was reorganized with a new name, replacing RealCold Systems Inc. and RealCold Maintenance Systems, Inc., supporting all engineering and manufacturing of commercial refrigeration packages and freezer systems worldwide. Management believes there is no substantial market in the US for the ReelFrez food freezing system, (a RealCold product), because of the ban on the use of certain refrigerants. Some countries continue to use these refrigerants, and a recent market study projects a need for thousands of food freezing systems in third world countries, (12,000 for China alone). Management is seeking overseas alliances for this product.

Nauticon, Inc., manufactures and markets evaporative heat exchange systems,hired a new Sales Manager for its line of evaporative heat exchange systems. There is some 30 systems installed. The product is operating to specifications and Nauticon management is excited about the prospects for substantial growth in revenues. They now have 16 distributors throughout the US. Nauticon is in negotiations with some of the largest refrigeration manufactures for product manufacturing and marketing alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections.

Effective April 1, 1997 the Company changed its name to PowerCold Corporation, and elected a new Company director and appointed two new officers as follows:

Richard M.H. Thompson was elected a Director and appointed Chief Financial Officer of the Company. Mr. Thompson has been a Director, President and Chief Executive Officer of Rotary Power International, Inc. since its incorporation in October 1991. Mr. Thompson was associated with Kuhn, Loeb & Company, an investment banking firm and has acted through his company, Richard M.H. Thompson & Associates, Inc., as a financial and management advisor. In January 1988, he initiated and advised management in the buy-out of Energy Research Corporation ("ERC") from Fluor Corporation. He is a director and Chairman of the Executive Committee of ERC,a company specializing in the development and commercialization of fuel cell technology. Mr. Thompson received his M.A. in mathematics and engineering from Cambridge University and his M.B.A. from Harvard University.

H. Jack Kazmar was appointed Chief Marketing Officer of the Company. Mr. Kazmar has been a marketing consultant to RPI since 1993. Previously he worked for ICC as Vice President of Sales and Marketing. Mr. Kazmar has over 30 years experience in the commercial heating, ventilation and air conditioning equipment industry.

He was President and co-founder of Skil-Aire Corporation, from 1981-1989, a manufacturer of standardized commercial heating, ventilation and air conditioning products. Mr. Kazmar served in a number of positions of increasing responsibility at Fedders Corporation from 1971-1981, including General Manager of Residential and Commercial Products Division and Airtempt Applied. Prior to joining Fedders, he held various positions with Worthington Corporation in direct sales and field management. Mr. Kazmar holds a BS in Mechanical Engineering from Lafayette College.

                 Sequential Page  9 of 12



RESULTS OF OPERATIONS - First Quarter 1997

The Company's Consolidated Statements of Operations for the first quarter ended March 31, 1997 compared to the first quarter ended March 31, 1996: Sales revenue decreased 79.7% to $35,223 for the first quarter 1997 compared to $173,566 for the same period in 1996; operating loss increased 25.8% to ($194,342) compared to ($144,174); and net loss increased 67.5% to ($439,175 or ($0.08) per share compared to a net loss of ($142,831) or ($0.03) per share - increase in net loss for the quarter was due from consolidated equity interest in affiliate Rotary Power Int. Inc. Net loss per share was based on weighted average number of shares of 5,838,269 compared to 5,485,323 for the same period in 1996.

The Company's Consolidated Balance Sheets as of the first quarter ended March 31, 1997 compared to the first quarter ended March 31, 1996: Total assets increased 61.5% to $4,377,435 compared to $1,686,599; total liabilities decreased 31% to $767,710 compared to $1,112,218; total stockholders' equity increased 56.5% to $3,609,725 compared to $1,569,944; and the Company has no long term debt.

The Company's substantial gain in assets and stockholders equity for the first quarter ended March 31, 1997 compared to the first quarter ended March 31, 1996 was due to the sale of RealCold Systems, Inc., a Company subsidiary, to WittCold Systems, Inc.

The operating loss was due to the acquisition and reorganization of Rotary Power, maintaining general Company operating overhead including additional enhancements to the Nauticon product line and the move to new plant facilities in Texas.

Effective January 1, 1997, the Company will receive from WittCold Systems, Inc., under the sale agreement, a "percentage amount" payment on product sales for the next ten years, as previously stated. For WittCold year to date; three systems will be shipped and billed in the second quarter 1997, there are over $5M in pending orders waiting on letters of credit and formal contract approval, and over $30M of proposals are out for new systems world wide.

Management projects improved growth in earnings from WittColds' sales this year. Consolidated gross revenues will not improve until the second half of this year due to the recent acquisition and reorganization of RPI during the first half of the year, and implementation of Nauticon's new marketing program.


"Safe Harbor" Statement

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


                 Sequential Page  10 of 12



PART 11.  OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          January 6, 1997 - The Company acquired 30% equity interest in Rotary Power International, Inc.

          Exhibit 27 - Financial Data Schedule

























                 Sequential Page  11 of 12




                              POWERCOLD CORPORATION

                                    FORM 10-Q

                                 March 31, 1997


Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     May 13, 1997



POWERCOLD CORPORATION


/s/Francis L. Simola
-------------------------
Francis L. Simola
Chairman and President
(Chief Executive Officer)


























                 Sequential Page  12 of 12