Form 10-Q
period 1997-06-30
POWERCOLD CORP
filed 1997-08-14
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended  June 30, 1997

                       Commission File Number  33-19584

                             POWERCOLD CORPORATION
            (Exact name of registrant as specified in its charter)

                                   Formerly

                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

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
                                        ------     -----


As of June 30, 1997, 5,878,269 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $1,089,135







                  Sequential Page  1 of 13



                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                               AND SUBSIDIARIES


                                     INDEX




PART I.   FINANCIAL INFORMATION                                        Page


     Item 1:   Financial Statements (Unaudited)


               Consolidated Balance Sheets as of
               June 30, 1997 and December 31, 1996.                        3

               Consolidated Statement of Operations for Three and Six
               Months Ended June 30, 1997 and June 30, 1996.               4

               Consolidated Statement of Changes in Stockholders' Equity
               for Three Months Ended June 30, 1997 and June 30, 1996.     5

               Consolidated Statement of Cash Flows for Three and Six
               Months Ended June 30, 1997 and June 30, 1996.               6

               Notes to Consolidated Financial Statements at June 30,1997. 7


     Item 2:   Management's Discussion and Analysis of                     8
               Financial Condition and Results of Operations.



PART II.   OTHER INFORMATION                                               12


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.







                  Sequential Page  2 of 13

POWERCOLD CORPORATION AND SUBSIDIARIES                      CONSOLIDATED STATEMENT OF FINANCIAL
                                                            POSITION AT JUNE 30, 1997
(UNAUDITED)                                                 AND DECEMBER 31, 1996.
-----------------------------------------------------------------------------------------------
                                                                 JUNE 30,       DECEMBER 31,
                         ASSETS                                    1997             1996
                                                              ------------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                                      $31,316         $457,552
   Cash, invested through related party                           521,244          607,960
   Restricted cash                                                400,000          300,000
   Accounts receivable, net of allowance for doubtful
     accounts of $2,080 and $2,080 respectively.                   81,003           48,588
   Inventories                                                     80,055           69,096
   Prepaid expenses and other current assets                       18,510           19,012
                                                              ------------      -----------

     Total Current Assets                                       1,132,128        1,502,208
                                                              ------------      -----------

OTHER ASSETS:
   Investment in securities available for sale                    241,450          724,312
   Investment in affiliate                                        789,175        1,000,000
   Restricted cash                                                200,000          200,000
   Property and equipment, net of accumulated depreciation         74,400           71,447
   Patent rights and related technology, net                    1,086,019        1,155,986
   Goodwill, net of accumulated amortization                      462,644          491,892
                                                              ------------      -----------

     Total Other Assets                                         2,853,688        3,643,637
                                                              ------------      -----------

TOTAL ASSETS                                                   $3,985,816       $5,145,845
                                                              ============      ===========

        LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Short-term borrowings, related parties                         $11,750          $15,000
   Short-term borrowings                                          408,186          799,502
   Accounts payable and accrued expenses                          218,488          137,661
   Income taxes payable                                           (50,000)         124,156
                                                              ------------      -----------

     Total Current Liabilities                                    588,424        1,076,319
                                                              ------------      -----------

Commitments

STOCKHOLDERS' EQUITY:
   Common Stock - $0.001 par value, 200,000,000
     shares authorized, 5,878,269 and 5,838,269
     shares issued at June 30, 1997 and
     December 31, 1996, respectively                                5,878            5,838
   Additional paid-in capital                                   4,061,591        4,036,633
   Amount due from shareholders                                    (7,500)          (7,500)
   Unrealized gain (loss) on securities available for sale        (23,938)           1,000
   Retained earnings (accumulated deficit)                       (638,639)          33,555
                                                              ------------      -----------

TOTAL STOCKHOLDERS' EQUITY                                      3,397,392        4,069,526
                                                              ------------      -----------

TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                     $3,985,816       $5,145,845
                                                              ============      ===========

The accompanying notes are an integral part of these financial statements. Sequential Page 3 of 12

POWERCOLD CORPORATION                                CONSOLIDATED STATEMENTS OF OPERATIONS
AND SUBSIDIARIES                                     FOR THE THREE AND SIX MONTH PERIODS
UNAUDITED                                            ENDED JUNE 30, 1997 AND JUNE 30, 1996
-------------------------------------------------------------------------------------------

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                              1997         1996         1997         1996
                                           ----------  -----------   ----------  -----------
SALES REVENUE:
   Product Sales                             $22,530   $1,075,910      $30,747   $1,184,023
   Services                                  $48,921       $4,050      $75,927      $69,503
                                           ----------  -----------   ----------  -----------

      Total Revenue                           71,451    1,079,960      106,674    1,253,526

COST OF REVENUE:
   Product Sales                              37,475      642,036       62,654      723,480
   Services                                        0       78,594          500       93,460
                                           ----------  -----------   ----------  -----------

      Total Cost of Revenue                   37,475      720,630       63,154      816,940
                                           ----------  -----------   ----------  -----------

      Gross Margin                            33,976      359,330       43,520      436,586

OPERATING EXPENSES:
   Sales and Marketing                        73,976      150,855      113,918      204,279
   General and Administrative                148,023      186,730      282,789      320,516
   Research and Development                   19,985       26,993       49,163       61,213
                                           ----------  -----------   ----------  -----------

      Total Operating Expense                241,984      364,578      445,870      586,008
                                           ----------  -----------   ----------  -----------

      Operating Income (Loss)               (208,008)      (5,248)    (402,350)    (149,422)
      Equity in loss of Unconsolidated
        Affilatiated                        (100,000)           0     (427,593)           0
                                           ----------  -----------   ----------  -----------

      Income (Loss) Before Other Income     (308,008)      (5,248)    (829,943)    (149,422)

OTHER INCOME (EXPENSE):
   Interest and Other Income                  50,124       12,320       77,203       15,603
   Interest and OtherExpense                  (7,711)      (1,679)     (17,915)      (3,045)
   Other Expense                             (25,504)         (26)     (25,695)        (600)
                                           ----------  -----------   ----------  -----------

      Total Other Income (Expense)            16,909       10,615       33,593       11,958
                                           ----------  -----------   ----------  -----------

Income (Loss) Before Provision
   For Income Taxes                         (291,099)       5,367     (796,350)    (137,464)

PROVISION (BENEFIT)
   For Income Taxes Current                  (58,080)           0     (124,156)           0
                                           ----------  -----------   ----------  -----------

Net Income (Loss)                          ($233,019)      $5,367    ($672,194)   ($137,464)
                                           ==========  ===========   ==========  ===========

NET INCOME (LOSS) PER SHARE                   ($0.04)       $0.00       ($0.11)      ($0.02)
                                           ==========  ===========   ==========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES          5,873,873    5,592,895    5,856,170    5,539,109
                                           ==========  ===========   ==========  ===========

The accompanying notes are an integral part of these financial statements. Sequential Page 4 of 12

POWERCOLD CORPORATION                                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND SUBSIDIARIES                                                     FOR THE THREE AND SIX MONTH PERIODS
UNAUDITED                                                            ENDED JUNE 30, 1997 AND JUNE 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            UNREALIZED GAIN
                                                                     ADDITIONAL      AMOUNTS   (LOSS) ON
                                                   COMMON  STOCK        PAID-IN     DUE FROM   SECURITIES  ACCUMULATED
                                                 STOCK       AMOUNT     CAPITAL   STOCKHOLDERS  FOR SALE    (DEFICIT)       TOTAL

                                               ----------   --------  -----------  ----------- ---------  ------------   -----------
Balances At April 1, 1996                      5,544,269     $5,544   $3,889,925      ($7,500)            ($2,318,025)   $1,569,944

Issuance of Common Stock For Accounts Payable     75,000         75       37,425                                             37,500

Net Income For The Three Month Period
Ended June 30, 1996                                                                                             5,367         5,367
                                               ----------   --------  -----------  ----------- ---------  ------------   -----------

Balances At June 30, 1996                      5,619,269     $5,619   $3,927,350      ($7,500)            ($2,312,658)   $1,612,811
                                               ==========   ========  ===========  =========== =========  ============   ===========





Balances At April 1, 1997                      5,838,269     $5,838   $4,036,633      ($7,500) ($19,626)    ($405,620)   $3,609,725

Issuance of Common Stock For Accounts Payable     40,000         40       24,958                                             24,998

Unrealized gain (loss) on securities as
   available for sale                                                                            (4,312)                     (4,312)

Net Income For The Three Month Period
Ended June 30, 1997                                                                                          (233,019)     (233,019)
                                               ----------   --------  -----------  ----------- ---------  ------------   -----------

Balances At June 30, 1997                      5,878,269     $5,878   $4,061,591      ($7,500) ($23,938)    ($638,639)   $3,397,392
                                               ==========   ========  ===========  =========== =========  ============   ===========




The accompanying notes are an integral part of these financial statements. Sequential Page 5 of 12

POWERCOLD CORPORATION                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                          FOR THE THREE AND SIX MONTH PERIODS
UNAUDITED                                                 ENDED JUNE 30, 1997 AND JUNE 30, 1996

-------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                                  1997         1996          1997         1996
                                              ------------  -----------  -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                            ($233,019)      $5,367    ($672,194)   ($137,464)
Adjustments to reconcile net income (loss)
     to net cash used in operating activties
   Depreciation and Amortization                   54,440       58,137      108,629      114,714
   Net loss on sale of securities                  25,504                    25,695
   Provision for doubtful accounts                                                           805
   Equity in unconsolidated affiliate             100,000                   427,593
   Common stock issued for expenses                24,998       37,500       24,998      210,535
   Changes in assets and liabilities
     Trade accounts receivable                    (59,705)    (182,719)     (32,415)    (238,429)
     Inventories                                      853     (499,219)     (10,959)    (872,499)
     Prepaid expenses and other assets                710       (6,941)         502         (163)
     Accounts payable and expenses                 65,246     (473,237)      80,828     (196,122)
     Deferred revenue                                          917,438                   917,438
     Income taxes payable                         (58,080)                 (174,158)
                                              ------------  -----------  -----------   ----------
     Net Cash Used By
       Operating Activities                       (79,053)    (143,674)    (221,479)    (201,185)
                                              ------------  -----------  -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment              (6,120)      (6,083)     (12,367)     (11,374)
   Purchase of certificate of deposit                                      (100,000)
   Proceeds from sale of sercurities              585,849                   995,830
   Purchase of securities                        (189,881)                 (563,601)
   Advances to affiliated company                (216,768)                 (216,768)
                                              ------------  -----------  -----------   ----------
   Net Cash Provided (Used) By
     Investing Activities                         173,080       (6,083)     103,094      (11,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from officers                                         122,806                   201,197
   Proceeds from short term borrowings             24,342                   123,508
   Proceeds related short term borrow              11,750                    11,750
   Payments on capital lease                                    (2,410)                   (4,720)
   Repayment of short term borrowings            (222,543)                 (514,824)
   Repayment related short term borrow                                      (15,000)
                                              ------------  -----------  -----------   ----------
   Net Cash Provided (Used) By
     Financing Activities                        (186,451)     120,396     (394,566)     196,477
                                              ------------  -----------  -----------   ----------

NET INCREASE (DECREASE) IN CASH                   (92,424)     (29,361)    (512,951)     (16,082)
  AND CASH EQUIVALENTS AND REATED PARTY

CASH AND CASH EQUIVALENTS
  RELATED PARTY BEGINNING OF PERIOD              $645,185     $171,896   $1,065,512     $158,617
                                              ------------  -----------  -----------   ----------

CASH AND CASH EQUIVALENTS
  RELATED PARTY END OF PERIOD                    $552,561     $142,535     $552,561     $142,535
                                              ============  ===========  ===========   ==========

INTEREST PAID                                      $7,711       $1,679      $17,915       $3,045
INCOME TAXES PAID                                                           $50,000

NONCASH INVESTING ACTIVITIES:
  Unrelated (loss) on sale of securities          ($5,312)                 ($24,938)

The accompanying notes are an integral part of these financial statements. Sequential Page 6 of 12



POWERCOLD CORPORATION                        Notes to Consolidated
AND SUBSIDIARIES                             Financial Statements at
(Unaudited)                                  June 30, 1997
------------------------------------------------------------------------------

The condensed consolidated financial statements of PowerCold Corporation and Subsidiaries included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, PowerCold Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in PowerCold Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1996.

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
     CONDITION AND RESULTS OF OPERATIONS.

GENERAL

In December 1996 the Company agreed in principal to merge/acquire Rotary Power International, Inc. The Company initially acquired a 30% equity interest in RPI (2M shares of common stock for $1M), and proposed a merger of the companies in a stock for stock transaction, whereby RPI would become a wholly owned subsidiary of the Company.

A Plan of Agreement and Merger was signed with Rotary Power International, Inc. ("RPI") on March 21, 1997 subject to RPI shareholder approval. Each shareholder of RPI will receive .363 shares of the Company's common stock (1.56M shares) upon shareholder approval.

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




                  Sequential Page  8 of 13



Subsequent Events - Since the Company initially entered into an Agreement to merge with Rotary Power International, Inc., there has been a continuing deterioration in Rotary Power's negative cash flow from operations. Funding provided by the Company, which initially invested $1,000,000 in equity and the $1,000,000 in proceeds from bondholders, was not sufficient to support daily cash flow needs through the first (5) months of 1997. The Company did not have any obligation to support Rotary Power with any additional financing. In early May the Company voluntarily loaned Rotary Power $100,000 for back due rent on the building, $75,000 for the May interest payment on bond debt, and on June 19, 1997 the Company loaned Rotary Power an additional $41,767 due employees for payroll. In June 1997, Management decided not to loan Rotary Power any additional funds for two reasons; the uncertainty of Rotary Power's collateral for the Company's financing and after receiving documentation from Company's General Counsel based on his investigation of Rotary Power, which recently uncovered probable misrepresentation of material financial information by RPI to PowerCold in December 1996 and thereafter. Currently Rotary Power is in default on accounts payable due vendors, payments to the landlord, and payments to the Bondholders Trustee. Consequently, Rotary Power International, Inc. requires additional funding for its daily operations. Therefore, the economic viability and long-term future of Rotary Power International, Inc. depends on its ability to obtain additional sources of financing, and there can be no assurance that such financing can be obtained on acceptable terms or at all. Due to the uncertainties and risks of lack of financing, Rotary Power may not continue as a "going concern" and creditors may force Rotary Power into a reorganization under Federal Bankruptcy Law. Management of the Company continues to evaluate the deteriorating condition of Rotary Power and the feasibility of additional financing from investors. If the Plan and Agreement of Merger, extended an additional (45) days, is approved by Rotary Power shareholders the Company will re-evaluate the feasibility of Rotary Power's products and organization. On July 9, 1997, Company Counsel was notified by Counsel for the Trustee for the NJEDA Bonds, that Rotary Power International, Inc. is prohibited from entering into a merger transaction unless it first meets certain conditions, set forth in the prior Bondholders Loan Agreement with Rotary Power International, Inc.

RealCold Products, Inc., a wholly owned subsidiary of the Company, designs and packages commercial refrigeration and freezer systems. RealCold Products was reorganized with a new name, replacing RealCold Systems Inc. and RealCold Maintenance Systems, Inc. It will support all engineering and manufacturing of commercial refrigeration packages and freezer systems worldwide. Management believes there is no substantial market in the US for the ReelFrez food freezing system, (a RealCold product), because of the ban on the use of certain refrigerants. Some countries continue to use these refrigerants, and a recent market study projects a need for thousands of food freezing systems in third world countries. Management is seeking overseas alliances for this product.


Nauticon, Inc., a wholly owned subsidiary of the Company, manufactures and markets evaporative heat exchange systems. Nauticon recently hired a new Sales Manager for its line of evaporative heat exchange systems. The product is operating to specifications and Nauticon management is excited about the prospects for substantial growth in revenues. There are over 30 systems installed to date. Nauticon recently received an order for 35 systems, which has the potential for an additional 80 systems. The initial order was very competitive, whereas the application test ran on site for four weeks. Nauticon now has 16 distributors throughout the US, and is in negotiations with some of the largest refrigeration manufactures for product manufacturing and marketing
                  Sequential Page  9 of 13

alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections.

Effective April 1, 1997 the Company changed its name to PowerCold Corporation.

The Company is continually seeking other related acquisitions and joint venture partners to enhance and support its growth plans and goals. Current negotiations are with (3) such entities. The Company is also seeking national and international alliances and distribution centers with agents, distributors and synergistic companies to build a comprehensive industry wide refrigeration and food freezing company.

The Company is currently live on the INTERNET, a world wide information network. The real time system will provide anyone, investor or customer, Company news releases, financial data and product information. Access the PowerCold home page on the INTERNET by addressing http://www.powercold.com


RESULTS OF OPERATIONS - Second Quarter 1997

Revenue for the three and six months periods ended June 30, 1997 decreased (94.4%) to $71,451 and (91.5%) to $106,674 respectively as compared to $1,079,960 and $1,253,526 for the same periods respectively in 1996.

Net Income (Loss) for the three and six months periods ended June 30, 1997 increased (97.7%) to ($233,019) and (79.5%) to ($672,194) respectively as compared to $5,367 and ($137,464) for the same periods respectively in 1996. Net Income (Loss) per share for the three and six month periods ended June 30, 1997 were ($0.04) and ($0.11) respectively compared to $0.00 and ($0.02) for the same periods respectively in 1996.
Net loss per share was based on weighted average number of shares of 5,873,873 for June 30, 1997 compared to 5,592,895 for the same period in 1996.

The Company's Consolidated Balance Sheets as of the second quarter ended June 30, 1997 compared to the second quarter ended June 30, 1996: Total assets increased 17.5% to $3,985,816 compared to $3.289,626; total current liabilities decreased 64.9% to $588,424 compared to $1,676,815; total stockholders' equity increased 47.5% to $3,397,392 compared to $1,612,811; and the Company has no long term debt.

The operating loss was due to the acquisition and reorganization of Rotary Power, maintaining general Company operating overhead including additional enhancements to the Nauticon product line and the move to new plant facilities in Texas.

Effective January 1, 1997, the Company will receive from WittCold Systems, Inc., under the sale agreement, a "percentage amount" payment on product sales for the next ten years, as previously stated. Year to date; three systems will be shipped and billed in the second quarter 1997, over $5M in pending orders waiting on letters of credit and formal contract approval, and over $30M of proposals are out for new systems world wide.

Management projects improved growth in earnings from WittColds' sales this year. Consolidated gross revenues will not improve until the second half of this year due to implementation of Nauticon's new marketing program, which recently received an order for $143,000 for 35 systems, including the prospect for an additional 80 systems.

                 Sequential Page  10 of 13



Financial Summary:

                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,    June 30,
                                    1997       1996       1997        1996
                              ---------- ---------- ----------  ----------

Sales/Revenue                    $71,451 $1,079,960   $106,674  $1,253,526

Net Income (Loss)             ($233,019)     $5,367 ($672,194)  ($137,464)

Net Income (Loss) Per Share      ($0.04)      $0.00    ($0.11)     ($0.02)

Shares Outstanding (Avg.)      5,873,873  5,592,895  5,856,170   5,539,109



Total Assets                                        $3,985,816  $3,289,626

Total Liabilities - Current                           $588,424  $1,676,815

Total Liabilities - Long Term                            $0.00       $0.00

Total Stockholders Equity                           $3,397,392  $4,069,526



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


















                 Sequential Page  11 of 13

PART 11. OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities

          None.


Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          Form 8-K filed January 6, 1997

          Form 8-K filed April 7, 1997

          Form 8-K filed June 12, 1997

          Form 8-K filed July 23, 1997

          Exhibit (27) - Financial Data Schedule

























                 Sequential Page  12 of 13


                             POWERCOLD CORPORATION

                                   FORM 10-Q

                                 June 30, 1997



                                   Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Date:     August 11, 1997


                         POWERCOLD CORPORATION



                         /s/Francis L. Simola
                         ------------------------
                         Francis L. Simola
                         President and CEO

















                 Sequential Page  13 of 13