Form 10-Q
period 1997-09-30
POWERCOLD CORP
filed 1997-11-17
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended  September 30, 1997

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


As of September 30, 1997, 5,943,269 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $1,075645







                  Sequential Page  1 of 13


                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION

                               AND SUBSIDIARIES


                                     INDEX



PART I.   FINANCIAL INFORMATION                                  Page


  Item 1:   Financial Statements (Unaudited)


            Consolidated Balance Sheets as of
            September 30, 1997 and December 31, 1996.                         3

            Consolidated Statement of Operations for Three and Nine
            Months Ended September 30, 1997 and September 30, 1996.           4

            Consolidated Statement of Changes in Stockholders' Equity for Three Months Ended September 30, 1997 and September 30, 1996. 5

            Consolidated Statement of Cash Flows for Three and Six
            Months Ended September 30, 1997 and September 30, 1996.           6

            Notes to Consolidated Financial Statements at September
            30, 1997.                                                         7


  Item 2:   Management's Discussion and Analysis of                           8
            Financial Condition and Results of Operations.



PART II.   OTHER INFORMATION                                                 12


  Item 1.   Legal Proceedings.

  Item 2.   Changes in Securities.

  Item 3.   Defaults Upon Senior Securities.

  Item 4.   Submission of Matters to a Vote of Security Holders.

  Item 5.   Other Information.

  Item 6.   Exhibits and Reports on Form 8-K.








                  Sequential Page  2 of 13

POWERCOLD CORPORATION                                        CONSOLIDATED STATEMENT OF FINANCIAL
AND SUBSIDIARIES                                             POSITION AT SEPTEMBER 30, 1997
(UNAUDITED)                                                  AND DECEMBER 31, 1996.
------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,    DECEMBER 31,
                          ASSETS                                    1997            1996
                                                               ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                           $67         $457,552
   Cash, invested through related party                            467,737          607,960
   Restricted cash                                                 400,000          300,000
   Accounts receivable, net of allowance for doubtful
     accounts of $9,798 and $2,080 respectively.                   131,879           48,588
   Refundable income tax                                            50,000
   Inventories                                                      84,622           69,096
   Prepaid expenses and other current assets                        19,703           19,012
                                                               ------------     ------------

     Total Current Assets                                        1,154,008        1,502,208
                                                               ------------     ------------

OTHER ASSETS:
   Investment in securities available for sale                     288,584          724,312
   Investment in affiliate                                                        1,000,000
   Restricted cash                                                 200,000          200,000
   Property and equipment, net of accumulated depreciation          70,853           71,447
   Patent rights and related technology, net                     1,051,186        1,155,986
   Goodwill, net of accumulated amortization                       448,020          491,892
                                                               ------------     ------------

     Total Other Assets                                          2,058,643        3,643,637
                                                               ------------     ------------

TOTAL ASSETS                                                    $3,212,651       $5,145,845
                                                               ============     ============

       LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Short-term borrowings, related parties                          $11,750          $15,000
   Short-term borrowings                                           453,359          799,502
   Accounts payable and accrued expenses                           184,879          137,661
   Accrued expenses                                                164,097
   Income taxes payable                                                             124,156
                                                               ------------     ------------

     Total Current Liabilities                                     814,085        1,076,319
                                                               ------------     ------------

Commitments

STOCKHOLDERS' EQUITY:
   Common Stock - $0.001 par value, 200,000,000
     shares authorized, 5,943,269 and 5,838,269
     shares issued at September 30, 1997 and
     December 31, 1996, respectively                                 5,943            5,838
   Additional paid-in capital                                    4,083,651        4,036,633
   Amount due from shareholders                                     (7,500)          (7,500)
   Unrealized gain (loss) on securities available for sale          (5,792)           1,000
   Retained earnings (accumulated deficit)                      (1,677,736)          33,555
                                                               ------------     ------------

TOTAL STOCKHOLDERS' EQUITY                                       2,398,566        4,069,526
                                                               ------------     ------------

TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                      $3,212,651       $5,145,845
                                                               ============     ============



The accompanying notes are an integral part of these financial statements.

Sequential Page 3 of 13

POWERCOLD CORPORATION                                   CONSOLIDATED STATEMENTS OF OPERATIONS FOR
AND SUBSIDIARIES                                        THE THREE AND NINE MONTH PERIODS ENDED
UNAUDITED                                               SEPTEMBER. 30, 1997 AND SEPTEMBER. 30, 1996
---------------------------------------------------------------------------------------------------

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                           September 30, September 30, September 30,  September 30,
                                                1997         1996          1997          1996
                                           ------------- ------------- -------------  -------------
Sales Revenue:
   Product Sales                               $160,879       $52,329      $191,626     $1,236,352
   Services                                     $45,386       $43,783      $121,313       $113,286
                                           ------------- ------------- -------------  -------------

      Total Revenue                             206,265        96,112       312,939      1,349,638

Cost of Revenue:
   Product Sales                                159,160         6,448       221,814        729,928
   Services                                       2,539        38,675         3,039        132,135
                                           ------------- ------------- -------------  -------------

      Total Cost of Revenue                     161,699        45,123       224,853        862,063
                                           ------------- ------------- -------------  -------------

      Gross Margin                               44,566        50,989        88,086        487,575

Operating Expenses:
   Sales and Marketing                           66,015        90,723       179,933        295,002
   General and Administrative                   199,776       180,322       482,565        500,838
   Research and Development                      16,129         4,592        65,292         65,806
                                           ------------- ------------- -------------  -------------

      Total Operating Expense                   281,920       275,637       727,790        861,646
                                           ------------- ------------- -------------  -------------

Operating Income (Loss)                        (237,354)     (224,648)     (639,704)      (374,071)

Equity in loss of unconsolidated affiliate                                 (427,593)
Write off of unconsolidated affiliate          (789,175)                   (789,175)
                                           ------------- ------------- -------------  -------------

Income (Loss) Before Other Income            (1,026,529)     (224,648)   (1,856,472)      (374,071)

Other Income (Expenses):
   Interest and Other Income                     (3,417)        3,047        73,786         18,650
   Interest and Other Expense                    (6,028)         (486)      (23,943)        (3,531)
   Other Expense                                 (3,123)          (33)      (28,818)          (633)
   Gain on sale of subsidiary                               2,888,513                    2,888,513
                                           ------------- ------------- -------------  -------------

      Total Other Income (Expense)              (12,568)    2,891,041        21,025      2,902,999
                                           ------------- ------------- -------------  -------------

Income (Loss) Before Provision
   For Income Taxes                          (1,039,097)    2,666,393    (1,835,447)     2,528,928

Provision (Benefit) for income taxes
   For Income Taxes Current                                   190,804      (124,156)       190,804
                                           ------------- ------------- -------------  -------------

Net Income (Loss)                           ($1,039,097)   $2,475,589   ($1,711,291)    $2,338,124
                                           ============= ============= =============  =============

Net Income (Loss) per share                      ($0.18)        $0.44        ($0.29)         $0.42
                                           ============= ============= =============  =============

Weighted average number of shares             5,903,160     5,619,269     5,872,005      5,565,750
                                           ============= ============= =============  =============




The accompanying notes are an integral part of these financial statements.

Sequential Page 4 of 13

POWERCOLD CORPORATION                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND SUBSIDIARIES                                                   FOR THE THREE AND NINE MONTH PERIODS
UNAUDITED                                                          ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
------------------------------------------------------------------------------------------------------------------------------

                                                                                       UNREALIZED GAIN
                                                                   ADDITIONAL   AMOUNTS   (LOSS) ON
                                                 COMMON  STOCK      PAID-IN     DUE FROM  SECURITIES ACCUMULATED
                                                STOCK     AMOUNT    CAPITAL   STOCKHOLDERS FOR SALE   (DEFICIT)     TOTAL
                                              ----------- -------- ----------- ----------- --------- ------------ ------------

Balances At July 1, 1996                       5,619,269   $5,619  $3,927,350     ($7,500)           ($2,312,658)  $1,612,811

Net Income For The Three Month Period
   Ended September 30, 1996                                                                            2,475,589    2,475,589
                                              ----------- -------- ----------- ----------- --------- ------------ ------------


Balances At September 30, 1996                 5,619,269   $5,619  $3,927,350     ($7,500)              $162,931   $4,088,400
                                              =========== ======== =========== =========== ========= ============ ============





Balances At July 1, 1997                       5,878,269   $5,878  $4,061,591     ($7,500) ($23,938)   ($638,639)  $3,397,392

Issuance of Common Stock For Accounts Payable     65,000       65      22,060                                          22,125

Unrealized gain (loss) on securities as
   available for sale                                                                        18,146                    18,146

Net Income For The Three Month Period
   Ended September 30, 1997                                                                           (1,039,097)  (1,039,097)
                                              ----------- -------- ----------- ----------- --------- ------------ ------------

Balances At September 30, 1997                 5,943,269   $5,943  $4,083,651     ($7,500)  ($5,792) ($1,677,736)  $2,398,566
                                              =========== ======== =========== =========== ========= ============ ============



The accompanying notes are an integral part of these financial statements.

Sequential Page 5 of 13

POWERCOLD CORPORATION                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                            FOR THE THREE AND NINE MONTH PERIODS ENDED
UNAUDITED                                                   SEPTEMBER. 30, 1997 AND SEPTEMBER. 30, 1996
-------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                               September 30, September 30, September 30, September 30,
                                                   1997           1996          1997          1996
                                               ------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                            ($1,039,097)   $2,475,589   ($1,711,291)   $2,338,124
Adjustments to reconcile net income (loss)
     to net cash used in operating activities
   Depreciation and Amortization                     54,470       103,787       163,099       218,501
   Net loss on sale of securities                     3,123                      28,818
   Provision for doubtful accounts                    7,718                       7,718           805
   Equity in unconsolidated affiliate                                           427,593
   Write off investment in affiliate                789,175                     789,175
   (Gain) Loss on sale of subsidiary                           (2,888,513)                 (2,888,513)
   Common stock issued for expenses                  22,125                      47,123       210,535
   Changes in assets and liabilities
     Trade accounts receivable                      (58,594)      238,811       (91,009)          382
     Inventories                                     (4,567)      870,354       (15,526)       (2,145)
     Prepaid expenses and other assets               (1,193)       20,297          (691)       20,134
     Accounts payable                                93,485      (103,662)      154,946      (302,940)
     Accrued expenses                                37,002        11,068        56,369        14,224
     Deferred revenue                                            (963,795)                    (46,357)
     Income taxes payable                                         190,804      (174,156)      190,804
     Cash used by subsidiary sold                                 (80,357)                    (80,357)
                                               ------------- ------------- ------------- -------------
       Net cash used by
         operating activities                       (96,353)     (125,617)     (317,832)     (326,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                (1,466)       (8,169)      (13,833)      (19,543)
   Purchase of certificate of deposit                                          (100,000)
   Proceeds from sale of securities                  94,407                   1,090,237
   Purchase of securities                          (126,518)                   (690,119)
   Advances to unconsolidated affiliate                                        (216,768)
   Proceeds from sale of subsidiary                             2,800,000                   2,800,000
   Capital contribution to subsidiary                            (100,000)                   (100,000)
                                               ------------- ------------- ------------- -------------
     Net Cash Provided by (Used) by
       investing activities                         (33,577)    2,691,831        69,517     2,680,457

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in loans from officers                              (243,603)                    (42,406)
   Proceeds from short term borrowings               45,173        90,000       168,681        90,000
   Proceeds from related parties                                                 11,750
   Payments on capital lease                                                                   (4,719)
   Repayment of short term borrowings                                          (514,824)
   Repayment from related parties                                               (15,000)
                                               ------------- ------------- ------------- -------------
   Net Cash Provided (Used) By
     Financing Activities                            45,173      (153,603)     (349,393)       42,875
                                               ------------- ------------- ------------- -------------

NET Increase (Decrease) in cash and                 (84,757)    2,412,611      (597,708)    2,396,529
   cash related party

CASH AND CASH EQUIVALENTS
  RELATED PARTY BEGINNING OF PERIOD                 552,561       142,535     1,065,512       158,617
                                               ------------- ------------- ------------- -------------

CASH AND CASH EQUIVALENTS
  RELATED PARTY END OF PERIOD                      $467,804    $2,555,146      $467,804    $2,555,146
                                               ============= ============= ============= =============

INTEREST PAID                                        $6,026          $486       $23,943        $3,531
INCOME TAXES PAID                                                               $50,000

NONCASH INVESTING ACTIVITIES:
  Unrelated (loss) on sale of securities            $18,146                     ($6,792)



The accompanying notes are an integral part of these financial statements.

Sequential Page 6 of 13

POWERCOLD CORPORATION                        Notes to Consolidated
AND SUBSIDIARIES                             Financial Statements at
(Unaudited)                                  September 30, 1997

------------------------------------------------------------------------

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


Restatement of September 30, 1996 Operating Results:
During the quarter ended September 30, 1996, the Company reported a gain on the sale of a wholly-owned subsidiary, RealCold Systems, Inc. The gain was reported at $4,886,525, before income taxes. The sale price for the subsidiary included $2,000,000 which is a minimum guaranteed royalty "percent of sales" from the purchase. At December 31, 1996, in connection with the Company's annual audit, it was concluded that the $2,000,000 should not have been included in the sales price but rather recognized as royalty income, as received.

Consequently, the Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the three and nine month periods ended September 30, 1996, have been amended to conform to the treatment of the transaction in the annual report for the year ended December 31, 1996. The effect of this amendment for both three month and nine month periods ended September 30, 1996, was to reduce net income after income taxes and earnings per share by $1,318,688 and $.24 respectively, from that previously reported.


















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

There were two major reasons for the acquisition of RPI. - The refrigeration industry desires packaged refrigeration systems and RPI'S engines add growth value to our products along with packaging ability. Current deregulation of gas and electric utilities is creating major competitive changes in energy use and costs. RPI'S natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Through associated markets overseas there is a complementary demand and need for energy, (portable generators) and for refrigeration and CO2 systems in remote areas of the world. RPI primarily marketed engines to the US government and has had muti-million dollar revenue years. The Company now had the opportunity to commercialize a proven product, that has tens of millions of dollars and years of development experience behind it.

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

Because of the ongoing deregulation of the gas and electric utilities competition will create new markets for more efficient energy use especially for commercial refrigeration systems. The Company would have the products (Nauticon condensers and RPI engines) and management has the experience and creative ability to package refrigeration systems for the multi-million dollar commercial refrigeration market. The Company was forming marketing alliances with major utility companies and well established refrigeration companies in the business.

Prior to the decline of RPI as set forth below, RPI was the world's only manufacturer of stratified charge rotary engines and large rotary engines. RPI was the internationally recognized leader in the development and commercialization of rotary engines (15-3000 horsepower) for use in industrial, marine and hybrid-electric vehicular markets. RPI was formed by Richard M.H. Thompson, affiliates of Loeb Partners Corporation and management in October 1991 to buy the assets and business of the Rotary Engine Division of John Deere Technologies International, Inc. In 1984, John Deere had bought the Rotary Engine Division from Curtiss-Wright Corporation, which had operated it since 1958.


                  Sequential Page  8 of 13

Subsequent Events - On July 21, 1997, the Company and Rotary Power International, Inc. agreed to the First Amendment to the Plan and Agreement of Merger. The Parties agreed to amend Section 1.2 - The Closing by extending the Agreement an additional forty five (45) days.

The First Amendment to the Plan and Agreement of Merger, the extension on the Plan and Agreement of Merger between the Company and Rotary Power
International, Inc., expired on September 5, 1997, accordingly, the Plan and Agreement of Merger is no longer in effect.

Since the Company initially entered into an Agreement to merge with Rotary Power International, Inc., there was a continuing deterioration in Rotary Power's negative cash flow from operations. Funding provided by the Company, that initially invested $1,000,000 in equity and the $1,000,000 in proceeds from bondholders, was not sufficient to support daily cash flow needs through the first (5) months of 1997. The Company did not have any obligation to support Rotary Power with any additional financing. In early May the Company voluntarily loaned Rotary Power $100,000 for back due rent on the building, $75,000 for the May interest payment on bond debt, and on June 19, 1997 the Company loaned Rotary Power an additional $41,767 due employees for payroll. In June 1997 Management decided not to loan Rotary Power any additional funds for two reasons; the uncertainty of Rotary Power's collateral for the Company's financing and after receiving documentation from Company's General Counsel based on his investigation of Rotary Power, which recently uncovered probable misrepresentation of material financial information by RPI to PowerCold in December 1996 and thereafter. Currently Rotary Power is in default on accounts payable due vendors, payments to the landlord, and payments to the bondholders Trustee. Consequently, Rotary Power International, Inc. requires additional funding for its daily operations. Therefore, the economic viability and long-term future of Rotary Power International, Inc. depends on its ability to obtain additional sources of financing, and there can be no assurance that such financing can be obtained on acceptable terms or at all. Due to the uncertainties and risks of lack of financing, Rotary Power may not continue as a "going concern" and creditors may force Rotary Power into a reorganization under Federal Bankruptcy. Management of the Company continues to evaluate the deteriorating condition of Rotary Power and the feasibility of additional financing from investors. If the Plan and Agreement of Merger, extended an additional (45) days, was approved by Rotary Power shareholders the Company would have re-evaluated the feasibility of Rotary Power's products and organization.

On July 9, 1997, Company Counsel was notified by Counsel for the Trustee for the NJEDA Bonds, that Rotary Power International, Inc. was prohibited from entering into a merger transaction unless it first meets certain conditions, set forth in the prior Bondholders Loan Agreement with Rotary Power International, Inc. Management of the Company also become aware that filings with the Securities and Exchange Commission on behalf of the Company by Rotary Power International, Inc. contained false and misleading statements.

RealCold Products, Inc., a wholly owned subsidiary of the Company, designs and packages commercial refrigeration and freezer systems. RealCold Products was reorganized with its new name in March 1997, replacing RealCold Systems Inc. and RealCold Maintenance Systems, Inc. RealCold Products supports all engineering and manufacturing of commercial refrigeration packages and its freezer systems.
Management believes there is no substantial market in the US for the ReelFrez food freezing system, (a RealCold product), because of the ban on the use of certain refrigerants. Some countries continue to use these refrigerants, and a recent market study projects a need for thousands of food freezing systems in

                  Sequential Page  9 of 13

third world countries. Management is seeking overseas alliances for the freezing system.

It is management's understanding that future revenue from the royalty alliance with WittCold Systems may not be as high as previously projected for next year, because of the overseas exchange rate versus the strong US dollar. WittCold relies mainly on the international market for sales and revenue from its CO2 systems. Todate there is a backlog of over $35M of proposals out for new CO2 and industrial refrigeration systems world wide.

Nauticon, Inc., a wholly owned subsidiary of the Company, manufactures and markets evaporative heat exchange systems. The product is operating to specifications and Nauticon management is excited about the prospects for substantial growth in revenues. There are some 70 systems installed to date. Nauticon recently installed 35 condensers at a new shopping center in California. There is the potential for an additional 50 systems for other shopping centers. The initial order was very competitive, whereas the application test ran on site for four weeks. Todate there are over $500K of proposals out for new system orders projected over the next few months. Nauticon now has 16 distributors throughout the US, and is in negotiations with some of the largest refrigeration manufactures for product manufacturing and marketing alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections.

Early this year Nauticon hired a new Sales Manager for its line of evaporative heat exchange systems. After a few short months as Nauticon's Sales Manager, Mr. Reece's sales and marketing skills attributed to significant orders and revenue for Nauticon. Mr. Reece was recently appointed Vice president of Marketing for Nauticon. Subsequently, Mr. Thomas F. Reece has been elected a Director and appointed President of Nauticon, Inc., effective October 30, 1997. Mr. Reece came to Nauticon with a very credible background in sales, marketing and administration of industrial related products. Prior to accepting the position of Sales Manager for Nauticon, Mr. Reece held successful positions over the last ten years as a Product Manager, Director of Sales and most recently Vice President of Sales, Marketing and Administration for Conservatrol Sales, Greensboro, NC. Mr. Reece's background and experience will support and enhance Nauticon's position in the industry.

The Company is continually seeking other related acquisitions and joint venture partners to enhance and support its growth plans and goals. Current negotiations are with (3) such entities. The Company is also seeking national and international alliances with agents, distributors and related synergistic companies to build a comprehensive industry wide refrigeration and food freezing company.

The Company is currently live on the INTERNET, a world wide information network. The real time system will provide anyone, shareholder, investor or customer, with Company news releases, financial data and product information. Access PowerCold home page on the INTERNET by addressing http://www.powercold.com








                 Sequential Page  10 of 13


RESULTS OF OPERATIONS - Third Quarter 1997

Revenue for the three and six months periods ended September 30, 1997 was $206,265, an increased of 214%, and $312,939, a decrease of 431%, respectively as compared to $96,112 and $1,349,638 for the same periods respectively in 1996.

Net Income (Loss) for the three and six months periods ended September 30, 1997 was ($1,039,097) and ($1,711,291) respectively as compared to $2,475,589 and
$2,338,124 for the same periods respectively in 1996. Net Income (Loss) per share for the three and six month periods ended September 30, 1997 was ($0.18) and ($0.29) respectively compared to $0.44 and $0.42 for the same periods respectively in 1996. Net Income (Loss) per share was based on weighted average number of shares of 5,872,005 for September 30, 1997 compared to 5,565,750 for the same nine month period in 1996.

The Company's Consolidated Balance Sheets as of the third quarter ended September 30, 1997 compared to the third quarter ended September 30, 1996:
Total assets decreased 30.6% to $3,212,651 compared to $4,632,226; total liabilities decreased 33.9% to $814,085 compared to $1,231,138; total stockholders' equity decreased 29.6% to $2,398,566 compared to $3,407,088; and the Company has no long term debt.

The operating loss was due to the acquisition and reorganization of Rotary Power, maintaining general Company operating overhead including additional enhancements to the Nauticon product line and the move to new plant facilities in Texas. Management wrote off the remaining $789,175 of Rotary Power International, Inc., an unconsolidated affiliate, in the third quarter. That concluded the entire write off and loss of $1,216,768 for Rotary Power International, Inc.

Effective as of January 1, 1997, the Company received from WittCold Systems, Inc., under the RealCold Systems sale agreement, a "percentage amount" payment on product sales for the next ten years. The company has received approximately $45K in royalty payments and has accrued some $20K to date. There are over $35M of proposals are out for new systems world wide.

Consolidated gross sales and revenues should continue to improve through the fourth quarter of 1997 and for the following year 1998, because of the new marketing and sales program for Nauticon condensers.

Financial Summary:

                              Three Months Ended          Nine Months Ended
                          Sept 30, 1997 Sept 30, 1996 Sept 30, 1997 Sept 30,1996
                          ------------- ------------- ------------- ------------
Sales/Revenue                 $206,265        $96,112     $312,939    $1,349,638

Net Income (Loss)          ($1,039,097)    $2,475,589  ($1,711,291)   $2,338,124

Net Income (Loss) Per Share     ($0.18)         $0.44       ($0.29)        $0.42

Shares Outstanding (Avg.)    5,903,160      5,619,269    5,872,005     5,565,750


Total Assets                                            $3,212,651    $4,632,226

Total Liabilities                                         $814,085    $1,231,138

Total Stockholders Equity                               $2,398,566    $3,407,088


                 Sequential Page  11 of 13


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

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          Form 8-K filed July 23, 1997 - Disagreement with Rotary Power

          Form 8-K filed September 30, 1997 - Cancel Rotary Power Merger

          Exhibit (27) - Financial Data Schedule




                 Sequential Page  12 of 13


                             POWERCOLD CORPORATION

                                   FORM 10-Q

                              SEPTEMBER 30, 1997



                                   Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Date: November 13, 1997


                         POWERCOLD CORPORATION


                         /s/Francis L. Simola
                         --------------------------
                         Francis L. Simola
                         President and CEO
































                 Sequential Page  13 of 13