Form 10-K/A
period 1996-12-31
POWERCOLD CORP
filed 1998-03-04
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K/A

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


                            Sequential Page 1 of 23


                  INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION
                                  FORM 10K/A
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

                            Sequential Page 2 of 23

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

                           Sequential Page 11 of 23


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

Status of Operations - Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

RESULTS OF OPERATIONS - 1996

The following tables sets forth the company's results of operation as a percentage of net sales for the periods indicated below:



                           Sequential Page 12 of 23

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               INTERNATIONAL CRYOGENIC SYSTEMS CORPORATION


Dated:    March 2, 1998

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


Dated:    March 2, 1998

                                   By:  /s/Francis L. Simola
                                        ------------------------------
                                        Francis L. Simola
                                        Director


                                   By:  /s/Terrence J. Dunne
                                        ------------------------------
                                        Terrence J. Dunne
                                        Director


                                   By:  /s/George C. Briley
                                        ------------------------------
                                        George C. Briley
                                        Director
















                           Sequential Page 23 of 23