Form 10-K
period 1997-12-31
POWERCOLD CORP
filed 1998-03-31
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                        Commission File Number 33-19584


                             POWERCOLD CORPORATION
            (Exact name of registrant as specified in its charter)


       Nevada                                      23-2582701
       (State of Incorporation)                    (IRS Employer
                                                Identification No.)

       103 Guadalupe Drive
       Cibolo, Texas                                     78108
       (Address of principal executive offices)        (Zip Code)

              Registrant's telephone number:     210 659-8450


      Securities registered pursuant to Sections 12(b) of the Act:  NONE

      Securities registered pursuant to Sections 12(g) of the Act:  NONE


     Common Stock,  $0.001 Par Value        OTC Electronic Bulletin Board


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X     NO      .


     As of March 20, 1998, 6,143,149 shares of Common Stock were outstanding, and the aggregate market value of such shares held by unaffiliated stockholders was approximately $4,625,000.


               Documents incorporated herein by reference:  NONE










                                    1 of 21

PART  I

ITEM 1.   BUSINESS

General Company Business

PowerCold Corporation and its related companies design, engineer, manufacture, market and support industrial refrigeration and freezing systems for use world-wide. Innovative and unique industrial refrigeration products and packages include evaporative heat exchange systems, ammonia recovery and recycling systems, non-chemical water treating systems, liquid recirculating packages, and merchant carbon dioxide plants. The most advanced, cost-effective and environmentally safe "quick freeze" system has been developed for the food freezing industry.

The current structure of PowerCold is organized like a holding company with independent and self sufficient subsidiaries related to the same industry. As of year end there are three subsidiaries: RealCold Products, Inc., formally RealCold Maintenance Systems, packaged refrigeration and freezer systems; Nauticon Inc., refrigeration and evaporative heat exchange systems; Technicold Services Inc., provides industry consulting and educational services. Related to the sale of RealCold Systems, Inc., a previous PowerCold subsidiary, to Wittcold Systems, Inc., the Company receives a long term royalty payment. The two combined companies provide world wide market support for industrial refrigeration systems and merchant CO2 plants.

The Company is forming alliances and distribution centers with agents, distributors and synergistic companies world wide, building a comprehensive industrial refrigeration and freezer business. PowerCold is continually seeking related acquisitions and joint venture partners that will compliment its business and support its growth and goals. The Company is establishing a relationship for a leasing program, leasing total turn key systems including products, services, maintenance and supplies.

Management intends to continue to utilize and develop the remaining intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from such intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

The Company's mission is to be a solution provider of energy efficient products for the multi-billion dollar refrigeration, air condition and power industry. The Company's goal is to achieve profitable growth and increase shareholder value - providing superior products and services through related acquisitions and joint ventures.

The Company is currently live on the INTERNET, a world wide information network. The real time system will provide anyone, shareholder, investor or customer, with Company news releases, financial data and product information. Access PowerCold home web page on the INTERNET by addressing http://www.powercold.com.

Company History:

The Company was originally established in 1988 as a private company, Immersion Cryogenic Systems Corporation, to fabricate and market its original freezer systems.

In January l993 the Company's assets were merged into a public entity formerly known as Marco Ventures, and is currently trading on the Nasdaq Electronic Bulletin Board with the symbol ICRY. The public Nevada corporation, Marco Ventures, was originally organized on October 7, 1987 for the purpose of engaging in the acquisition of any and all types of assets, properties and
                                    2 of 21

businesses. Two of the Company's executives /directors, President and Treasurer, have been affiliated with the public company since 1988 and were also affiliated with the private company as directors prior to the merger.

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

The structure and organization of PowerCold as a public entity through 1993 and 1994 was considered as a development stage company. The design, manufacture and testing of two major freeze machine products, and the restructure from a private company to a public company expended company time and capital. The newly designed and manufactured Star Wheel freezer machine was completed and operating consistently as of March 1994. This was a major undertaking and technology breakthrough proving that the new immersion freezer design concept worked. In June 1994 a marketing program was initiated for the freezer machine, and the progress in business activity projected the company into a true operating entity. The Company started generating revenue after establishing RealCold Systems, Inc. and its first acquisition in January 1995.

Subsidiaries - During 1995, PowerCold acquired four companies in the refrigeration business in a stock exchange transaction. These entities, which compliment and secure PowerCold's position in the industry, operated as wholly owned subsidiaries. RealCold Systems, Inc., prior to its sale to Wittcold Systems, a Wittmann Company, offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company. Nauticon, Ltd. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation, which merged into RealCold Systems, offered industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. designs and produces unique products for the refrigeration industry. RealCold Systems also publishes a quarterly newsletter, COLD TALK, which reaches over (1800) refrigeration technicians in the industry.

RealCold Systems Inc. signed a Joint Cooperative Agreement in July 1995 with The Wittemann Company, a wholly owned subsidiary of Dover Resources and Dover Corp. (NYSE - DOV), for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. The cooperation agreement combines the technical expertise and experience of RealCold with the marketing of Wittemann. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other
                                    3 of 21

fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. George Briley, President of RealCold Systems with over 45 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. This industry combination of technology, sales and manufacturing experience is unsurpassed and provides an effective and cost efficient entry for this worldwide market. Subsequently, Wittcold Systems, Inc., a division of Wittmann Company, acquired RealCold Systems in July 1997.

In August 1995, PowerCold acquired Nauticon Ltd., a company that manufactures and markets a product line of innovative evaporative heat exchange systems for the HVAC and refrigeration industry, representing over five years of development. The new patented products are innovative and unique in design and simple to manufacture. They use new material technology with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. The evaporative heat exchangers are self cleaning in most applications thus eliminating chemical cleaning. The outstanding Nauticon product features cannot be found in competitive products. Nauticon evaporative heat exchangers serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils. They are used for condensers, fluid coolers, booster coolers, and cooling towers. The Company believes that the Nauticon products may revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns world wide. The Nauticon application should reduce these traditional concerns and enhance the industry's growth.

Currently three major operating subsidiaries, Technicold Services, Inc., RealCold Products, Inc. and Nauticon Ltd., supported by the parent public entity, PowerCold, supports all operating activities for the freezing systems, the refrigeration systems and the evaporative heat exchange systems respectively. Technicold provides consulting services to the refrigeration industry, and RealCold Products, Inc. supports all refrigeration and freezer systems operating from their corporate facility in Cibolo, Texas. Nauticon Ltd. supports all evaporative heat exchange and refrigeration systems and operations from their corporate facility in Cibolo, Texas. The corporate manufacturing facility supports all technical and service product operations including; design and engineering; assemble and fabrication; administration; marketing, sales support and consulting services. Sales and marketing activities are supported by represented agents, dealers and distributors.

Synergy of operations; people and product activity all related with respective refrigeration product knowledge. People are cross trained and knowledgeable about all products. Sales agents and distributors may market related industry products to the same customer. Products produced for the refrigeration business (compressors, condensers, vessels, parts etc.) are also needed to compliment the freezing system. Packaged refrigeration systems are a longer sales cycle, higher sale price; refrigeration products and components, such as Nauticon, have a shorter sales cycle, lower sale price providing constant cash flow. Affiliate - In December 1996 the Company agreed in principal to merge/acquire Rotary Power International, Inc. The Company initially acquired a 30% equity interest in RPI (2M shares of common stock for $1M), and proposed a merger of the companies in a stock for stock transaction, whereby RPI would become a wholly owned subsidiary of the Company. A Plan of Agreement and Merger was signed with Rotary Power International, Inc. ("RPI") on March 21, 1997 subject to RPI shareholder approval. Each shareholder of RPI will receive .363 shares of the Company's common stock (1.56M shares) upon shareholder approval.
                                    4 of 21


There were two major reasons for the acquisition of RPI. - The refrigeration industry desires packaged refrigeration systems and RPI'S engines add growth value to our products along with packaging ability. Current deregulation of gas and electric utilities is creating major competitive changes in energy use and costs. RPI'S natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Through associated markets overseas there is a complementary demand and need for energy, (portable generators) and for refrigeration and CO2 systems in remote areas of the world. RPI primarily marketed engines to the US government and has had multi-million dollar revenue years. The Company now had the opportunity to commercialize a proven product, that has tens of millions of dollars and years of development experience behind it.

Packaging of refrigeration systems for supermarkets - RPI has an exclusive alliance agreement with Hussmann Corporation, the world's largest supplier of supermarket refrigeration equipment, for marketing RPI'S energy efficient 65 series natural gas engine to supermarkets. Currently 65 series natural gas engines have been installed in seven supermarkets providing a minimum of 15% energy savings per store. The estimated 30,000 supermarkets consume 4% energy use in the US.

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

Since the Company initially entered into an Agreement to merge with Rotary Power International, Inc., there was a continuing deterioration in Rotary Power's negative cash flow from operations. Funding provided by the Company, that initially invested $1,000,000 in equity and the $1,000,000 in proceeds from bondholders, was not sufficient to support daily cash flow needs through the first (5) months of 1997. The Company did not have any obligation to support Rotary Power with any additional financing. In early May the Company voluntarily loaned Rotary Power $100,000 for back due rent on the building, $75,000 for the May interest payment on bond debt, and on June 19, 1997 the Company loaned Rotary Power an additional $41,767 due employees for payroll. In June 1997 Management decided not to loan Rotary Power any additional funds for two reasons; the uncertainty of Rotary Power's collateral for the Company's financing and after receiving documentation from Company's General Counsel
                                    5 of 21

based on his investigation of Rotary Power, which recently uncovered probable misrepresentation of material financial information by RPI to PowerCold in December 1996 and thereafter. Currently Rotary Power is in default on accounts payable due vendors, payments to the landlord, and payments to the bondholders Trustee. Consequently, Rotary Power International, Inc. requires additional funding for its daily operations. Therefore, the economic viability and long-term future of Rotary Power International, Inc. depends on its ability to obtain additional sources of financing, and there can be no assurance that such financing can be obtained on acceptable terms or at all. Due to the uncertainties and risks of lack of financing, Rotary Power may not continue as a "going concern" and creditors may force Rotary Power into a reorganization under Federal Bankruptcy. Management of the Company continues to evaluate the deteriorating condition of Rotary Power and the feasibility of additional financing from investors. If the Plan and Agreement of Merger, extended an additional (45) days, was approved by Rotary Power shareholders the Company would have re-evaluated the feasibility of Rotary Power's products and organization.

In November 1997, a new president took over operations of Rotary Power. Subsequent events have led to the restructure of the bond debt and creditors. And management of PowerCold has expressed a major interest is in acquiring the Natural Gas Engine Business from Rotary Power.

Management:

The Company's business operations are supported by an executive management team with over 130 years business experience. Their extensive experience and background is adequately related to the business. CEO - over (30) years experience in marketing and management; CFO - over (25) years experience in finance, a CPA with a concentration on SEC audit and public accounting; Marketing Executive - over (40) years experience in the refrigeration business; Technical Executive - over (40) years experience in engineering and design, and a well-known expert consultant in the refrigeration industry. The Company's organization and management includes marketing and management executives and sales and support engineers with over (75) years of experience and background supporting the business.

PowerCold's management philosophy and structure supports decentralized authority and operations, profit and loss accountability, incentive driven performance and compensation, and total customer satisfaction. The Company's management objective is to become a major force with niche products in the multi-billion dollar refrigeration industry. The Company's goal is to achieve profitable growth and increase shareholder value by increasing its line of superior products and services, through acquisitions and joint ventures of related products and companies.

Products:

Industrial Refrigeration Packages - RealCold Products, Inc. a wholly owned subsidiary of the Company, designs and packages commercial refrigeration and freezer systems. RealCold Products was reorganized with its new name in March 1997, replacing RealCold Systems Inc. and RealCold Maintenance Systems, Inc. RealCold Products supports all engineering and manufacturing of commercial refrigeration packages and its freezer systems. Custom innovative refrigeration products include the following: ammonia recovery and recycling system, non-chemical water treating system, liquid recirculating packages, and refrigeration system vessels.

Complimenting the various product lines, the Company intends to market other various related industry products including automated ice systems which produce low cost block and sized ice.

                                    6 of 21

Competition - varies from small industrial refrigeration manufactures to the very large companies in the industry, all competing for this multi billion dollar industry. The Company envisions an enormous market demand for refrigeration systems in third world countries. America is well entrenched with refrigeration systems, but there is a great niche market for the Company's unique and innovative refrigeration and freezer products. PowerCold and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today for an industry that hasn't seen many changes in the last 30 - 40 years.

Evaporative Heat Exchange Systems - Nauticon Ltd., a wholly owned subsidiary of PowerCold manufactures and markets a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, are simple to manufacture, and have low operating costs. They are used for condensers, fluid coolers, booster coolers, and cooling towers.

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

  Cooler Tower - Several important differences set this cooling tower apart from others. Hot water is dispersed through Nauticon's unique "cyclone" water heads - there are no sprinkler moving arms to break, stall or clog. No bottom openings to attract debris, thus polluting the system.

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

The product is now operating to specifications and Nauticon management is excited about the prospects for substantial growth in revenues. There are some 70 systems installed to date. Nauticon recently installed 35 condensers at a new shopping center in California. There is the potential for an additional systems for other shopping centers. The initial order was very competitive, whereas the application test ran on site for four weeks. Todate there are over
                                    7 of 21

$500K of proposals out for new system orders projected over the next few months. Nauticon now has 16 distributors throughout the US, and is in negotiations with some of the largest refrigeration manufactures for product manufacturing and marketing alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections.

Nauticon hired a new Sales Manager in March 1997 for its line of evaporative heat exchange systems. After a few short months as Nauticon's Sales Manager, Mr. Reece's sales and marketing skills attributed to significant orders and revenue for Nauticon. Mr. Reece was appointed Vice president of Marketing for Nauticon in September 1997. Subsequently, Mr. Thomas F. Reece has been elected a Director and appointed President of Nauticon, Inc., effective October 30, 1997. Mr. Reece came to Nauticon with a very credible background in sales, marketing and administration of industrial related products. Prior to accepting the position of Sales Manager for Nauticon, Mr. Reece held successful positions over the last ten years as a Product Manager, Director of Sales and most recently Vice President of Sales, Marketing and Administration for Conservatrol Sales, Greensboro, NC. Mr. Reece's background and experience will support and enhance Nauticon's position in the industry.

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

Freezer Systems - PowerCold's basic system (patented in May l990) quick-freezes food products by immersing them in a bath of refrigerant, with special advantages for fragile foods such as fruits and seafood. Quick freezing forms a protective, ice-glazed shell around foods with little cellular damage. This method retains freshness and flavor, and prevents clumping for processing and packaging. Quick freezing also reduces shrinkage, promotes faster thawing, extends product quality and shelf life up to four times longer than other processes. This unique process provides the least cost to freeze per product pound versus competition. It has environmental advantages over competitive systems. PowerCold's cost-effective systems use less energy, less refrigerant, save space, and require no periodic defrosting.

The Quick Freeze System, employing a recoverable liquid refrigerant, provides a cost effective method for freezing specialty products that are difficult to freeze employing conventional systems. The Quick Freeze System has advantages over all existing systems, designed to freeze "specialty" foods, which are typically difficult to freeze, includes the following: peeled and deveined shrimp (prawns), fish fillets, sauces (gravies) or other fragile food products. This system may also be employed in "peeling" systems, sterilization of surgical instruments, blood freezing and possibly others.

Rotary Drum System - The Company's newly designed Rotary Drum System (patent pending) receives food product into rotating drum pockets. Refrigerant enters each individual pocket from the top of the rotating drum. While rotating, the sealed food product and refrigerant in the drum pockets are computer controlled, cycled and timed for freezing specifications desired.

                                    8 of 21

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

PowerCold Quick Freeze Process - The Quick Freeze process is based upon the principles of the low boiling point of low temperature halocarbon refrigerants, and the subsequent surface heat removal of processed product in an environment of less than -20. F. This is, in this case, accomplished with liquid halocarbon refrigerants, which provides for virtually instant surface freezing. Upon introducing the product into the process chamber or "pockets", it is immediately immersed in a liquid bath of refrigerant agent and crust-frozen. This causes the crystal structure of the liquid in the crust to form a matrix which interlocks to the firmness similar to that of an egg shell which protects the delicate inner section which contains the meat, flavoring juices and aromas.

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

At the current time management believes there is no substantial market in the US for the ReelFrez food freezing system, (a RealCold product), because of the ban on the use of certain refrigerants. Some countries continue to use these refrigerants, and a recent market study projects a need for thousands of food freezing systems in third world countries. Management is seeking overseas alliances for the freezing system.

ITEM  2.       PROPERTIES

The Company maintains its corporate office in Cibolo, Texas, and an executive office in Philadelphia, Pennsylvania. The Cibolo facility is 32,000 sq. ft. and houses administrative, engineering and manufacturing operations. WittCold Systems, Inc. subleased 50% of the facility from the Company for their engineering and manufacturing operations during 1997.

The Company owns and maintains no properties. Properties are leased on a short term basis. Management believes that the Company's facilities are adequate for
                                    9 of 21

its operations and are maintained in good condition. The Company is aware of the growth potential of its operating facilities and is currently reviewing other plant facilities near their respective locations.

ITEM  3.  LEGAL PROCEEDINGS

Management of the Company is seeking to recoup damages from the former president and director of Nauticon, in connection with Nauticon's acquisition by the Company. Related to this matter is the ownership of certain patents and the amount of compensation owned to the former Nauticon shareholder. It is the opinion of management that this matter will not have any adverse effect on the Company.

No other legal proceedings are pending by or against the Company, and nor are the Directors or Management aware of any claims which could give rise to any litigation.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during 1997.


Part  II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the OTC Electronic Bulletin Board under the trading symbol PWCL. As of December 31, 1997, there were approximately 200 record holders of the Company's Common Stock.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

               1996  High      Low      1997  High      Low
               ------------------------------------------------
First Quarter      2  1/8     1 1/2          1 3/4     1 1/4
Second Quarter     1  3/4     1 1/4          1 3/8       3/4
Third Quarter      1  1/2      1             1 1/8       1/2
Fourth Quarter     1  1/2     1 1/8           1          3/8

The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.


ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected financial data for PowerCold and its subsidiaries. The financial data for fiscal years ending December 31, 1993 through December 31, 1997 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.







                                   10 of 21

SUMMARY STATEMENT OF OPERATIONS   (In thousands, except per share data)


Year Ended December 31,       1997      1996       1995      1994      1993
Revenues                  $    393   $ 1,452    $ 2,244 $       0 $       0
Operating loss            $  1,713   $ (573)   $(1,060)  $  (245)  $  (268)
Net Income (loss)         $(2,720)   $ 2,209  $ (1,089)  $  (245)  $  (268)
Net Income (loss) per
 share                    $ (0.46)   $  0.39   $ (0.23)  $ (0.07)  $ (0.08)
Weighted average number of
 shares                      5,893     5,662      4,776     3,504     3,059



SUMMARY BALANCE SHEET   (In thousands, except per share data)


Year Ended December 31,       1997      1996       1995      1994      1993
------------------------- --------- --------- --------- ----------  --------
Total assets                $2,229    $5,146     $2,298    $  866    $  764
Total liabilities           $  817    $1,076     $  759    $   99    $   11
Long term debt              $    0    $    0     $    0    $    0    $    0
Shareholders' equity        $1,412    $4,070     $1,539    $  767    $  753


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

                                   11 of 21

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

RealCold Products Packaging - In March 1997 RealCold Maintenance Systems changed its name to RealCold Products. RealCold Products is responsible for custom packaging of commercial refrigeration systems. There are proposed alliances with other refrigeration companies, whereas RealCold Products will package various components adding value for a total turnkey refrigeration system. Management believes the Company should improve income and profits as this entity provides the industry expertise for its custom packaged products during 1998.

Nauticon Reorganization - In March 1997, Nauticon hired Thomas F. Reece as the new Sales Manager for its line of evaporative heat exchange systems, whereas he has initiated a new sales and marketing program. Subsequently, Mr. Thomas F. Reece has been elected a Director and appointed President of Nauticon, Inc., effective October 30, 1997. The evaporative condenser product line is now operating to specifications after delays in product development. Management is excited about the prospects for substantial growth in revenues from Nauticon's operations under Mr. Reece, and projects favorable growth through 1998.

There are some 70 systems installed to date. Nauticon recently installed 35 condensers at a new shopping center in California. There is the potential for an additional systems for other shopping centers. The initial order was very competitive, whereas the application test ran on site for four weeks. Todate there are over $500K of proposals out for new system orders projected over the next few months. Nauticon now has 16 distributors throughout the US, and is in negotiations with some of the largest refrigeration manufacturers for product manufacturing and marketing alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections. Primary sales targets are the large refrigeration manufacturers that could produce and distribute product under their own private label. Besides marketing direct through agents in the US, other market outlets will be through major distributors world wide.


                                   12 of 21

Rotary Power International, Inc. Stock Purchase - Per an "Agreement" dated December 24, 1996 International Cryogenic Systems Corporation (PowerCold") agreed to invest in Rotary Power International, Inc. ("RPI") the sum of one million dollars ($1,000,000) in exchange for two million shares (2,000,000) of RPI common stock.

PowerCold and RPI agreed in principal to merge the two companies in a stock for stock acquisition, whereby RPI would become a wholly owned subsidiary of PowerCold. Upon completion of a definitive transaction agreement and approval by the companies Board of Directors and stockholders, each shareholder of RPI would receive (.363) shares of PowerCold common stock. The stock for stock transaction would result in PowerCold issuing a fixed total number of (1,516,196) shares of common stock for all the issued and outstanding shares of RPI common stock at the time of closing and execution of the stock purchase and merger agreement.

Since the Company initially entered into an Agreement to merge with Rotary Power International, Inc., there was a continuing deterioration in Rotary Power's negative cash flow from operations. Funding provided by the Company, that initially invested $1,000,000 in equity and the $1,000,000 in proceeds from bondholders, was not sufficient to support daily cash flow needs through the first (5) months of 1997. The Company did not have any obligation to support Rotary Power with any additional financing. In early May the Company voluntarily loaned Rotary Power $100,000 for back due rent on the building, $75,000 for the May interest payment on bond debt, and on June 19, 1997 the Company loaned Rotary Power an additional $41,767 due employees for payroll. In June 1997 Management decided not to loan Rotary Power any additional funds for two reasons; the uncertainty of Rotary Power's collateral for the Company's financing and after receiving documentation from Company's General Counsel based on his investigation of Rotary Power, which recently uncovered probable misrepresentation of material financial information by RPI to PowerCold in December 1996 and thereafter. Rotary Power went into default on accounts payable due vendors, payments to the landlord, and payments to the bondholders Trustee. Consequently, Rotary Power International, Inc. required additional funding for its daily operations. Therefore, the economic viability and long-term future of Rotary Power International, Inc. depended on its ability to obtain additional sources of financing, and there was no assurance that such financing can be obtained on acceptable terms or at all.

On July 21, 1997, the Company and Rotary Power International, Inc. agreed to amend The Closing by extending the Agreement an additional forty five (45) days. The extension on the Plan and Agreement of Merger between the Company and Rotary Power International, Inc., expired on September 5, 1997, accordingly, the Plan and Agreement of Merger is no longer in effect.

In November 1997, a new president took over operations of Rotary Power. Subsequent events have led to the restructure of the bond debt and creditors. And management of PowerCold has expressed a major interest is in acquiring the Natural Gas Engine Business from Rotary Power.

The Company wrote-off the $1,216,767 investment in Rotary Power in 1997.











                                   13 of 21

RESULTS OF OPERATIONS - 1997

The following tables sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                     Year Ended December 31,
                                   1997      1996      1995
                                  -------    -------   -------
          Revenue                  100.0%    100.0%    100.0%
          Cost of revenue           83.3      62.8      91.2
          Gross margin              16.7      37.2       8.8
          Operating expenses     (453.9)      76.7      56.0
          Operating income (loss)(437.2)    (39.5)    (47.2)
          Other income (expense)    22.0     200.2     (1.3)
          Net income (loss)      (694.1)     152.2    (48.5)


Fiscal 1997 - The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 1997 compared to fiscal year ended December 31, 1996: Total revenue for 1997 was $ 391,819 compared to $1,451,521 for 1996;
operating loss of ($1,713,203) for 1997 compared to ($573,012) for 1996; and net loss of ($2,719,633) or ($0.46) per share for 1997 compared to a net income of $2,208,749 or $0.39 per share for 1996. Net income (loss) per share was based on weighted average number of shares of 5,893,000 for 1997 compared to 5,662,000 for 1996.

The Company's Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996 respectively: Total current assets were $1,381,736 for 1997 and $1,502,208 for 1996; total assets were $2,229,357 for 1997 and $5,145,845 for
1996; total liabilities were 817,191 for 1997 and $1,076,319 for 1996; total stockholders' equity was $1,412,166 for 1997 and $4,069,526 for 1996; and the Company has no long term debt.
The Company's substantial loss in 1997 over 1996 in net income, total assets and shareholders equity was due; to the failed merger of Rotary Power, the additional costs of Nauticon product development and its start-up marketing program, and the write-off of Goodwill and certain Patent Technology deemed to be impaired.

The operating loss was due to the acquisition and reorganization of Rotary Power, maintaining general Company operating overhead including additional enhancements to the Nauticon product line and the move to new plant facilities in Cibolo, Texas. Management wrote off its investment in and advances to Rotary Power, an unconsolidated affiliate, totaling $1,216,767, and an additional $867,807 for Goodwill and Patent Technology for a total write-off of $2,084,574.

The Company issued a total of 157,00 shares of new common restricted shares in 1997 in satisfaction of recorded liabilities, for expenses and services rendered in 1997.

Effective as of January 1, 1997, the Company received from WittCold Systems, Inc., under the RealCold Systems sale agreement, a "percentage amount" payment on product sales for the next ten years. The company received $58,975 in royalty payments in 1997. The cooperative partnership with Wittcold Systems over the past year has generated proven revenue including ten shipments of CO2 plants for installation in the Far East and mainland China. Over forty proposals have been submitted for carbon dioxide plants and refrigeration systems world wide. It is management's understanding that future revenue from the royalty alliance with WittCold Systems may not be as high as previously projected for 1998, because of the overseas exchange rate versus the strong US dollar.

                                   14 of 21

Status of Operations - Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Company revenues should continue to improve throughout 1998; because of the new marketing and sales program, and the positive customer acceptance for Nauticon condensers, and the new packaging program for RealCold Products.

Management believes that its working capital may not be sufficient to support both its operations and growth plans for acquisitions and joint ventures for the near future. Management is currently in negotiations with related businesses. Therefore to support the Company's growth and goals, management is seeking additional funding for this purpose.

PREVIOUS FINANCIAL ACTIVITY - 1996

The following tables sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                     Year Ended December 31,
                                   1996      1995      1994
                                   -------   -------   -------
          Revenue                  100.0%    100.0%    100.0%
          Cost of revenue           62.8      91.2       0.0
          Gross margin              37.2       8.8       0.0
          Operating expenses        76.7      56.0       0.0
          Operating income (loss) (39.5)    (47.2)       0.0
          Other income (expense)   200.2     (1.3)       0.0
          Net income (loss)        152.2    (48.5)       0.0

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

The Company's Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995 respectively: Total current assets were $1,502,208 for 1996 and $293,075 for 1995; total assets were $5,145,845 for 1996 and $2,298,761 for
1995; total liabilities were $1,076,319 for 1996 and $759,021 for 1995; total stockholders' equity was $4,069,526 for 1996 and $1,539,740 for 1995; and the Company has no long term debt.

The Company's substantial gain in 1996 over 1995 in net income, total assets and shareholders equity was due to the sale of RealCold Systems, Inc.

RealCold Systems Inc. and The Wittemann Company previously signed a Joint Cooperative Agreement in June 1995 for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. The acquisition of RealCold Systems, Inc. by Wittcold Systems, Inc., a Wittemann Company, culminated after a successful (50/50) cooperative joint venture between the two companies for the manufacture and marketing of Merchant Carbon Dioxide Plants and Refrigeration System Packages. The effective closing date of all financial accounting transactions, between the two companies, was as of June 30, 1996, the end of the Company's second quarter reporting period. Effective July 1, 1996 all shipped and billed revenue and all other recorder accounting for RealCold Systems, Inc. was recorded by Wittcold Systems, Inc. Sales revenue
                                   15 of 21

booked and shipped by Wittcold Systems, Inc. for 1996, the first year of the joint operation, was $6,560,013 and order backlog was over $1,000,000, which is scheduled for delivery throughout the first and second quarter 1996. Effective January 1, 1997, the Company will receive from Wittcold Systems, Inc., under the sale agreement, a "percentage amount" payment on product sales for the next ten years, as previously stated.

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

Nauticon, as a relatively new operating subsidiary continues to see favorable results from its operations. Some twenty-five systems have been shipped and installed todate. Nauticon, after initiating their sales and marketing program, has been successful promoting their evaporative condenser system at various trade shows. They have hosted a number of interested visitors, (both from the United States and foreign countries), who represent very significant markets for their products. Primary sales targets are the large refrigeration manufacturers that could produce and distribute product under their own private label. Besides marketing direct through agents in the US, other market outlets will be through major distributors world wide. Besides the US, Nauticon has shipped systems to Israel and Mexico, and to a prospective distributor in Costra Rica, where the Company anticipates additional orders for Central and South America. In March 1997, Nauticon hired a Sales Manager to oversee all sales and marketing activity.
Company executives representing Nauticon and executives from two major manufacturers of refrigeration equipment have exchanged facility visits, the result being that one major Company has successfully tested a Nauticon system at their testing facility. A joint manufacturing and market program is being proposed by both parties for implementation this year. Other major refrigeration companies have expressed great interest in pursuing a joint cooperative manufacturing and marketing venture with Nauticon. Management also believes that there are many opportunities for licensing the Nauticon technology to major manufactures in the US and foreign countries.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements appear on sequential pages F-1 to F-20 Index to Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's fiscal year ending December 31, 1997 and the subsequent period up to the date of the former accountants release, there were no disagreements with the former accountant nor with the current account on any matter of accounting principles or practices, financial statement disclosures or auditing scope of procedure.




                                   16 of 21

Part  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:


  Name               Age Position                 Period Served
  ------------------ --- -----------------------  ------------------

  Francis L. Simola. 59  Chairman of the Board    January 1, 1993
                         President and CEO        to Present

  Terrence J. Dunne  49  Director                 January 1, 1993
                         Treasurer and CFO        to Present

  George C. Briley   73  Director and CTO         September 1, 1994
                         President                to Present
                         Technicold Services, Inc. and
                         RealCold Products, Inc.

  Thomas F. Reece    47  President                October 30, 1997
                         Nauticon, Inc.           to Present


A summary of the business experience and background of the Company's officers and directors is set forth below.

Francis L. Simola    Mr. Simola has been Chairman, CEO and President of
PowerCold since the Company's inception in January 1993. Mr. Simola's background and experience includes; over 28 years in the computer industry with positions in various marketing and management operations with Unisys Corporation, formerly Burroughs Corporation; over 15 years as a consultant and principal in various high-tech companies. Mr. Simola is the founder and president of Simco Group Inc., a private investment company, that controls a major interest in PowerCold. Simco provides services consisting of financing, marketing and management consulting for small technical start-up companies that have proven specialized niche products. Mr. Simola is a graduate of Peirce Business College with a degree in Marketing and Management, and attended Villanova University and Drexel University Evening College for additional course studies in Finance and Business Administration.

Terrence J. Dunne    Mr. Dunne has been CFO and Treasurer of PowerCold since
the Company's inception in January 1993. Mr. Dunne is a Certified Public Accountant, and a member of the SEC Practice Section of the American Institute of CPA's. Mr. Dunne has over 25 years of experience in public accounting, with a concentration of work in the SEC area of auditing and public accounting. Mr. Dunne has extensive experience providing financial consulting to a variety of businesses. Mr. Dunne is a graduate of Gonzaga University in Accounting, and has a MBA from Gonzaga University with a Masters in Taxation.

George C. Briley    Mr. Briley has been a director of the PowerCold since
September 1994, and is President of RealCold Products, Inc., and President of Technicold Services, Inc., PowerCold subsidiary companies. Mr. Briley has over forty-seven years experience in engineering and marketing in the refrigeration industry. After receiving his BSEE at Louisiana Polytechnic University, Summa Cum Laude, Mr. Briley was employed by York Corp. for twelve years, where he attended the York Engineering Training Program. At York he served as a Project Engineer and Sales Manager prior to management positions as a Branch Manager and Regional Manager. He then served with Frick Company for two years as Field Sales Manager. Mr. Briley was employed for thirteen years with Lewis
                                   17 of 21

Refrigeration Company, as Vice President and Board Member; and fifteen years with Refrigeration Engineering Corp. (RECO), as Vice President, Marketing and Research and Board Member. While serving Lewis and RECO, he helped build the companies into multi million dollar organizations, where they designed, engineered, manufactured, installed and serviced industrial refrigeration systems. Mr. Briley holds four US patents, and is a Registered Professional Engineer in five states. He is the author of many articles and papers regarding all aspects of industrial refrigeration. His services on professional organizations include; Founding President of the International Institute of Ammonia Refrigeration (IIAR); Fellow in American Society of Heating Refrigeration and Air Conditioning Engineers (ASHRAE), fellow and life member; Chairman and member of many committees, and a member at present of the ANSI-ASHRAE 15-1993 "Safety Code for Air Conditioning and Refrigeration".

Thomas F. Reece      Mr. Thomas F. Reece was elected a Director and appointed
President of Nauticon, Inc., effective October 30, 1997. Mr. Reece was recently appointed Vice president of Marketing for Nauticon after a few short months as Nauticon's Sales Manager. Mr. Reece came to Nauticon with a very credible background in sales, marketing and administration of industrial related products. Prior to accepting the position of Sales Manager for Nauticon, Mr. Reece held successful positions over the last ten years as a Product Manager, Director of Sales and most recently Vice President of Sales, Marketing and Administration for Conservatrol Sales, Greensboro, NC. Mr. Reece's background and experience will support and enhance Nauticon's position in the industry.

Directors of the Company are elected every three years. Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company.



ITEM 11.  EXECUTIVE COMPENSATION

No Officer or Director of the parent company, PowerCold, received any cash compensation during the year ended 1997. Directors received 2,500 shares each of restricted common stock for director's fees in 1997.

Mr. Simola/Simco Group received 120,000 shares of common restricted stock for services rendered the Company for 1997. Mr. Simola worked 100% of his time for PowerCold.

Mr. Dunne received 15,000 shares of common restrictive stock for accounting services for 1997. Mr. Dunne's accounting services include the Form 10Q quarterly filings and the Form 10K Annual Report, and consulting services on related accounting matters during the year.

Mr. Briley worked 50% of his time for RealCold Products and Technicold Services and 50% of his time for WittCold Systems. Wittcold Systems pays Mr. Briley $8,000 per month for consulting services.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information as of December 31, 1997, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, (ii) each director and (iii) directors and officers as a group.



                                   18 of 21

  SECURITY OWNERSHIP:

  Name and Address            Amount and Nature        Percent
  of Beneficial Owner    of Beneficial Ownership (1)   of Class (2)

  George C. Briley                 547,602               9.13%
  17 Pembroke Lane
  San Antonio, TX. 78240

  Terrence J. Dunne                374,135               6.24%
  West 717 Sprague Ave. No. 1100
  Spokane, Washington 99204

  Robert E. Jenkins                403,728               6.73%
  2903 Hillview Road
  Austin, Texas 78703

  Francis L. Simola and (3)        842,032              14.05%
  Veronica M. Simola
  9408 Meadowbrook Ave.
  Philadelphia, Pa. 19118

  Simco Group, Inc. (4)          1,304,000              21.75%
  611 Bethlehem Pike, Ste. B
  Montgomeryville, PA. 18936

  All Directors and Executive
   Officers                      3,471,497              57.90%

(1) The nature of beneficial ownership for all shares is sole voting and investment power.
(2)  The per cent of class is all common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(3)  includes (3) minor children
(4) Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola, his wife.


Part  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

  (a)  Financial Statements and Schedules

     1.Financial Statements: The financial statements and other information appear on pages F-1 to F-20 of the Annual Report on Form 10-K and are filed as a part hereof.

     2.Schedules: The schedules are not filed with this Annual Report on Form 10-K because the schedules are either inapplicable or the required information is presented in the Financial Statements or Notes hereto.

     3.Exhibits:  None

  (b)  Reports on Form 8-K:

     8-K January 6, 1997 - Acquisition or Disposition of Assets - Rotary Power Int. Inc.
                                   19 of 21

     8-K April 7, 1997 - Acquisition or Disposition of Assets - Rotary Power Int. Inc.
     8-K  April 7, 19 97 - Company Name Change to PowerCold Corporation
     8-K June 12, 1997 - Acquisition or Disposition of Assets - Rotary Power Int. Inc.
     8-K July 23, 1997 - Acquisition or Disposition of Assets - Rotary Power Int. Inc.
     8-K August 2, 1997 - Acquisition or Disposition of Assets - RealCold Systems, Inc
     8-K September 30, 1997 - Acquisition or Disposition of Assets - Rotary Power Int. Inc.
     8-K October 20, 1997 - Changes in Registrant's Certifying Accounting - Coopers & Lybrand
     8-K November 7, 1997 - Resignation of Directors - Klages and Jenkins 8-K November 14, 1997 - Changes in Registrant's Certifying Accounting,
                           Amended - Cooper & Lybrand














































                                   20 of 21


                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   POWERCOLD CORPORATION


Dated:    March 20, 1997

                                   By:  /s/Francis L. Simola
                                        ---------------------------------------
                                        Francis L. Simola
                                        President and (Chief Executive Officer)


                                   By:  /s/Terrence J. Dunne
                                        ---------------------------------------
                                        Terrence J. Dunne
                                        Treasurer and (Chief Accounting Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:    March 20, 1997

                                        By:  /s/Francis L. Simola
                                            -----------------------------------
                                             Francis L. Simola
                                             Director


                                        By:  /s/Terrence J. Dunne
                                            -----------------------------------
                                             Terrence J. Dunne
                                             Director


                                        By:  /s/George C. Briley
                                            -----------------------------------
                                             George C. Briley
                                             Director













                                   21 of 21



                     POWERCOLDCORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









                                                                           Page

      Report of Independent Accountants                                    F-2

      Consolidated Balance Sheets as of December 31, 1997 and 1996         F-3

      Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1996, and 1995                                 F-4

      Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1997, 1996, and 1995             F-5

      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996, and 1995                                 F-6

      Notes to Consolidated Financial Statements                           F-7

































                     REPORT OF INDEPENDENT ACCOUNTANTS


      To the Board of Directors and Stockholders
      PowerCold Corporation


      We have audited the accompanying consolidated balance sheet of PowerCold Corporation (formerly International Cryogenic Systems Corporation) and Subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company for 1996 and 1995 were audited by other auditors, whose report, dated March 7, 1997, included an explanatory paragraph describing the uncertainty of the recovery of the Company's primary assets, comprising patent rights and related technology of $1,155,986 and goodwill of $491,892.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

      Intangible assets, which comprise a material portion of the Company's assets, include patent rights and related technology of $508,153 and goodwill of $73,688, as of December 31, 1997. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in note 13. The ultimate outcome of these uncertainties cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      /s/Padgett, Stratemann & Co.

      Certified Public Accountants
      March 17, 1998
      San Antonio, Texas








                                                POWERCOLD CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31, 1997 AND 1996

                                   ASSETS                                         1997                1996
                                                                           ----------------    ---------------
Current assets:
     Cash and cash equivalents                                             $         2,274     $      457,552
     Restricted cash (note 7)                                                      600,000            300,000

     Advances to affiliate (note 11)                                               597,300            607,960
     Trade accounts receivable, net of allowance for doubtful
     accounts of $7,718 and $2,080, respectively                                   117,680             48,588
     Interest receivable                                                            58,082                  -
     Refundable income taxes                                                       124,156                  -
     Inventories                                                                    69,082             69,096
     Prepaid expenses and other current assets                                      13,162             19,012
                                                                           ----------------    ---------------

               Total current assets                                              1,581,736          1,502,208

Investment insecurities available for sale (note 6)                                    206            724,312
Investment in affiliate (note 3)                                                         -          1,000,000
Restricted cash (note 7)                                                                 -            200,000
Property and equipment, net (note 8)                                                65,574             71,447
Patent rights and related technology, net (note 2)                                 508,153          1,155,986

Goodwill, net (note 2)                                                              73,688            491,892
                                                                           ----------------    ---------------

               Total assets                                                $     2,229,357     $    5,145,845
                                                                           ================    ===============
LIABILITIES ANDSTOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings, related parties                                $             -     $       15,000

     Short-term borrowings (note 10)                                               411,108            799,502
     Accounts payable and accrued expenses                                          31,927            137,661
     Income taxes payable                                                           74,156            124,156
                                                                           ----------------    ---------------

               Total current liabilities                                           817,191          1,076,319
                                                                           ----------------    ---------------

Commitments and contingencies (notes 11, 12, and 13)


Stockholders' equity: (notes 3, 11, and 13)
     Common stock,$0.001 par value, 200,000,000 shares
          authorized, 5,995,269 and 5,838,269 shares issued and
          outstanding at December 31, 1997 and 1996, respectively                    5,995              5,838
     Additional paid-in capital                                                  4,099,799          4,036,633
     Amounts due from stockholders                                                  (7,500)            (7,500)
     Unrealized (loss) gain on securities available for sale                           (50)             1,000

     Retained earnings (accumulated deficit)                                    (2,686,078)            33,555
                                                                           ----------------    ---------------

               Total stockholders' equity                                        1,412,166          4,069,526
                                                                           ----------------    ---------------

               Total liabilities and stockholders' equity
                                                                           $     2,229,357     $    5,145,845
                                                                           ================    ===============
The accompanying notes are an integral part of the consolidated financial statements

                                                POWERCOLD CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                          1997                   1996                 1995
Revenue:                                                         ----------------         ---------------     ----------------
     Product sales                                               $       229,445          $    1,299,735      $     2,069,588
     Services                                                            162,374                 151,786              174,164
                                                                 ----------------         ---------------     ----------------

          Total revenues                                                 391,819               1,451,521            2,243,752
                                                                 ----------------         ---------------     ----------------

Cost of revenue:
     Product sales                                                       271,640                 731,042            1,879,639
     Services                                                             54,769                 180,340              167,739
                                                                 ----------------         ---------------     ----------------

          Total cost of revenue                                          326,409                 911,382            2,047,378
                                                                 ----------------         ---------------     ----------------

          Gross margin                                                    65,410                 540,139              196,374
                                                                 ----------------         ---------------     ----------------

Operating expenses:
     Sales and marketing                                                 252,292                 456,911              559,027
     General and administrative (note 2)                               1,460,207                 556,671              486,228
     Research and development                                             66,114                  99,569              211,121
                                                                 ----------------         ---------------     ----------------

          Total operating expenses                                     1,778,613               1,113,151            1,256,376
                                                                 ----------------         ---------------     ----------------

          Operating loss                                              (1,713,203)               (573,012)          (1,060,002)
                                                                 ----------------         ---------------     ----------------

Other income (expense):
     Interest and other income                                           146,057                  80,759                5,498
     Interest and other expense                                          (59,875)                (63,355)             (34,445)
     Gain on sale of subsidiary (note 4)                                       -               2,888,513                    -
                                                                 ----------------         ---------------     ----------------

          Total other income (expense)                                    86,182               2,905,917              (28,947)
                                                                 ----------------         ---------------     ----------------
          Income (loss)before provision for income taxes              (1,627,021)              2,332,905           (1,088,949)
                                                                 ----------------         ---------------     ----------------
Provision (benefit) for income taxes:  (note 9)
     Federal current provision                                          (124,156)                793,188                    -
     Federal deferred benefit                                                  -                (669,032)                   -
                                                                 ----------------         ---------------     ----------------

                                                                        (124,156)                124,156                    -
                                                                 ----------------         ---------------     ----------------

       Income (loss) before losses of unconsolidated affiliate        (1,502,865)              2,208,749           (1,088,949)
                                                                 ----------------         ---------------     ----------------

Equity in loss of unconsolidated affiliate (note 3)                     (427,593)                      -                    -
Write-off of investment in unconsolidated affiliate (note 3)            (789,175)                      -                    -
                                                                 ----------------         ---------------     ----------------

          Net income(loss)                                       $    (2,719,633)              2,208,749           (1,088,949)
                                                                 ================         ===============     ================

          Basic net income (loss) per share                      $         (0.46)         $         0.39      $         (0.23)
                                                                 ================         ===============     ================

     Weighted average number of shares                                 5,893,000               5,662,000            4,776,000
                                                                 ================         ===============     ================
The accompanying notes are an integral part of the consolidated financial statements.

                                                POWERCOLD CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                      Unrealized
                                                                      Gain On        Retained
                                    Common Stock       Additional     Amounts        Securities     Earnings
                                                       Paid-In        Due From       Available      Accumulated
                              Shares         Amount    Capital        Stockholders   For Sale       (Deficit)                Total
                             -----------   ----------  ------------  -------------   ----------     -------------       ------------
Balance at January 1,
     1995                     3,682,234      $ 3,682   $ 1,849,752    $ (140,000)    $       -      $ (1,086,245)       $   627,189

Issuance of common
     stock for services         101,500          102       101,398             -             -                 -            101,500
Issuance for common
     stock and options
     for acquisitions         1,387,500        1,387     1,486,113             -             -                 -          1,487,500
Payments of amounts
     due from stock-
     holders                          -            -             -       140,000             -                 -            140,000
Issuance of common
     stock for amounts
     due from stock-
     holders                          -            -             -        (7,500)            -                 -             (7,500)
Issuance of common
     stock for cash             200,000          200       279,800             -             -                 -            280,000
Net loss                              -            -             -             -             -        (1,088,949)        (1,088,949)
                             -----------   ----------  ------------  -------------   ----------     -------------       ------------
Balance at
     December 31, 1995        5,371,234        5,371     3,717,063        (7,500)            -        (2,175,194)         1,539,740


Issuance of common
     stock for services         467,035          467       319,570             -             -                 -            320,037
Unrealized gain on
     securities available
     for sale                         -            -             -             -         1,000                 -              1,000
Net income                            -            -             -             -             -         2,208,749          2,208,749
                             -----------   ----------  ------------  -------------   ----------     -------------       ------------


Balance at
     December 31, 1996        5,838,269        5,838     4,036,633        (7,500)        1,000            33,555          4,069,526


Issuance of common
     stock for services         157,000          157        63,166             -             -                 -             63,323


Unrealized loss on
     securities available
     for sale                         -            -             -             -        (1,050)                -             (1,050)
Net loss                              -            -             -             -             -        (2,719,633)        (2,719,633)
                             -----------   ----------  ------------  -------------   ----------     -------------      -------------


Balance at
     December 31, 1997        5,995,269      $ 5,995   $ 4,099,799    $   (7,500)    $     (50)     $ (2,686,078)  $      1,412,166
                             ===========   ==========  ============  =============   ==========    ==============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                POWERCOLD CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                                     1997                1996                1995
                                                                                ------------        ------------        ------------
Cash flows from operating activities:
     Net income (loss)                                                          $(2,719,633)        $ 2,208,749         $(1,088,949)

     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
          Depreciation and amortization                                             218,322             216,356             152,744
          Net (gain) loss realized on available-for-sale securities                  24,493              (7,892)                  -
          Gain on sale of subsidiary                                                      -          (2,888,513)                  -
          Loss on disposition of subsidiary                                               -              53,529                   -
          Provision for doubtful accounts                                             5,638             (28,980)             31,060
          Equity in loss of unconsolidated affiliate                                427,593                   -                   -

          Write-off of investment in unconsolidated affiliate                       789,175                   -                   -
          Write-off of intangible assets                                            867,807                   -                   -
          Common stock issued for services                                           63,323             320,037             101,500
          Changes in assets and liabilities, net of
               effects from acquisitions and disposition:
                    Receivables                                                    (132,812)           (253,052)            170,602
                    Inventories                                                          14            (905,400)            (17,532)

                    Refundable income taxes                                        (124,156)                  -                   -
                    Prepaid expenses and other current assets                         5,850               2,376             (20,130)
                    Accounts payable and accrued expenses                           194,266            (281,936)            283,317
                    Income taxes payable                                            (50,000)            124,156                   -
                    Deferred revenue                                                      -             917,438              61,148
                                                                                ------------        ------------        ------------
                         Net cash used in operating activities                     (430,120)           (523,132)           (326,240)
                                                                                ------------        ------------        ------------

Cash flows from investing activities:

     Purchase of property and equipment                                             (14,219)            (22,456)            (40,985)
     Cash purchased in acquisition                                                        -                   -              13,869
     Equity investment in unconsolidated affiliate                                        -          (1,000,000)                  -
     Advances to unconsolidated affiliate                                          (216,768)                  -                   -
     Purchase of certificate of deposit                                            (100,000)           (300,000)                  -
     Proceeds from sale of subsidiary, net of cash disposed                               -           2,783,226                   -
     Proceeds from sale of securities available for sale                          1,308,727             581,093                   -

     Purchase of securities available for sale                                     (610,164)         (1,296,513)                  -
     Decrease (increase) in advances to affiliate                                    10,660            (607,960)                  -
                                                                                ------------        ------------        ------------
                         Net cash provided by (used in) investing activities        378,236             137,390             (27,116)
                                                                                ------------        ------------        ------------

Cash flows from financing activities:
     Proceeds from short-term borrowings, related parties                                 -             142,997             345,000
     Proceeds from short-term borrowings                                            169,315             799,502             100,000
     Proceeds from issuance of common stock                                               -                   -             420,000

     Repayment of short-term borrowings, related parties,
          net of effects from disposition                                           (15,000)           (153,102)           (345,000)
     Repayment of short-term borrowings                                            (557,709)           (100,000)                  -
     Principal payment on capital lease obligations,
          net of effects from disposition                                                 -              (4,719)             (8,054)
                                                                                ------------        ------------        ------------
                         Net cash provided by(used in) financing activities        (403,394)            684,678             511,946
                                                                                ------------        ------------        ------------
                         Net increase (decrease) in cash and cash equivalents

                              and cash - related party                             (455,278)            298,936             158,590

Cash and cash equivalents and cash - related party at beginning of year             457,552             158,616                  26
                                                                                ------------        ------------        ------------

Cash and cash equivalents and cash - related party at end of year               $     2,274         $   457,552         $   158,616
                                                                                ============        ============        ============

Interest paid                                                                   $    35,382         $    15,732         $    12,176
                                                                                ============        ============        ============

Noncash investing activities:
     Restricted cash held in escrow related to sale of subsidiary               $         -         $   200,000         $         -
                                                                                ============        ============        ============

     Unrealized gain (loss) on securities available for sale                    $    (1,050)        $     1,000         $         -
                                                                                ============        ============        ============
The accompanying notes are an integral part of the consolidated financial statements.

                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Background and Basis of Presentation

Background

PowerCold Corporation, formerly International Cryogenic Systems Corporation, (the "Company") was incorporated on October 7, 1987 in the State of Nevada, and operates in one business segment, the development, design, manufacture, distribution, and servicing of refrigeration systems. The Company changed to its current name in 1997.

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 4,928,492) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various nonfood products by using a circulating cryogenic liquid in a closed pressurized vessel system, in exchange for 2,414,083 shares of common stock. The common stock was valued at $.30 per share, which was determined by management to be the fair market value. Two directors of the Company were also directors of the company selling such patent rights.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, and that recovery of its intangible assets, primarily patent rights and related technology and goodwill, will occur. The Company's ability to continue as a going concern, and recover the value of its intangible assets is dependent upon achieving profitable operations and the favorable resolution of the matter discussed in note 13.
The ultimate outcome of these uncertainties cannot be presently determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. Wholly-owned subsidiaries of the Company in 1997, after dispositions (note 4), include Technicold Services, Inc., RealCold Products, Inc., and Nauticon Ltd. Wholly-owned subsidiaries of the Company in 1996 include Technicold Services, Inc., RealCold Products, Inc., Jordan Vessel Corporation, RealCold Systems, Inc., and Nauticon Ltd. Investments in affiliates, representing 20% to 50% of the ownership of such companies, are accounted for using the equity method.

Cash and Cash Equivalents

All highly liquid investments with original maturities at purchase date of three months or less are considered cash equivalents.











                                      F-7
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.  Summary of Significant Accounting Policies (continued)

Investment in Securities

Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity. Held-to-maturity securities are reported at amortized cost. Gains and losses on the sale of securities are determined using the specific identification method. For all investment securities, unrealized losses that are other than temporary are recognized as a charge against earnings in the period incurred. Market value is determined based on quoted market prices. At December 31, 1997 and 1996, all of the Company's investment securities were classified as available for sale.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Expenditures that increase the value or extend the life of an asset are capitalized, while cost of maintenance and repairs are expensed as incurred. Gains or losses upon disposal of assets are recognized in income.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that are immediately marketable or that have an alternative future use are capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset, typically 10 years. At December 31, 1997 and 1996, capitalized patent development costs, net of amortization, were $508,153, and $1,155,986, respectively. Amortization expense was $139,732 for the years ended December 31, 1997 and 1996 and $101,606 for the year ended December 31, 1995. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. During 1997, patents, net of amortization of $508,100 were deemed to be impaired, and were charged to general and administrative operating expenses.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer. Service revenue is recognized when services are performed and billable.













                                      F-8
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.  Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $58,497, $56,971, and $40,687 for the years ended December 31,1997, 1996, and 1995, respectively. Accumulated amortization amounted to $151,575 and $93,078 at December 31, 1997 and 1996, respectively. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. During 1997, goodwill, net of amortization, of $359,707 was deemed to be impaired, and was charged to general and administrative operating expenses.


Net Income (Loss) Per Common Share

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share." SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The Company adopted SFAS No. 128 in 1998 and its implementation did not have a material effect on the financial statements.

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

Reclassifications

Certain amounts within the 1996 consolidated financial statements have been reclassified to conform to current year presentation.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were approximately $1,060, $16,908, and $2,062 for the years ended December 31, 1997, 1996, and 1995, respectively.






                                      F-9
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.  Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined in Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consists primarily of cash and cash equivalents, cash invested through related party, trade accounts receivable, investments in securities available for sale, and restricted cash. Cash and cash equivalents exceeded FDIC insurance coverage limits by $348,215 at December 31, 1996. The Company maintains its cash and cash equivalents in major, creditworthy financial institutions and has not experienced any losses on its deposits. The Company's receivables do not represent a significant concentration of credit risk at December 31, 1997 and 1996.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, cash invested through related party, trade accounts receivable, investment in securities available for sale, restricted cash, accounts payable, accrued expenses, and short-term borrowings. All instruments other than the investment in securities available for sale are accounted for on a historical cost basis which, due to the short maturity of these financial instruments, approximates fair value at December 31, 1997 and 1996. Investments insecurities available for sale are recorded at fair value at December 31,1997 and 1996.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt, and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices, and redemption requirements. The Company adopted SFAS 129 during 1997 and its implementation had no effect on the Company.





                                     F-10
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.  Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a
Business Enterprise."   SFAS 131 establishes standards for the way that public
companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.


 3.  Acquisitions and Investment in Affiliate

Acquisition of RealCold Systems Group

On January 30, 1995, the Board of Directors approved the acquisitions of Technicold Services, Inc., RealCold Maintenance Systems, Inc., and Jordan Vessel Corporation (RealCold Systems Group).











                                     F-11
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3.  Acquisitions and Investment in Affiliate (continued)

Pursuant to the terms of the RealCold Systems Group acquisition agreement on January 30, 1995, effective January 1, 1995, the Company issued 487,500 shares of its common stock to RealCold Systems Group in exchange for 100% of the outstanding common shares of Technicold Services, Inc., RealCold Maintenance Systems, Inc., and Jordan Vessel Corporation. The RealCold Systems Group acquisition has been accounted for under the purchase method and, accordingly, the operating results of the Company include the operations since the date of acquisition. The acquisition resulted in goodwill of $305,701 which is being amortized over 10 years:

Purchase price                                              $    487,500
                                                            -------------
Fair value of assets acquired and liabilities assumed:
     Accounts receivable                                         233,133
     Inventories                                                  17,774
     Prepaid expenses                                              1,470
     Property and equipment                                        5,000
     Liabilities assumed                                         (75,578)
                                                            -------------
                                                                 181,799
                                                            -------------

Excess of purchase price over fair value of
     net assets acquired                                    $    305,701
                                                            =============


Acquisition of Nauticon Ltd.

On August 4, 1995, the Board of Directors approved the acquisition of the assets and liabilities of Nauticon Ltd.

Pursuant to the terms of the Nauticon Ltd. acquisition agreement on August 29, 1995, effective July 25, 1995, the Company issued 900,000 of the Company's common stock and options to purchase 300,000 shares of the Company's common stock at a price from $1.00 to $2.00, expiring in the year 2000 to Nauticon Ltd.'s owners in exchange for all of Nauticon Ltd.'s assets and liabilities.






















                                     F-12
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3.  Acquisitions and Investment in Affiliate (continued)

The Nauticon Ltd.'s acquisition has been accounted for as a purchase and, accordingly, the operating results of the Company include the results of operations of Nauticon Ltd. since the date of acquisition. The acquisition resulted in goodwill of $342,818 which is being amortized over 10 years:

Purchase price                                              $    1,000,000
                                                            ---------------

Fair value of assets acquired and liabilities assumed:
     Cash and cash equivalents                                      13,869
     Accounts receivable                                             7,543
     Inventories                                                    23,688
     Prepaid expenses                                               22,351
     Property and equipment                                         48,000
     Patent costs                                                  670,726
     Liabilities assumed                                          (128,995)
                                                            ---------------

                                                                   657,182
                                                            ---------------
Excess of purchase price over fair value of
     net assets acquired                                    $      342,818
                                                            ===============


The following unaudited pro forma summary presents the unaudited consolidated results of operations as if the acquisition of RealCold Systems Group and Nauticon Ltd. had occurred at the beginning of 1995. The pro forma presentation reflects the impact of adjustment relating to the amortization of goodwill. It does not purport to be indicative of the financial results which actually would have occurred had the acquisition been made at the beginning of 1995, or of the results which may occur in the future.

            Unaudited Pro Forma Consolidated Results of Operations

                                             1995
                                        ----------------

Total revenue                           $     2,243,752
Net loss                                     (1,235,949)
Net loss per share                                (0.23)


Investment in Affiliate

On December 24, 1996, the Company agreed to invest in Rotary Power International, Inc. ("RPI") the sum of $1,000,000 in exchange for two million shares of RPI common stock. As the Company's investment in RPI represents less than a 50% interest in RPI, the equity method was used to account for the Company's interest in RPI. The Company advanced additional funds of $216,768 to RPI during 1997. Because of RPI's deteriorate financial condition and increasing losses, management of the Company wrote off its outstanding investment and advances to RPI during 1997.






                                     F-13
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.  Dispositions

RealCold Systems, Inc.

On May 1, 1996, the Company sold the common stock of RealCold Systems, Inc. to Wittcold Systems, Inc. ("Wittcold"), formerly Wittemann Company, Inc., a party to the Joint Cooperation Agreement entered into by the Company in June 1995.
In consideration for the common stock of RealCold Systems, Inc., the Company received from Wittcold the sum of $2,800,000 in cash, $200,000 in cash held in escrow, which is to be released to the Company on the second anniversary of the sale's closing, pursuant to the terms of the Escrow Agreement, and the ability to earn additional consideration("earnout") as determined by a percentage of future net sales. The earnout is structured to provide additional consideration in the amount of five (5%) percent of the net sales of refrigeration systems for ten full calendar years beginning in 1996 and ending in 2005, and two and one-half (2 1/2%) of net sales of merchant systems for nine full calendar years beginning in 1997 and ending in 2005. For purposes of calculating the earnout, net sales is defined as payments received from customers less commissions to nonemployee agents, export preparation, inland freight and forwarding fees, ocean freight, insurance, discounts, and all warranty work performed during the relevant period. The sales agreement further provides a minimum guaranteed royalty from Wittcold, contingent upon the continued employment by the Company of a certain employee for three full years after the date of closing, whereupon the Company will receive $2,000,000 ("minimum earnout") no later than April 30, 2006 in the event the earnout consideration, as calculated on a percentage of net sales, does not exceed the minimum earnout. The Company began recording revenues on the earnout during 1997.

As a result of the sale of RealCold Systems, Inc., the Company has recorded a gain in the amount of $2,888,513:

Sales proceeds                                              $    3,000,000
Carrying value of assets and liabilities sold:
     Cash                                                           16,774
     Accounts receivable                                           264,958
     Inventories                                                   895,298
     Prepaid expenses and other current assets                      22,563
     Property and equipment, net                                    38,932
     Accounts payable and accrued liabilities                      (98,637)
     Deferred revenue                                             (978,586)
     Capital lease obligation                                       (5,815)
     Short-term borrowings, related parties                        (44,000)
                                                            ---------------

Gain on sale                                                $    2,888,513
                                                            ===============


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




                                     F-14
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.  Dispositions (continued)

It does not purport to be indicative of the financial results which actually would have occurred had the sale been made at the beginning of 1996 or of the results which may occur in the future.

            Unaudited Pro Forma Consolidated Results of Operations

                                              1996
                                        ---------------
Total revenue                           $     383,557
Net loss                                     (729,784)
Net loss per share                              (0.13)


Jordan Vessel Corporation

During 1996, operations of Jordan Vessel Corporation, a subsidiary of the Company, ceased operations. The assets were disposed of resulting in a loss on disposition of $53,529 related primarily to goodwill.


 5.  Inventories

The major components of inventories are as follows:

                                          December 31,
                                   1997                1996
                              --------------------------------

Parts inventory               $    53,064         $    56,996
Product inventory                  16,018              12,100
                              ------------        ------------
                              $    69,082         $    69,096
                              ============        ============

 6.  Available-For-Sale Investments

Investments include the following securities available for sale at December 31, 1997:

                    Years                         Gross          Gross
                    to        Fair                Unrealized     Unrealized
                    Maturity  Value     Cost      Gains          Losses
                    --------- --------- --------- -------------- -----------
Corporate equity
     securities -
     common stock             $ 206     $ 256     $ -            $ (50)
                              ========= ========= ============== ===========


Proceeds, gross realized gains, and gross realized losses from the sale of securities classified as available for sale for the year ended December 31, 1997 were $1,308,727, $0, and $24,493, respectively.







                                     F-15
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6.  Available-For-Sale Investments (continued)

Investments include the following securities available for sale at December 31, 1996:

                    Years                            Gross       Gross
                    to         Fair                  Unrealized  Unrealized
                    Maturity   Value       Cost      Gains       Losses
                    -------- ---------- ----------  -----------  ----------
Corporate equity
     securities -
     common stock            $ 145,501  $ 138,538   $  6,963     $      -

U.S. government
     securities     1-5         69,868     70,296          -         (428)
                    5-10        49,735     50,000          -         (265)
                    > 10       459,208    464,478      4,310       (9,580)
                             ---------- ----------  -----------  ----------

                             $ 724,312  $ 723,312   $ 11,273     $(10,273)
                             ========== ==========  ===========  ==========

Proceeds, gross realized gains, and gross realized losses from the sale of securities classified as available for sale for the year ended December 31, 1996 were $581,093, $15,736, and $7,844, respectively.


 7.  Restricted Cash

Current restricted cash at December 31, 1997 consists of a $400,000 ($300,000 in 1996) certificate of deposit which collateralizes the short-term borrowings (note 10). Noncurrent restricted cash consists of $200,000 of cash held in escrow relating to the sale of the common stock of RealCold Systems, Inc. (note 4).


 8.  Property and Equipment

Property and equipment consists of the following:

                                               December 31,
                                         1997               1996
                                   -------------       ------------

Machinery and equipment            $     23,659        $    21,277
Prototypes and molds                     75,104             63,767
Furniture and fixtures                    4,515              4,015
                                   -------------       ------------

                                        103,278             89,059
Less accumulated depreciation            37,704             17,612
                                   -------------       ------------

                                   $     65,574        $    71,447
                                   =============       ============

Depreciation expense was $20,092, $19,653, and $7,953 in 1997, 1996, and 1995,
respectively.



                                     F-16
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.  Income Taxes

The provision for taxes on income consists of and represents the tax effect of the following:

                                                  Years Ended
                                                  December 31,
                                        1997           1996           1995
                                   -------------- -------------- -------------
Current:
     Federal                       $           -  $     793,188  $          -
     Carry back of current year
     net operating loss                 (124,156)             -             -
Deferred:
     Federal                                   -       (669,032)            -
                                   -------------- -------------- -------------

                                   $    (124,156) $     124,156  $          -
                                   ============== ============== =============

Income tax expense from continuing operations differs from the amount which would be provided by applying the statutory federal income tax rates because of the following:
                                                  Years Ended
                                                  December 31,
                                        1997           1996           1995
                                   -------------- -------------- --------------
Computed at the expected statutory
     rate                          $    (553,187) $     793,188  $     370,243
Nondeductible items and other
     permanent differences                   475              -              -
Change in valuation allowance            436,715       (669,032)      (370,243)
Prior year unrecognized deferred
     tax asset                            (8,159)             -              -
                                   -------------- -------------- --------------

                                   $    (124,156) $     124,156  $           -
                                   ============== ============== ==============

The temporary differences that result in deferred tax assets are as follows:

                                                  Years Ended
                                                  December 31,
                                        1997           1996           1995
                                   -------------- -------------- --------------
Deferred tax assets:
     Accrued wages payable to
          shareholder              $      13,600  $           -  $           -
     Write-off of intangible assets      295,055              -              -
     Losses related to unconsolidated
     affiliate                           413,700              -              -
     Net operating loss carryforward     128,060              -        669,032
                                   -------------- -------------- --------------

Gross deferred tax assets                850,415              -        669,032
Valuation allowance                     (850,415)             -       (669,032)
                                   -------------- -------------- --------------

          Net deferred tax assets  $           -  $           -  $           -
                                   ============== ============== ==============

                                     F-17
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.  Income Tax and Deferred Income Tax (continued)

A $742,000 tax net operating loss was incurred for the year ended December 31, 1997. The Company utilized approximately $365,000 as a carry back to 1996 to reduce the federal tax provision in that year. The Company's net operating loss carry forwards for income tax purposes is approximately $377,000, which expires 2012. During the year ended December 31, 1996, the Company utilized all of its NOL carry forwards. Cash paid for income taxes was $50,000 in 1997 and $0 in 1996 and 1995.


10.  Short-Term Borrowings

Short-term borrowings at December 31, 1997 consisted of $399,142 in borrowings under a $400,000 line of credit agreement entered into with a commercial bank to provide temporary working capital to the Company. The interest rate is fixed at 7% per annum and matures January 21, 1998. The note is collateralized by a certificate of deposit in the amount of $300,000, dated July 26, 1997, bearing interest at a rate of 5%. Subsequent to December 31, 1997, the line of credit was renewed bearing the same terms as noted above, maturing July 21, 1998.

The remaining $11,966 in short-term borrowings consisted of a liability to a broker for repayment of funds borrowed for the purpose of investment in available-for-sale securities.


11.  Related Party Transactions

The Company has received funding on several occasions from Simco Group, Inc. ("Simco"), a separate legal entity wholly-owned by the Company's Chairman and Chief Executive Officer.

At December 31, 1997, the Company had $597,300 ($607,960 in 1996) held by and invested in an account in the name of Simco. These funds are invested in short- and long-term liquid marketable securities; these funds have been classified as advances to affiliate. Cost exceeded fair value by $8,221 at December 31, 1997 for these securities. (As of December 31, 1996, cost approximated fair value). Simco has guaranteed the Company a minimum 8% return on these funds. During 1997, Simco paid the Company approximately $48,000 ($12,000 in 1996) in interest.

During 1997, the Company issued 120,000 restricted shares of common stock (150,000 shares in 1996) to Simco in satisfaction of prior years' liabilities related to expenses and consulting services provided. During 1997, the Company recorded expense of $48,000 related to the issuance of 120,000 restricted shares as payment for expenses and consulting services provided. The shares were issued at 50% of the bid price on date of issuance varying from $.30 to $.625 per share during 1997. During 1996, the Company recorded expense of $273,750 related to the issuance of 122,500 restricted shares as payment for expenses and consulting services provided, and 125,000 restricted shares as payment for promotional services provided by Simco. The shares were issued at $.50 per share.








                                     F-18
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Related Party Transactions (continued)

On September 30, 1994, the Board of Directors approved agreements with three key executives. The agreements provide that compensation for services rendered be paid through cash payments or through a stock option plan, determined annually by the Board. Sale of stock is subject to approval by the Treasurer and President of the Company. During 1997, the Company issued a total of 135,000 restricted shares of common stock to two of these executives, including the 120,000 shares noted above, for a total expense of $54,500. Shares are issued at 50% of the current bid price of the Company's stock. No cash was paid to these three executives during 1997.

In addition, the three executives receive an annual payment of $2,500 for directors fees. The agreements further provide that two of the individuals receive a 2% commission not to exceed 5% on any direct sales of the Company.

The third individual receives the higher of 3% commission on gross revenues and 5% on gross operating profits or $10,000 per month. These employees also have the option to purchase shares of common restrictive stock of the Company at 50% of bid price 30 days after receiving payments for their services In order to obtain these benefits, the employees must perform services for a period of three years effective on date of agreement or receive a pro rata share based on
years of service.   No commissions were accrued related to the agreements at
December 31, 1997 and 1996.

Included in accounts payable and accrued liabilities as of December 31, 1997 is $94,800 ($100,400 in 1996) for amounts owed to the president of Technicold and to the former President of Nauticon.


12.  Commitments

Operating Leases

The Company leases certain sales offices, plant space, and equipment under operating lease agreements which expire at various times through1999. Total rent expense was $108,676, $82,219, and 36,708 in 1997, 1996, and 1995,
respectively.

Future minimum rental commitments as of December 31, 1997 were as follows:

Year ending December 31,
     1998                         94,782
     1999                         58,368
     Thereafter                    1,579
                             ------------
                             $   154,729
                             ============

The Company subleases a sales office and plant space under a lease agreement which expires in 1999. Total rental income from the sublease agreements was $66,528 ($23,402 and $36,708 in 1996 and 1995, respectively).









                                     F-19
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Litigation

Management of the Company is seeking to recoup damages from the former president and shareholder of Nauticon, in connection with Nauticon's acquisition by the Company. Related to this matter is the ownership of certain patents ($508,153 carrying value at December 31, 1997) and the amount of compensation owed to the former Nauticon shareholder ($88,600 accrued and included in accounts payable and accrued liabilities at December 31, 1997). The former Nauticon shareholder was granted options to purchase 133,763 shares of common stock of the Company at $1.50 per share (increasing to $2.00 per share before expiring in July, 2000). It is the opinion of management that this matter will not have a material adverse effect on the Company's financial position or results of operations.
















































                                     F-20