Form 10-Q
period 1998-03-31
POWERCOLD CORP
filed 1998-05-15
CIK 827055

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


As of March 31, 1998, 6,143,149 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $2,045,385








                  Sequential Page  1 of 12

                             POWERCOLD CORPORATION

                               AND SUBSIDIARIES


                                     INDEX



PART I.   FINANCIAL INFORMATION                                           Page


  Item 1: Financial Statements (Unaudited)


          Consolidated Balance Sheets as of
          March 31, 1998 and December 31, 1997.                              3

          Consolidated Statement of Operations for Three and Nine
          Months Ended March 31, 1998 and March 31, 1997.                    4

          Consolidated Statement of Changes in Stockholders' Equity
          for Three Months Ended March 31, 1997 and March 31, 1998.          5

          Consolidated Statement of Cash Flows for Three and Six
          Months Ended March 31, 1998 and March 31, 1997.                    6

          Notes to Consolidated Financial Statements at March 31, 1998.      7


  Item 2: Management's Discussion and Analysis of                            8
          Financial Condition and Results of Operations.




PART II.   OTHER INFORMATION                                                12


  Item 1.   Legal Proceedings.

  Item 2.   Changes in Securities.

  Item 3.   Defaults Upon Senior Securities.

  Item 4.   Submission of Matters to a Vote of Security Holders.

  Item 5.   Other Information.

  Item 6.   Exhibits and Reports on Form 8-K.









                  Sequential Page  2 of 12

POWERCOLD CORPORATION                                             CONSOLIDATED STATEMENT OF FINANCIAL
AND SUBSIDIARIES                                                  POSITION AT MARCH 31, 1998
(UNAUDITED)                                                       AND DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------

                                                                      31-Mar         DECEMBER 31,
                           ASSETS                                      1998              1997
                                                                    -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                                           ($4,780)          $2,274
   Cash, invested through related party                                589,083          597,300
   Restricted cash                                                     600,000          600,000
   Accounts receivable, net of allowance for doubtful
     accounts of $7,718 and $7,718 respectively.                       140,402          117,680
   Interest receivable                                                                   58,082
   Inventories                                                          52,156           69,082
   Prepaid expenses and other current assets                             8,959           13,162
   Refundable income tax                                               124,156          124,156
                                                                    -----------      -----------

     Total Current Assets                                            1,509,976        1,581,736

OTHER ASSETS:
   Investment in securities available for sale                           1,519              206
   Property and equipment, net                                          59,317           65,574
   Patent rights and related technology, net                           491,385          508,153
   Goodwill, net                                                        71,056           73,688
                                                                    -----------      -----------

     Total Other Assets                                                623,277          647,621

TOTAL ASSETS                                                        $2,133,253       $2,229,357
                                                                    ===========      ===========

           LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                                               423,711          411,108
   Accounts payable                                                    167,489          166,954
   Accrued expenses                                                    183,820          164,973
   Income taxes payable                                                 74,156           74,156
                                                                    -----------      -----------

     Total Current Liabilities                                         849,176          817,191

Commitments

STOCKHOLDERS' EQUITY:
   Common Stock - $0.001 par value, 200,000,000
     shares authorized, 6,143,149 and 5,995,269
     shares issued at March 31, 1998 and
     December 31, 1997, respectively                                     6,143            5,995
   Additional paid-in capital                                        4,136,621        4,099,799
   Amount due from shareholders                                         (7,500)          (7,500)
   Unrealized gain (loss) on securities available for sale                (134)             (50)
   Retained earnings (accumulated deficit)                          (2,851,053)      (2,686,078)
                                                                    -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                           1,284,077        1,412,166
                                                                    -----------      -----------

TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                          $2,133,253       $2,229,357
                                                                    ===========      ===========


The accompanying notes are an integral part of these financial statements. Sequential Page 3 of 12

POWERCOLD CORPORATION                             CONSOLIDATED STATEMENT OF OPERATIONS
AND SUBSIDIARIES                                  FOR THE THREE MONTH PERIODS ENDED
UNAUDITED                                         MARCH 31, 1998 AND MARCH 31, 1997
----------------------------------------------------------------------------------------

                                                      MARCH 31,           MARCH 31,
                                                         1998               1997
                                                      ----------         ----------
SALES REVENUE:
   Product Sales                                        $29,524             $8,217
   Services                                              40,374             27,006
                                                      ----------         ----------


      Total Revenue                                      69,898             35,223

COST OF REVENUE:
   Product Sales                                         52,754             25,179
   Services                                                                    500
                                                      ----------         ----------


      Total cost of revenue                              52,754             25,679

      Gross Margin                                       17,144              9,544

OPERATING EXPENSES:
   Sales and marketing                                   66,882             39,942
   General and administrative                           107,725            134,766
   Research and development                                                 29,178
                                                      ----------         ----------

      Total operating expense                           174,607            203,886
                                                      ----------         ----------

Income (loss) from operations before equity in
   earnings of unconsolidated affiliate                (157,463)          (194,342)

Equity in loss of unconsolidated affiliate                                (327,593)
                                                      ----------         ----------

Income (loss) before other income (expense)            (157,463)          (521,935)

Other income (expense):
   Interest and other income                              5,782             27,079
   Interest and other expense                            (6,961)           (10,204)
   Other                                                 (6,333)              (191)
                                                      ----------         ----------

      Total other income (expense)                       (7,512)            16,684
                                                      ----------         ----------

Income (loss) before provision for income taxes        (164,975)          (505,251)

Provision (benefit) for income taxes
   Federal current provision                                               (66,076)
   Federal deferred provision
                                                      ----------         ----------

                                                                           (66,076)
                                                      ----------         ----------

Net income (loss)                                     ($164,975)         ($439,175)
                                                      ==========         ==========

Net loss per share                                       ($0.03)            ($0.08)
                                                      ==========         ==========

Weight average number of shares                       6,080,711          5,838,269
                                                      ==========         ==========


The accompanying notes are an integral part of these financial statements. Sequential Page 4 of 12

POWERCOLD CORPORATION                                                        CONSOLIDATED STATEMENTS OF CHANGES IN
AND SUBSIDIARIES                                                             STOCKHOLDERS' EQUITY FOR THE THREE MONTH
UNAUDITED                                                                    PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            UNREALIZED
                                                                  ADDITIONAL    AMOUNTS    GAIN  (LOSS)
                                                COMMON  STOCK      PAID-IN     DUE FROM    ON SECURITIES  ACCUMULATED
                                             STOCK      AMOUNT     CAPITAL    STOCKHOLDERS   FOR SALE      (DEFICIT)      TOTAL
                                            ----------- --------- ----------- ------------ -------------- ------------ ------------

Balances At January 1, 1997                  5,838,269     5,838   4,036,633       (7,500)       (19,626)      33,555    4,048,900

Net (Loss) For The Three Month Period
   Ended March 31, 1997                                                                                      (439,175)   ($439,175)
                                            ----------- --------- ----------- ------------ -------------- ------------ ------------


Balances At March 31, 1997                   5,838,269     5,838   4,036,633       (7,500)       (19,626)    (405,620)  $3,609,725
                                            =========== ========= =========== ============ ============== ============ ============






Balances At January 1, 1998                  5,995,269    $5,995  $4,099,799      ($7,500)          ($50) ($2,686,078)  $1,412,166

Issuance of Common Stock For Accounts          147,880       148      36,822                                                36,970
   Payable
Net Income For The Three Month Period
   Ended March 31, 1998                                                                                      (164,975)    (164,975)

Unrealized holding gains (loss) arising
   during the period                                                                                 (84)                      (84)
                                            ----------- --------- ----------- ------------ -------------- ------------ ------------



Balances At March 31, 1998                   6,143,149    $6,143  $4,136,621      ($7,500)         ($134) ($2,851,053)  $1,284,077
                                            =========== ========= =========== ============ ============== ============ ============











The accompanying notes are an integral part of these financial statements. Sequential Page 5 of 12

POWERCOLD CORPORATION                                     CONSOLIDATED STATEMENT OF CASH FLOWS
AND SUBSIDIARIES                                          FOR THE THREE MONTH PERIODS ENDED
UNAUDITED                                                 MARCH 31, 1998 AND MARCH 31, 1997
-----------------------------------------------------------------------------------------------

                                                               MARCH 31,           MARCH 31,
                                                                 1998                1997
                                                            -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                            ($164,975)          ($439,175)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities
     Depreciation and Amortization                                24,423              54,189
     Net loss on sale of securities                                5,100                 191
     Equity in unconsolidated affiliate                                              327,593
     Common stock issued for operating expenses                   36,970
     Changes in assets and liabilities
       Trade accounts receivable                                 (22,722)             27,290
       Interest Receivable                                        58,082
       Inventories                                                16,926             (11,612)
       Prepaid expenses and other assets                           4,203                (208)
       Accounts payable                                              535              14,954
       Accrued expenses                                           18,847                 628
       Income taxes payable                                                         (116,076)
                                                            -------------       -------------

         Net cash used by operating activities                   (22,611)           (142,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (6,247)
   Desposition of property and equipment                           1,234
   Advances to affiliate                                           9,387
   Purchase of certificate of deposit                                               (100,000)
   Proceeds from sale of securities                               16,858             409,981
   Purchase of securities available for sale                     (24,525)           (373,720)
                                                            -------------       -------------

        Net cash used by investing activities                      2,954             (69,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                            25,000              99,166
   Repayment of short term borrowings                            (12,397)           (292,281)
   Repayment of short term borrowings, related parties                               (15,000)
                                                            -------------       -------------

       Net cash provided (used) by financing activities           12,603            (208,115)
                                                            -------------       -------------

Net increase (decrease) in cash and cash equivalents              (7,054)           (420,327)
   and cash related party

CASH AND CASH EQUIVALENTS                                          2,274           1,065,512
  RELATED PARTY BEGINNING OF PERIOD                         -------------       -------------


CASH AND CASH EQUIVALENTS                                        ($4,780)           $645,185
  RELATED PARTY END OF PERIOD                               =============       =============


INTEREST PAID                                                     $6,961             $10,204
INCOME TAXES PAID                                                                    $50,000

NONCASH INVESTING ACTIVITIES:
  Unrelated (loss) on sale of securities                            ($84)           ($19,626)








The accompanying notes are an integral part of these financial statements. Sequential Page 6 of 12


POWERCOLD CORPORATION                   Notes to Consolidated AND SUBSIDIARIES
                                        Financial Statements at
(Unaudited)                             March 31, 1998
-------------------------------------------------------------------------------

The condensed consolidated financial statements of PowerCold Corporation and Subsidiaries included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, PowerCold Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in PowerCold Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1997.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of the management, are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results to be expected for a full year.

On February 7, 1998, the Board of Directors approved new formal stock option plans. The new three year stock option plans at $.50 per share, subject to shareholders approval, replaces previous proposed Company stock option plans.

Key Employees: Company Directors: 50,000 stock options each. Company and Subsidiary Presidents: 100,000 stock options each.
Employees: 100,000 stock options for all employees as determined by the directors of the subsidiary companies.






























                  Sequential Page  7 of 12


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


GENERAL BUSINESS


PowerCold is a solution provider of energy efficient products for users of industrial and commercial refrigeration systems world-wide. The Company operates across many market sectors from large industrial food processors to small commercial air conditioning systems. The firm's focus is to give customers products and systems that allow them to benefit from current changes occurring in the natural gas and electrical utility marketplace. Refrigeration is the most energy intensive operation most business operators face. PowerCold has the opportunity to provide products and systems, that customers require to take advantage of these changes, to improve profitability by reducing their operating costs.

Deregulation of the gas and electric utilities will provide continuing opportunities, creating new markets for more efficient refrigeration systems. PowerCold has the products, experience and creative ability to package unique refrigeration systems for the multi-billion dollar refrigeration market. The Company is acquiring synergistic businesses, and marketing alliances are being formed with major utility companies and established refrigeration companies for these products and services.

The Company's business operations are supported by a management team with over
(150) years experience. The Company maintains administrative corporate offices in Cibolo, Texas, and Philadelphia, Pennsylvania. Engineering and manufacturing facilities are located in Cibolo, Texas.

Currently there are three wholly owned operating subsidiaries of PowerCold; RealCold Products, Inc., Nauticon, Inc. and Technicold Services, Inc. These subsidiaries manufacture, market and provide consulting services for commercial refrigeration and freezing systems for use world-wide. Nauticon manufactures and markets a unique product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. These companies offer unique and innovative products, which compliment and secure PowerCold's position in the refrigeration and air conditioning industry.

RealCold Products, Inc., a wholly owned subsidiary of the Company, located in Cibolo, Texas, designs and produces unique products and commercial refrigeration packaged systems for the refrigeration industry. RealCold Products was reorganized with its new name in March 1997, replacing RealCold Systems Inc. and RealCold Maintenance Systems, Inc. RealCold Products supports all engineering and manufacturing of commercial refrigeration packages and freezer systems.

RealCold Products Packaging - There are proposed alliances with other refrigeration companies, whereas RealCold Products packages various components adding value for a total turnkey refrigeration system. Management believes the Company should improve income and profits as this entity provides the industry expertise for its custom packaged products during 1998.

The Company originally developed and patented the most advanced, cost-effective and environmentally safe "IQF - Individual Quick Freeze" systems in the industry. RealCold Products now supports the "Quick Freeze" systems, and plans to develop the product for the rapidly growing frozen food industry in the
                  Sequential Page  8 of 12

emerging markets of Asia and Latin America where electrical power is expensive and often not reliable.

WittCold Systems, Inc., a Wittemann Company and wholly owned subsidiary of Dover Corporation acquired RealCold Systems Inc., (a former wholly owned subsidiary of PowerCold), whereas the Company receives a long term royalty payment. The two combined companies provide world wide market support for industrial refrigeration systems and merchant CO2 plants. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. The acquisition culminated after a successful (50/50) joint venture between the two companies for the manufacture and marketing of Merchant Carbon Dioxide Plants and Refrigeration System Packages. The venture has produced over $8M in sales revenue. Only the per cent of sales royalty is booked and consolidated by the Company.

It is management's belief that revenue from the royalty alliance with WittCold Systems may not be as high as previously projected for 1998, because of the overseas exchange rate versus the strong US dollar. WittCold relies mainly on the international market for sales and revenue from its Merchant CO2 systems. Todate there are over $30M in proposals for new CO2 and industrial refrigeration systems world wide.

Nauticon, Inc., a wholly owned subsidiary of the Company, manufactures and markets a product line of patented evaporative heat exchange systems for the air conditioning and refrigeration industry, which significantly reduces electric power consumption during peak electrical rate periods for most air conditioning and refrigeration users. The patented products are innovative and unique in design, use new material technology, are simple to manufacture, and have low operating costs. They are used for condensers, fluid coolers, booster coolers, and cooling towers. Nauticon products may revolutionize the air conditioning and refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns world wide.

The product is operating to specifications after delays in product development, and Nauticon management is excited about the prospects for substantial growth in revenues for 1998. There are over 100 systems installed to date, and the Company expects to double growth annually over the next three years. Nauticon recently installed 35 condensers at a new shopping center in California. There is the potential for an additional 50 systems for other shopping centers. The initial order was very competitive, whereas the application test ran on site for four weeks. Todate there are over $700K of proposals out for new system orders projected over the next few months. Nauticon now has 16 distributors throughout the US, and is in negotiations with some of the largest OEM refrigeration manufactures for product manufacturing and marketing alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections. Primary sales targets are the large OEM refrigeration manufacturers that could produce and distribute product under their own private label. Besides marketing direct through agents in the US, other market outlets will be through major distributors world wide.

Technicold Services, Inc. (TSI) offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. TSI also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. TSI also publishes a quarterly newsletter, COLD TALK, which reaches over (2000) refrigeration supervisors and technicians.

                  Sequential Page  9 of 12


Rotary Power International, Inc. (RPI) - The world's only manufacturer of stratified charge rotary engines and large rotary engines. PowerCold currently owns 30% of RPI and was to acquire 100% of RPI, but the merger between the two companies was not successful. PowerCold's prime interest is the Industrial Natural Gas engine business with its compact packaged screw compressor refrigeration system.

Deregulation of gas and electric utilities is creating major changes in energy use and costs. RPI's natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Supermarkets, as the initial target market, have been estimated to save a minimum of 15% energy savings with one engine per store. The market includes over 30,000 supermarkets which consume 4% of the electrical energy used in the US. Also, through associated overseas markets there is a complementary demand and need for low cost energy for similar refrigeration systems in remote areas of the world.

The Company is continually seeking related acquisitions and joint venture partners with synergistic energy efficient products; to enhance and support its growth plans and goals, and to become a comprehensive industry wide solution provider for the refrigeration and air conditioning industry

The Company's mission is to be a solution provider of energy efficient products for the multi-billion dollar refrigeration, air condition and power industry. The Company's goal is to achieve profitable growth and increase shareholder value - providing superior products and services through related acquisitions and joint ventures.

Management intends to continue to utilize and develop the remaining intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from such intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

The Company is currently live on the INTERNET, a world wide information network. The real time system will provide anyone, shareholder, investor or customer, with Company news releases, financial data and product information.
PowerCold Web Page   http://www.powercold.com.


RESULTS OF OPERATIONS - First Quarter 1998

The Company's Consolidated Statements of Operations for the first quarter ended March 31, 1998 compared to the first quarter ended March 31, 1997: Total revenue for the first quarter 1998 was $69,898 compared to $35,223 for 1997; operating loss of ($157,463) for 1998 compared to ($194,342) for 1997; and net loss of ($164,975) or ($0.03) per share for 1998 compared to a net loss of ($439,175) or ($0.08) per share for 1997. Net income (loss) per share was based on weighted average number of shares of 6,080,711 for 1998 compared to 5,838,269 for 1997.

The Company's Consolidated Balance Sheets as of March 31, 1998 and March 31, 1997 respectively: Total current assets were $1,509,976 for 1998 and $1,581,736 for 1997; total assets were $2,133,253 for 1998 and $2,229,357 for
1997; total liabilities were $849,176 for 1998 and $817,191 for 1997; total stockholders' equity was $1,284,077 for 1998 and $1,412,166 for 1997; and the Company has no long term debt.


                 Sequential Page  10 of 12

The first quarter ending March 31, 1998; operating loss was due to maintaining general Company operating overhead including additional start-up marketing costs for the Nauticon product line. The Company issued a total of 147,880 shares of new common restricted shares in March 31, 1998 in satisfaction of recorded liabilities, for expenses and services rendered.

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

Management believes that its working capital may not be sufficient to support both its operations and growth plans for acquisitions and joint ventures for the near future. Management is currently in negotiations with related business alliances. Therefore, to support the Company's growth and goals, management is seeking additional funding for this purpose.

Financial Summary:

                            Three Months Ended    Three Months Ended
                                March 31, 1998        March 31, 1997
                             ------------------    ------------------

Revenue                                $69,898               $35,223

Net Income (Loss)                   ($164,975)            ($439,175)

Net Income (Loss) Per Share            ($0.03)               ($0.08)

Shares Outstanding (Avg.)            5,903,160             5,872,005

Total Assets                        $2,133,253            $2,229,357

Total Liabilities                     $849,176              $817,191

Total Stockholders Equity           $1,284,077            $1,412,166


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





                 Sequential Page  11 of 12

PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          Exhibit 27 - Financial Data Schedule


                             POWERCOLD CORPORATION

                                   FORM 10-Q

                              SEPTEMBER 30, 1997


Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Date: May 12, 1998


                         POWERCOLD CORPORATION



                         /s/Francis L. Simola
                         ---------------------
                         Francis L. Simola
                         President and CEO





                 Sequential Page  12 of 12