Form 10-Q
period 1998-06-30
POWERCOLD CORP
filed 1998-08-12
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended  June 30, 1998

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


As of June 30, 1998, 6,345,796 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,966,122








                  Sequential Page  1 of 14



                             POWERCOLD CORPORATION

                               AND SUBSIDIARIES


                                     INDEX




PART I.   FINANCIAL INFORMATION                                  Page


     Item 1:   Financial Statements (Unaudited)

        Consolidated Balance Sheets as of
        June 30, 1998 and December 31, 1997.                          3

        Consolidated Statement of Operations for Three and Six
        Months Ended June 30, 1998 and June 30, 1997.                 4

        Consolidated Statement of Changes in Stockholders' Equity
        for Three Months Ended June 30, 1998 and June 30, 1997.       5

        Consolidated Statement of Cash Flows for Three and Six
        Months Ended June 30, 1998 and June 30, 1997.                 6

        Notes to Consolidated Financial Statements at June 30, 1998.  7


     Item 2:   Management's Discussion and Analysis of                8
               Financial Condition and Results of Operations.



PART II.   OTHER INFORMATION                                          13


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.








                  Sequential Page  2 of 14

 POWERCOLD CORPORATION                                   CONSOLIDATED STATEMENT OF FINANCIAL
 AND SUBSIDIARIES                                        POSITION AT June 30, 1998
 (UNAUDITED)                                             AND DECEMBER 31, 1997
---------------------------------------------------------------------------------------------
                                                              June 30,           DECEMBER 31,
                   ASSETS                                      1998                  1997
                                                            -----------          -------------
 CURRENT ASSETS:
    Cash and cash equivalents                                   $4,042                 $2,274
    Restricted cash                                            600,000                600,000
    Accounts receivable, net of allowance for doubtful
      accounts of $7,718 and $7,718 respectively.              127,449                117,680
    Interest receivable from affiliate                                                 58,082
    Interest receivable                                          9,918
    Other receivable                                             4,583
    Inventories                                                 40,923                 69,082
    Prepaid expenses and other current assets                    9,036                 13,162
    Refundable income tax                                      124,156                124,156
                                                            -----------          -------------

      Total Current Assets                                     920,107                984,436

 OTHER ASSETS:
    Investment in securities                                                              206
    Investment in securities through affiliate                 675,014                597,300
    Property and equipment, net                                 54,294                 65,574
    Patent rights and related technology, net                  474,616                508,153
    Goodwill, net                                               68,424                 73,688
                                                            -----------          -------------

      Total Other Assets                                     1,272,348              1,244,921

 TOTAL ASSETS                                               $2,192,455             $2,229,357
                                                            ===========          =============

   LIABILITIES  AND  STOCKHOLDERS'  EQUITY

 CURRENT LIABILITIES:
    Short-term borrowings                                      427,354                411,108
    Accounts payable                                           170,289                166,954
    Accrued expenses                                           211,937                164,973
    Income taxes payable                                        74,156                 74,156
                                                            -----------          -------------

      Total Current Liabilities                                883,736                817,191

 Commitments

 STOCKHOLDERS' EQUITY:
    Common Stock - $0.001 par value, 200,000,000
      shares authorized, 6,345,749 and 5,995,269
      shares issued at June 30, 1998 and
      December 31, 1997, respectively                            6,346                  5,995
    Additional paid-in capital                               4,308,668              4,099,799
    Amount due from shareholders                                (7,500)                (7,500)
    Unrealized gain (loss) on securities available for sale                               (50)
    Retained earnings (accumulated deficit)                 (2,998,795)            (2,686,078)
                                                            -----------          -------------

 TOTAL STOCKHOLDERS' EQUITY                                  1,308,719              1,412,166
                                                            -----------          -------------

 TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                 $2,192,455             $2,229,357
                                                            ===========          =============

The accompanying notes are an integral part of these financial statements. Sequential Page 3 of 12


 POWERCOLD CORPORATION                                    CONSOLIDATED STATEMENTS OF OPERATIONS
 AND SUBSIDIARIES                                         FOR THE THREE AND SIX MONTH PERIODS
 UNAUDITED                                                ENDED JUNE 30, 1998 AND JUNE 30, 1997
---------------------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                 1998          1997          1998          1997
                                               ----------    ----------    ----------    ----------
 SALES REVENUE:
    Product Sales                               $150,916       $22,530      $180,440       $30,747
    Services                                      43,168        48,921        83,542        75,927
                                               ----------    ----------    ----------    ----------

       Total Revenue                             194,084        71,451       263,982       106,674

 COST OF REVENUE:
    Product Sales                                140,361        37,475       193,115        62,654
    Services                                         884                         884           500
                                               ----------    ----------    ----------    ----------

       Total Cost of Revenue                     141,245        37,475       193,999        63,154
                                               ----------    ----------    ----------    ----------

       Gross Margin                               52,839        33,976        69,983        43,520

 OPERATING EXPENSES:
    Sales and Marketing                          148,576        73,976       215,458       113,918
    General and Administrative                   126,559       148,023       234,324       282,789
    Research and Development                                    19,985                      49,163
                                               ----------    ----------    ----------    ----------

     Total Operating Expenses                    275,175       241,984       449,782       445,870
                                               ----------    ----------    ----------    ----------

       Operating Income (Loss)                  (222,336)     (208,008)     (379,799)     (402,350)

       Equity in loss of Unconsolidated
         affiliate                                            (100,000)                   (427,593)
       Gain on sale of 35 of interest in
         unconsolidated affiliate                 37,121                      37,121
                                               ----------    ----------    ----------    ----------

       Income (Loss) Before Other Income        (185,215)     (308,008)     (342,678)     (829,943)

 OTHER INCOME (EXPENSE):
    Interest and Other Income                     43,307        50,124        49,089        77,203
    Interest and OtherExpense                     (5,836)       (7,711)      (12,797)      (17,915)
    Other Expense                                              (25,504)       (6,333)      (25,695)
                                               ----------    ----------    ----------    ----------

       Total Other Income (Expense)               37,471        16,909        29,959        33,593
                                               ----------    ----------    ----------    ----------

 Income (Loss) Before Provision
    For Income Taxes                            (147,744)     (291,099)     (312,719)     (796,350)

 PROVISION (BENEFIT)
    For Income Taxes Current                                   (58,080)                   (124,156)
                                               ----------    ----------    ----------    ----------

 Net Income (Loss)                             ($147,744)    ($233,019)    ($312,719)    ($672,194)
                                               ==========    ==========    ==========    ==========

 NET INCOME (LOSS) PER SHARE                      ($0.02)       ($0.04)       ($0.05)       ($0.11)
                                               ==========    ==========    ==========    ==========

 WEIGHTED AVERAGE NUMBER OF SHARES             6,231,507     5,873,873     6,156,525     5,856,170
                                               ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements. Sequential Page 4 of 12


 POWERCOLD CORPORATION                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 AND SUBSIDIARIES                                                 FOR THE THREE AND SIX MONTH PERIODS
 UNAUDITED                                                        ENDED JUNE 30, 1998 AND JUNE 30, 1997
---------------------------------------------------------------------------------------------------------------------------------

                                                                                          UNREALIZED GAIN
                                                                  ADDITIONAL     AMOUNTS     (LOSS) ON
                                                COMMON  STOCK       PAID-IN      DUE FROM    SECURITIES  ACCUMULATED
                                             STOCK      AMOUNT      CAPITAL    STOCKHOLDERS   FOR SALE    (DEFICIT)      TOTAL
                                            ----------  --------  -----------      --------   ---------  ------------  -----------

 Balances At April 1, 1997                  5,838,269    $5,838   $4,036,633       ($7,500)   ($19,626)    ($405,620)  $3,609,725

 Issuance of Common Stock For Accounts
 Payable                                       40,000        40       24,958                                               24,998

 Unrealized gain (loss) on securities as
    available for sale                                                                          (4,312)                    (4,312)

 Net Income (loss) For The Three Month
 Period
 Ended June 30, 1997                                                                                        (233,019)    (233,019)
                                            ----------  --------  -----------      --------   ---------  ------------  -----------

 Balances At June 30, 1997                  5,878,269    $5,878   $4,061,591       ($7,500)   ($23,938)    ($638,639)  $3,397,392
                                            ==========  ========  ===========      ========   =========  ============  ===========



 Balances At April 1, 1998                  6,143,149    $6,143   $4,136,621       ($7,500)      ($134)  ($2,851,053)  $1,284,077

 Issuance of Common Stock For Accounts
 Payable                                       85,000        85       72,165                                               72,250

 Sale of Common Stock                         117,647       118       99,882                                              100,000

 Net Income (loss) For The Three Month
 Period
 Ended June 30, 1998                                                                               134      (147,742)    (147,608)
                                            ----------  --------  -----------      --------   ---------  ------------  -----------

 Balances At June 30, 1998                  6,345,796     $6,346   $4,308,668  $    (7,500)          $0  ($2,998,795)  $1,308,719
                                            ==========  ========  ===========      ========   =========  ============  ===========











The accompanying notes are an integral part of these financial statements. Sequential Page 5 of 12

 POWERCOLD CORPORATION                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 AND SUBSIDIARIES                                           FOR THE THREE AND SIX MONTH PERIODS
 UNAUDITED                                                  ENDED JUNE 30, 1998 AND JUNE 30, 1997
------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                   1998          1997          1998          1997
                                                 ----------    ----------    ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                            ($147,742)    ($233,019)    ($312,717)    ($672,194)
 Adjustments to reconcile net income (loss)
      to net cash used in operating activties
    Depreciation and Amortization                   24,424        54,440        48,847       108,629
    Net loss on sale of securities                                25,504         5,100        25,695
    Equity in unconsolidated affiliate                           100,000                     427,593
    Common stock issued for expenses                72,250        24,998       109,220        24,998
    Changes in assets and liabilities
      Trade accounts receivable                     12,953       (59,705)       (9,769)      (32,415)
      Interest receivable                           (9,918)                     48,164
      Other receivable                              (4,583)                     (4,583)
      Inventories                                   11,233           653        28,159       (10,959)
      Prepaid expenses and other assets                (77)          710         4,126           502
      Accounts payable and expenses                  2,800        65,246         3,335        80,828
      Accrued expenses                              28,117                      46,964
      Income taxes payable                                       (58,080)                   (174,158)
                                                 ----------    ----------    ----------    ----------

      Net Cash Used By
        Operating Activities                       (10,543)      (79,253)      (33,154)     (221,481)
                                                 ----------    ----------    ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                            (6,120)                    (12,367)
    Disposition of property and equipment                                        1,234
    Purchase of certificate of deposit                                                      (100,000)
    Proceeds from sale of sercurities                            585,849        16,858       995,830
    Purchase of securities                          (2,997)     (189,881)      (27,522)     (563,601)
    Advances to affiliated company                 (81,281)     (216,768)      (71,894)     (216,768)
                                                 ----------    ----------    ----------    ----------

    Net Cash Provided (Used) By
      Investing Activities                         (84,278)      173,080       (81,324)      103,094

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock         100,000                     100,000
    Proceeds from short term borrowings              3,643        24,342        28,643       123,508
    Proceeds related short term borrow                            11,750                      11,750
    Payments on capital lease
    Repayment of short term borrowings                          (222,543)      (12,397)     (514,824)
    Repayment related short term borrow                                                      (15,000)
                                                 ----------    ----------    ----------    ----------

    Net Cash Provided (Used) By
      Financing Activities                         103,643      (186,451)      116,246      (394,566)
                                                 ----------    ----------    ----------    ----------

 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              8,822       (92,624)        1,768      (512,953)

 CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                          (4,780)      645,185         2,274     1,065,512
                                                 ----------    ----------    ----------    ----------

 CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                 $4,042      $552,561        $4,042      $552,561
                                                 ==========    ==========    ==========    ==========

 INTEREST PAID                                      $5,836        $7,711       $12,797       $17,915
 INCOME TAXES PAID                                                                           $50,000

 NONCASH INVESTING ACTIVITIES:
   Unrelated (loss) on sale of securities             $218       ($5,312)         $134      ($24,938)


The accompanying notes are an integral part of these financial statements. Sequential Page 6 of 12


POWERCOLD CORPORATION AND                         Notes to Consolidated
SUBSIDIARIES                                      Financial Statements at
(Unaudited)                                       June 30, 1998



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

RealCold Products Packaging - There are proposed alliances with other refrigeration companies, whereas RealCold Products packages various components adding value for a total turnkey refrigeration system. Management believes the Company should improve income and profits as this entity provides the industry expertise for its custom packaged products.

The Company originally developed and patented the most advanced, cost-effective and environmentally safe "IQF - Individual Quick Freeze" systems in the industry. RealCold Products now supports the "Quick Freeze" systems, and plans to develop the product for the rapidly growing frozen food industry in the

                  Sequential Page  8 of 14

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

Nauticon, Inc., a wholly owned subsidiary of the Company, manufactures and markets a product line of patented evaporative heat exchange systems for the air conditioning and refrigeration industry, which significantly reduces electric power consumption during peak electrical rate periods for most air conditioning and refrigeration users. The patented products are innovative and unique in design, use new material technology, are simple to manufacture, and have low operating costs. They are used for condensers, fluid coolers, booster coolers, and cooling towers. Nauticon products may revolutionize the air conditioning and refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns worldwide.

The product is operating to specifications after delays in product development, and Nauticon management is excited about the prospects for substantial growth in revenues for 1998. There are over 130 systems installed to date, and the Company expects to double growth annually over the next three years. Nauticon recently installed 35 condensers at a new shopping center in California. There is the potential for an additional 50 systems for other shopping centers. The initial order was very competitive, whereas the application test ran on site for four weeks. Todate there are over $1M of proposals out for new system orders projected over the next few months. Nauticon now has 16 distributors throughout the US, and is in negotiations with some of the largest OEM refrigeration manufactures for product manufacturing and marketing alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections. Primary sales targets are the large OEM refrigeration manufacturers that could produce and distribute product under their own private label. Besides marketing direct through agents in the US, other market outlets will be through major distributors worldwide.

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

                  Sequential Page  9 of 14

Rotary Power International, Inc. (RPI) - The worlds only manufacturer of stratified charge rotary engines and large rotary engines. PowerCold currently owns 30% of RPI and was to acquire 100% of RPI, but the merger between the two companies was not successful. PowerCold's prime interest is the Industrial Natural Gas engine business with its compact packaged screw compressor refrigeration system.

Deregulation of gas and electric utilities is creating major changes in energy use and costs. RPI's natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Supermarkets, as the initial target market, have been estimated to save a minimum of 15% energy savings with one engine per store. The market includes over 30,000 supermarkets, which consume 4% of the electrical energy used in the US. Also, through associated overseas markets there is a complementary demand and need for low cost energy for similar refrigeration systems in remote areas of the world.

New Acquisitions - The Company is continually seeking related acquisitions and joint venture partners with synergistic energy efficient products; to enhance and support its growth plans and goals, and to become a comprehensive industry wide solution provider for the refrigeration and air conditioning industry. Over the last ninety days, the Company has signed Letter's of Intent to Acquire the following two businesses. Formal Agreements are being prepared and will be consummated when both parties accept the terms and conditions of the final agreements.

Channel Ice Technologies - The Company plans to acquire, through a newly formed subsidiary company, Channel Freeze Technologies, Inc., eighty percent (80%) of the related assets and business of Channel Ice Technologies from Los Angeles, CA. based Sir Worldwide, LLC for cash, royalties and stock options.

Channel Ice Technologies has a proprietary, patented (8 patents and 3 pending) multi purpose freezing system that is highly efficient. It can be employed for freezing virtually any liquid or semi liquid product in a variety of industries including: ice plants, fish, meat and produce food products, fruit and juice products, food by-products, recreational snow for theme parks and ski resorts, plus many other applications. The Channel Ice System was introduced to the market in 1995, todate there are ten (10) systems produced. Installations are in Mexico, Japan, the Philippines and the United States. A system is presently being installed in Singapore and another to be installed in Haiti.

A major new application for the Channel Ice System is in municipal water systems, pulp and paper plants, refineries and utilities where solids are economically separated from industrial waste by the freeze/thaw method. The water in the frozen sludge drains off during thaw and the remaining materials are then disposed of and recycled at a greatly reduced cost.

Rotary Power Enterprise, Inc. - The Company has agreed to acquire 100% of Rotary Power Enterprise, Inc. for stock. Rotary Power Enterprise, Inc. recently signed an Agreement to acquire the Natural Gas Engine Business assets of Rotary Power International, Inc. (RPI) (OTC BB: RPII). The entire right, title and interest in and to RPI's Rotary Power Natural Gas and Propane Engine Business includes the intellectual property, licenses, contracts, inventory and manufacturing capability for the 65 Series Natural Gas and Propane Fueled Engines. Included are exclusive agreements with Mazda Motor Corporation and Hussmann International, Inc). PowerCold owns approximately thirty per cent (30%) equity interest in RPI, which manufactures and markets rotary engines.

Rotary Power Enterprise will have the exclusive right to sell Mazda rotor

                 Sequential Page  10 of 14

engines in North America, modified for natural gas and propane applications except for passenger automobiles and minivan applications. The Company also plans to have the exclusive right to distribute, market and sell the Series 580 and 40 natural gas/propane engine for stationary industrial/ commercial applications and oil and gas field applications. Hussmann has the exclusive right to purchase rotary engines for supermarket rack systems for operation of refrigeration equipment in North America.

Jack Kazmar will remain as President of Rotary Power Enterprise. Prior to establishing Rotary Power Enterprise, Mr. Kazmar was a Marketing Consultant with Rotary Power International from 1993 - 1997. His background and experience includes over 30 years in the commercial heating, ventilation and air conditioning equipment industry: Vice President of Sales and Marketing, ICC, a manufacturer of Desiccant based dehumidification equipment; President and Co-Founder, Skil-Aire Corporation, a manufacturer of standardized commercial heating, ventilation and air conditioning products; General Manager, Fedders Corporation, Residential and Commercial Products Division, Climatrol and Airtemp Applied; and direct sales and field management with Worthington Corporation. Mr. Kasmar holds a Bachelor of Science - Mechanical Engineering from Lafayette College.

The Company's mission is to be a solution provider of energy efficient products for the multi-billion dollar refrigeration, air condition and power industry. The Company's goal is to achieve profitable growth and increase shareholder value - providing superior products and services through related acquisitions and joint ventures.

Management intends to continue to utilize and develop the remaining intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from such intangible assets will not be impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

The Company is currently live on the INTERNET, a worldwide information network. The real time system will provide anyone, shareholder, investor or customer, with Company news releases, financial data and product information.
PowerCold Web Page  http://www.powercold.com.


RESULTS OF OPERATIONS - Second Quarter 1998

Revenue for the three and six months periods ended June 30, 1998 increased (272%) to $194,084 and (247%) to $263,982 respectively as compared to $71,451 and $106.674 for the same periods respectively in 1997.

Net Loss for the three and six months periods ended June 30, 1998 decreased (158%) to ($147,744) and (215%) to ($312,719) respectively as compared to
($233,019) and ($672,194) for the same periods respectively in 1997.

Net Loss per share for the three and six month periods ended June 30, 1998 were ($0.02) and ($0.05) respectively compared to ($0.04) and ($0.11) for the same periods respectively in 1997. Net loss per share was based on weighted average number of shares of 6.231,507 for June 30, 1998 compared to 6,156,525 for the same three month period in 1997.

The Company's Consolidated Balance Sheets as of the second quarter ended June 30, 1998 compared to the second quarter ended June 30, 1997: Total assets decreased 1.7% to $2,192,455 compared to $2,229,357; total current liabilities increased 8.1% to $883,736 compared to $817,191; total stockholders' equity

                 Sequential Page  11 of 14

decreased 7.3% to $1,308,719 compared to $1,412,166; and the Company has no long term debt.

Company revenues will continue to improve throughout 1998; because of the new marketing and sales program, the industry acceptance for Nauticon condensers, and the new packaging program for RealCold Products. The operating loss was due to general Company operating overhead, and should continue to decrease as revenue increases. The Company's asset base, as well as revenues, should continue to grow through new proposed acquisitions.

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


Financial Summary:

                              Three Months Ended        Six Months Ended
                      June 30, 1998  June 30, 1997 June 30, 1998 June 30, 1997
                      -------------- ------------- ------------- --------------


Sales/Revenue              $194,084       $71,451      $263,982       $106,674

Net Loss                  ($147,744)    ($233,019)    ($312,719)     ($672,194)

Net Loss Per Share          ($0.02)       ($0.04)       ($0.05)        ($0.11)

Shares Outstanding (Avg.) 6,231,507     5,873,873     6,156,525      5,856,170



Total Assets                                         $2,192,455     $2,229,357

Total Liabilities - Current                            $883,736       $817,191

Total Liabilities - Long Term                             $0.00          $0.00

Total Stockholders Equity                            $1,308,719     $2,229,357


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

                 Sequential Page  12 of 14




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

          None.

Item 6    Exhibits and Reports on Form 8-K.

          Exhibit (27) - Financial Data Schedule






























                 Sequential Page  13 of 14



                             POWERCOLD CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1998


Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Date: August 10, 1998


                                   POWERCOLD CORPORATION


                                   /s/Francis L. Simola
                                   ----------------------------
                                   Francis L. Simola
                                   President and CEO
































                 Sequential Page  14 of 14