Form 10-Q
period 1998-09-30
POWERCOLD CORP
filed 1998-11-12
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended September 30, 1998

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
                                         ----      -----
As of September 30, 1998, 6,577,636 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,869,197









                  Sequential Page  1 of 15


                             POWERCOLD CORPORATION

                               AND SUBSIDIARIES


                                     INDEX




PART I.   FINANCIAL INFORMATION                                            Page


    Item 1: Financial Statements (Unaudited)


    Consolidated Balance Sheets as of
      September 30, 1998 and December 31, 1997.                             3

      Consolidated Statement of Operations for Three and Nine
      Months Ended September 30, 1998 and September 30, 1997.               4

      Consolidated Statement of Changes in Stockholders' Equity
      for Three Months Ended September 30, 1998 and September 30, 1997.     5

      Consolidated Statement of Cash Flows for Three and Nine
      Months Ended September 30, 1998 and September 30, 1997.               6

      Notes to Consolidated Financial Statements at September 30, 1998.     7


    Item 2: Management's Discussion and Analysis of                         8
            Financial Condition and Results of Operations.




PART II.   OTHER INFORMATION                                               14


     Item 1.Legal Proceedings.

     Item 2.Changes in Securities.

     Item 3.Defaults Upon Senior Securities.

     Item 4.Submission of Matters to a Vote of Security Holders.

     Item 5.Other Information.

     Item 6.Exhibits and Reports on Form 8-K.







                  Sequential Page  2 of 15


POWERCOLD CORPORATION                                              CONSOLIDATED STATEMENT OF FINANCIAL
AND SUBSIDIARIES                                                   POSITION AT SEPTEMBER 30, 1998
(UNAUDITED)                                                        AND DECEMBER 31, 1997.
-------------------------------------------------------------------------------------------------------

                                                                    SEPTEMBER 30,    DECEMBER 31,
                              ASSETS                                    1998             1997
                                                                   --------------  --------------
CURRENT ASSETS:
   Cash and cash equivalents                                            $812,333          $2,274
   Restricted cash                                                       400,000         600,000
   Accounts receivable, net of allowance for doubtful
     accounts of $84,533 and $7,718 respectively.                         15,163         117,680
   Interest receivable from affiliate                                                     58,082
   Interest receivable                                                     9,918
   Employee receivable                                                     6,017
   Other receivable                                                        8,050
   Loan to Rotary Power Enterprises, Inc.                                 26,000
   Refundable income tax                                                 124,156         124,156
   Deposit on acquisition                                                 63,000
   Inventories                                                            34,583          69,082
   Prepaid expenses and other current assets                              12,246          13,162
                                                                   --------------  --------------

     Total Current Assets                                              1,511,466         984,436
                                                                   --------------  --------------

   Investment in securities                                                                  206
   Investment in securities through affiliate                            927,902         597,300
   Property and equipment, net of accumulated depreciation                48,873          65,574
   Patent rights and related technology, net                             457,847         508,153
   Goodwill, net of accumulated amortization                              65,793          73,688
                                                                   --------------  --------------

TOTAL ASSETS                                                          $3,011,881      $2,229,151
                                                                   ==============  ==============

             LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                                                $424,142        $411,108
   Accounts payable                                                      190,526         166,954
   Accrued expenses                                                      205,573         164,973
   Income taxes payable                                                   74,156          74,156
                                                                   --------------  --------------

     Total Current Liabilities                                          $894,397        $817,191
                                                                   --------------  --------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, Series A, $.001 par value
     5,000,000 shaes authorized, 1,250,000 and 0 shares
     issued and outstanding at September 30, 1998 and
     December 31, 1997, respectively                                      $1,250              $0
   Common Stock - $0.001 par value, 200,000,000
     shares authorized, 6,577,636 and 5,995,269
     shares issued at September 30, 1998 and
     December 31, 1997, respectively                                       6,577           5,995
   Additional paid-in capital                                          5,433,366       4,099,799
   Amount due from shareholders                                           (7,500)         (7,500)
   Unrealized gain (loss) on securities available for sale                                   (50)
   Retained earnings (accumulated deficit)                            (3,316,209)     (2,686,078)
                                                                   --------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                             2,117,484       1,412,166
                                                                   --------------  --------------

TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                            $3,011,881      $2,229,357
                                                                   ==============  ==============

 The accompanying notes are an integral part of these financial statements.
                                             Sequential Page 3 of 15

POWERCOLD CORPORATION                                      CONSOLIDATED STATEMENTS OF OPERATIONS FOR
AND SUBSIDIARIES                                           THE THREE AND NINE MONTH PERIODS ENDED
UNAUDITED                                                  SEPTEMBER. 30, 1998 AND SEPTEMBER. 30, 1997
--------------------------------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                             September 30,  September 30, September 30, September 30,
                                                  1998          1997          1998          1997
                                             -------------- ------------- ------------- -------------
Sales Revenue:
   Product sales                                  $104,078      $160,879      $284,519      $191,626
   Services                                        $12,265       $45,386       $95,807      $121,313
                                             -------------- ------------- ------------- -------------

      Total revenue                                116,343       206,265       380,326       312,939

Cost of revenue:
   Product sales                                   129,148       159,160       322,263       221,814
   Services                                          1,033         2,539         1,916         3,039
                                             -------------- ------------- ------------- -------------

      Total cost of revenue                        130,181       161,699       324,179       224,853
                                             -------------- ------------- ------------- -------------

      Gross margin                                 (13,838)       44,566        56,147        88,086

Operating expenses:
   Sales and marketing                             128,693        66,015       344,151       179,933
   General and administrative                      204,608       199,776       438,932       482,565
   Research and development                                       16,129                      65,292
                                             -------------- ------------- ------------- -------------

      Total operating expense                      333,301       281,920       783,083       727,790
                                             -------------- ------------- ------------- -------------

Operating income (loss)                           (347,139)     (237,354)     (726,936)     (639,704)

Equity in loss of unconsolidated affiliate                                                  (427,593)
Write off of unconsolidated affiliate                           (789,175)                   (789,175)
Gain on sale of 3% interest of unconsolidated
    affiliate                                                                   37,121
                                             -------------- ------------- ------------- -------------


Income (loss) before other income                 (347,139)   (1,026,529)     (689,815)   (1,856,472)

Other income (expenses):
   Interest and other income                        34,500        (3,417)       83,589        73,786
   Interest and other expense                       (4,775)       (6,028)      (17,572)      (23,943)
   Other Eexpense                                                 (3,123)       (6,333)      (28,818)
                                             -------------- ------------- ------------- -------------

      Total other income (expense)                  29,725       (12,568)       59,684        21,025
                                             -------------- ------------- ------------- -------------

Income (loss) before provision
   For income taxes                               (317,414)   (1,039,097)     (630,131)   (1,835,447)

Provision (benefit) for income taxes
   For income provision                                                                     (124,156)
                                             -------------- ------------- ------------- -------------


Net income (loss)                                ($317,414)  ($1,039,097)    ($630,131)  ($1,711,291)
                                             ============== ============= ============= =============

Net income (loss) per share                         ($0.05)       ($0.18)       ($0.10)       ($0.29)
                                             ============== ============= ============= =============

Weighted average number of shares                6,515,471     5,903,160     6,277,489     5,872,005
                                             ============== ============= ============= =============

 The accompanying notes are an integral part of these financial statements.
                                    Sequential Page 4 of 15

POWERCOLD CORPORATION                                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND SUBSIDIARIES                                                         FOR THE THREE AND NINE MONTH PERIODS
UNAUDITED                                                                ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  RETAINED
                                                                        ADDITIONAL    AMOUNTS     EARNINGS  ACCUMULATED
                                   PREFERRED           COMMON  STOCK      PAID-IN    DUE FROM   ACCUMULATED    OTHER
                                  STOCK   AMOUNT     STOCK      AMOUNT    CAPITAL  STOCKHOLDERS  (DEFICIT)    INCOME      TOTAL
                                ---------  -------   ---------- ------- ----------- ----------- ------------  --------- -----------

Balances At July 1, 1997                       $0    5,878,269   $5,878 $4,061,591     ($7,500)   ($638,639)  ($23,938) $3,397,392

Issuance of Common Stock                                65,000       65     22,060                                          22,125
   for Accounts Payable

Unrealized gain (loss) on
   securities as
   available for sale                                                                                           18,146      18,146

Net Income For The Three
   Month Period
   Ended September 30, 1997                                                                      (1,039,097)            (1,039,097)
                                ---------  -------   ---------- ------- ----------- ----------- ------------  --------- -----------


Balances At September 30, 1997                 $0    5,943,269   $5,943 $4,083,651     ($7,500) ($1,677,736)   ($5,792) $2,398,566
                                =========  =======   ========== ======= =========== =========== ============  ========= ===========




Balances At July 1, 1998                       $0    6,345,796   $6,346 $4,308,668     ($7,500) ($2,998,795)        $0  $1,308,719

Sale of Preferred Stock         1,250,000  $1,250                         $978,246                                        $979,496
  (net of expenses of $20,504)

Issuance of Common Stock                               117,340      117     74,431                                          74,548
   for Accounts Payable

Issuance of Common Stock
   as a Deposit on an                                  100,000      100     62,900                                          63,000
   acquisition

Issuance of Common Stock
   for Compensation                                     14,500       14      9,121                                           9,135
                                                                                                                                 0
Net Income For The Three
   Month Period                                                                                                                  0
   Ended September 30, 1998                                                                        (317,414)              (317,414)
                                ---------  -------   ---------- ------- ----------- ----------- ------------  --------- -----------

Balances At September 30, 1998  1,250,000  $1,250    6,577,636   $6,577 $5,433,366     ($7,500) ($3,316,209)        $0  $2,117,484
                                =========  =======   ========== ======= =========== =========== ============  ========= ===========

 The accompanying notes are an integral part of these financial statements.

                                       Sequential Page 5 of 15

POWERCOLD CORPORATION                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                            FOR THE THREE AND NINE MONTH PERIODS ENDED
UNAUDITED                                                   SEPTEMBER. 30, 1997 AND SEPTEMBER. 30, 1996
---------------------------------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                              September 30,  September 30, September 30,  September 30,
                                                   1997          1996           1997          1996
                                               -------------  ------------- -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                              ($317,414)   ($1,039,097)    ($630,131)   ($1,711,291)
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
   Depreciation and Amortization                     24,821         54,470        73,668        163,099
   Net loss on sale of securities                                    3,123         5,100         28,818
   Equity in unconsolidated affiliate                                                           427,593
   Write off investment in affiliate                               789,175                      789,175
   Common stock issued for expenses                  83,683         22,125       192,903         47,123
   Changes in assets and liabilities
     Trade accounts receivable                       35,471        (58,594)       25,702        (91,009)
     Provision for doubtful accounts                 76,815          7,718        76,815          7,718
     Interest receivable                                                          48,164
     Employee receivable                             (1,434)                      (6,017)
     Other receivable                                (8,050)                      (8,050)
     Loan to Rotary Power Enterprise                (26,000)                     (26,000)
     Inventories                                      6,340         (4,567)       34,499        (15,526)
     Prepaid expenses and other assets               (3,210)        (1,193)          916           (691)
     Accounts payable                                20,237         93,485        23,572        154,946
     Accrued expenses                                (6,364)        37,002        40,600         56,369
     Income taxes payable                                                                      (174,156)
     Cash used by subsidiary sold
                                               -------------  ------------- -------------  -------------

       Net cash used by operating activities       (115,105)       (96,353)     (148,259)      (317,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (1,466)                     (13,833)
   Disposition of property and equipment                                           1,234
   Purchase of certificate of deposit                                                          (100,000)
   Release of escrow from sale of subsidiary        200,000                      200,000
   Proceeds from sale of securities                                 94,407        16,858      1,090,237
   Purchase of securities                                         (126,518)      (27,522)      (690,119)
   Advances to affiliate company                   (252,888)                    (324,782)      (216,768)
   Proceeds from sale of subsidiary
   Capital contribution to subsidiary
                                               -------------  ------------- -------------  -------------

     Net Cash Provided by (Used) by Investing       (52,888)       (33,577)     (134,212)        69,517
      activities

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock        979,496                      979,496
   Proceeds from issuance of common stock                                        100,000
   Proceeds from short term borrowings                              45,173        28,643        168,681
   Proceeds from related parties                                                                 11,750
   Repayment of short-term borrings                  (3,212)                     (15,609)      (514,824)
   Repayment from related parties                                                               (15,000)
                                               -------------  ------------- -------------  -------------

   Net Cash Provided (Used) By Financing            976,284         45,173     1,092,530       (349,393)
    activities                                 -------------  ------------- -------------  -------------

NET Increase (Decrease) in Cash                     808,291        (84,757)      810,059       (597,708)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 4,042        552,561         2,274      1,065,512
                                               -------------  ------------- -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $812,333       $467,804      $812,333       $467,804
                                               =============  ============= =============  =============

INTEREST PAID                                        $4,775         $6,026       $17,572        $23,943
INCOME TAXES PAID                                                                               $50,000

NONCASH INVESTING ACTIVITIES:
  Unrelated (loss) on sale of securities                           $18,146          $134        ($6,792)

NONCASH FINANCING ACTIVITIES:
  Deposit on Acquisition paid in stock              $63,000                      $63,000

 The accompanying notes are an integral part of these financial statements.

                                       Sequential Page 6 of 15


POWERCOLD CORPORATION                        Notes to Consolidated
AND SUBSIDIARIES                             Financial Statements at
(Unaudited)                                  September 30, 1998



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



































                  Sequential Page  7 of 15

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.


GENERAL BUSINESS


PowerCold is a solution provider of energy efficient products for users of industrial and commercial refrigeration systems world-wide. The Company operates across many market sectors from large industrial food processors to small commercial air conditioning systems. The firm's focus is to give customers products and systems that allow them to benefit from current changes occurring in the natural gas and electrical utility marketplace. Refrigeration is the most energy intensive operation most business operators face. PowerCold has the opportunity to provide products and systems, that customers require taking advantage of these changes, to improve profitability by reducing their operating costs.

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

The Company's business operations are supported by a management team with over
(150) year's experience. The Company maintains administrative corporate offices in Cibolo, Texas, and Philadelphia, Pennsylvania. Engineering and manufacturing facilities are located in Cibolo, Texas.

As of September 30, 1998, there are three wholly owned operating subsidiaries of PowerCold; RealCold Products, Inc., Nauticon, Inc. and Technicold Services, Inc. These subsidiaries manufacture, market and provide consulting services for commercial refrigeration and freezing systems for use worldwide. Nauticon manufactures and markets a unique product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. These companies offer unique and innovative products, which compliment and secure PowerCold's position in the refrigeration and air conditioning industry.

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






                  Sequential Page  8 of 15



The Company originally developed and patented the most advanced, cost-effective and environmentally safe "IQF - Individual Quick Freeze" systems in the industry. RealCold Products now supports the "Quick Freeze" systems, and plans to develop the product for the rapidly growing frozen food industry in the emerging markets of Asia and Latin America where electrical power is expensive and often not reliable.

WittCold Systems, Inc., a Wittemann Company and wholly owned subsidiary of Dover Corporation acquired RealCold Systems Inc., (a former wholly owned subsidiary of PowerCold), whereas the Company receives a long term royalty payment. The two combined companies provide worldwide market support for industrial refrigeration systems and merchant CO2 plants. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. The acquisition culminated after a successful (50/50) joint venture between the two companies for the manufacture and marketing of Merchant Carbon Dioxide Plants and Refrigeration System Packages. Only the per cent of sales royalty is booked and consolidated by the Company.

It is management's belief that revenue from the royalty alliance with WittCold Systems may not be as high as previously projected for 1998, because of the overseas problems in the Asian financial markets. WittCold relies mainly on the international market for sales and revenue from its Merchant CO2 systems.

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

The product is operating to specifications after delays in product development. There are over 130 systems installed to date, and the Company expects to double growth annually over the next three years. Nauticon has set up a distributor network throughout the US, and is in negotiations with some of the largest OEM refrigeration manufactures for product manufacturing and marketing alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections. Primary sales targets are the large OEM refrigeration manufacturers that could produce and distribute product under their own private label. Besides marketing direct through agents in the US, other market outlets will be through major distributors worldwide.

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




                  Sequential Page  9 of 15



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

Intermagnetics General Corporation Investment - On September 16, 1998, the Company and Intermagnetics General Corporation (AMEX: IMG) entered into an Agreement, whereby Intermagnetics General Corporation purchased for $1,000,000 an aggregate of 1,250,000 shares of the Company's Series A Preferred Stock, par value $0.001 per share; and the Company granted Intermagnetics General Corporation an option to acquire up to 50% of the fully diluted equity of the Company. The purchase option is exercisable at a per share price of the lesser of $3.00 or market price through March 31, 1999. Various restrictions are also imposed on certain Shareholders' ability to transfer or dispose of their stock as well as allowing Intermagnetics General Corporation to nominate individuals as directors of the Company. On October 5, 1998 the Company filed a Form 8K relating to the definitive Agreement.

Intermagnetics is the largest integrated developer and manufacturer in the United States, of superconducting LTS and HTS magnets, wire and cable as well as associated low-temperature refrigeration equipment, and radio-frequency (RF) coils, the combination of which is essential to successful application of superconductivity such as Magnetic Resonance Imaging (MRI). The Company is dedicated to the development and commercialization of applied superconductivity and refrigeration systems. The Company also supplies permanent magnet systems, materials separation equipment and FRIGC(R) refrigerants as replacements for ozone-depleting refrigerants.

New innovative products include: A patented advanced subcooling system that initially will be marketed to some 35,000 supermarkets and convenience stores. The Precooled Vapor-Liquid Refrigeration Cycle could as much as double the energy savings of traditional subcooling equipment. A state of the art superconducting magnetic energy storage (SMES) system designed for both industrial end-users and electric utilities, prime for an industry that is entering a deregulation environment. The system protects critically important electric equipment against voltage sags and/or power interruptions.

The refrigeration and power industries are currently representing a demanding, new rapidly changing growth market worldwide. This new evolving market is primarily driven by two major factors; the utility industries changing energy and demand charges for the cost of energy use, and the demand for refrigeration and power for use by third world countries. The request for lower cost "clean" energy around the world introduces a new array of exciting opportunities and markets, primarily emerging by the requirement for more efficient refrigeration and power.
                 Sequential Page  10 of 15


A strategic alliance with IGC compliments and supports each Company's desire and needs with their respective energy efficient products and services. PowerCold has key personnel, industry contacts and unique products, and Intermagnetics General has the management and financial strength and complimenting products. This new emerging opportunity has all the necessary ingredients for success - jump-start a small emerging company and rapidly expand a new venture of a large company. Both companies are positioned with product technology and management services to provide supportive integrated solutions for this multi-billion refrigeration and power industry.

New Acquisitions - The Company is continually seeking related acquisitions and joint venture partners with synergistic energy efficient products; to enhance and support its growth plans and goals, and to become a comprehensive industry wide solution provider for the refrigeration and air conditioning industry.

During October 1998, the Company acquired the assets of the following two businesses. The Company has filed a Form 8K for each acquisition.

Channel Ice Technologies - The Company formed a new subsidiary company, Channel Freeze Technologies, Inc., to acquire eighty percent (80%) of the related assets and business of Channel Ice Technologies from Los Angeles, CA. based Sir Worldwide LLC for cash, royalties and stock options.

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

Rotary Power Enterprise, Inc. - The Company acquired 100% of Rotary Power Enterprise, Inc. for 100,000 shares of PowerCold stock. Rotary Power Enterprise, Inc. previously signed an Agreement to acquire the Natural Gas Engine Business assets of Rotary Power International, Inc. (RPI) (OTCBB: RPII). The entire right, title and interest in and to RPI's Rotary Power Natural Gas and Propane Engine Business includes the intellectual property, licenses, contracts, inventory and manufacturing capability for the 65 Series Natural Gas and Propane Fueled Engines. PowerCold owns approximately thirty per cent (30%) equity interest in RPI, which manufactures and markets rotary engines.

The assets consist of the intellectual property, licenses, contracts, inventory and manufacturing capability for the 65 Series Natural Gas and Propane Fueled Engines. Included is the exclusive agreement with Mazda Motor Corporation and exclusive distribution rights to Rotary Power International, Inc. 580 and 40 Series Natural Gas Engines.




                 Sequential Page  11 of 15



Rotary Power Enterprise will have the exclusive right to sell Mazda Rotor Engines in North America, modified for natural gas and propane applications except for passenger automobiles and minivan applications. Rotary Power Enterprise will also have the exclusive right to distribute, market and sell, and in certain circumstances manufacture under license, the Rotary Power International, Inc. Series 580 and 40 natural gas/propane engine for stationary industrial/commercial applications and oil and gas field applications.
Hussmann Intl. (NYSE:HSM) has the exclusive right to purchase rotary engines for supermarket rack systems for operation of refrigeration equipment in North America.

Jack Kazmar, a Director of the Company, will remain as President of Rotary Power Enterprise. Prior to establishing Rotary Power Enterprise, Mr. Kazmar was a Marketing Consultant with Rotary Power International from 1993 - 1997. His background and experience includes over 30 years in the commercial heating, ventilation and air conditioning equipment industry: Vice President of Sales and Marketing, ICC, a manufacturer of Desiccant based dehumidification equipment; President and Co-Founder, Skil-Aire Corporation, a manufacturer of standardized commercial heating, ventilation and air conditioning products; General Manager, Fedders Corporation, Residential and Commercial Products Division, Climatrol and Airtemp Applied; and direct sales and field management with Worthington Corporation. Mr. Kasmar holds a Bachelor of Science _ Mechanical Engineering from Lafayette College.

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

RESULTS OF OPERATIONS - Third Quarter 1998

Revenue for the three month period ending September 30, 1998 decreased (44%) to $116,343 form $206,265 for the same respective period in 1997, and revenue for the nine month period ending September 30, 1998 increased 22% to $380,326 from $312,939 for the same respective period in 1997.

Net Loss for the three month period ending September 30, 1998 decreased (69%) to ($317,414) form ($1,039,097) for the same respective period in 1997, and the net loss for the nine month period ending September 30, 1998 decreased (65%) to ($630,131) from ($1,711,291) for the same respective period in 1997.

Net Loss per share for the three month period ending September 30, 1998 decreased (72%) to ($0.05) form ($0.18) for the same respective period in 1997, and the Net Loss per share for the nine month period ending September 30, 1998 decreased (65%) to ($0.10) from ($0.29) for the same respective period in 1997.
                 Sequential Page  12 of 15

Net loss per share was based on weighted average number of shares of 6,515,471 for the three month period ending September 30, 1998 compared to 6,277,489 for the same respective three month period in 1997.

The Company's Consolidated Balance Sheets as of the third quarter ended September 30, 1998 compared to the third quarter ended September 30, 1997:
Total assets decreased (6%) to $3,011,881 compared to $3,212,651; total current liabilities increased 10% to $894,397 compared to $814,085; total stockholders' equity decreased (12%) to $2,117,484 compared to $2,398,566, and the Company has no long term debt.

Company revenues should continue to improve through the fourth quarter 1998; because of the industry acceptance for Nauticon condensers, the new packaging program for RealCold Products, the recent new acquisitions and a new marketing and sales program. The continued operating loss was due to general Company operating overhead, and should continue to decrease as revenue increases. The Company's asset base and stockholders equity decreased because of the write-down of certain assets (goodwill and related) at year end 1997. The asset base, as well as revenues, should continue to grow because of the new acquisitions.

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Management believes that its working capital may not be sufficient to support both its operations and growth plans for acquisitions and joint ventures for the near future. Therefore, to support the Company's growth and goals, the Company is seeking additional funding for this purpose.


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
















                 Sequential Page  13 of 15

PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6    Exhibits and Reports on Form 8-K

          8-K Filed  9/17/98

          8-K Filed 10/08/98

          8-K Filed 10/13/98

          8-K Filed 10/14/98

          Exhibit 27 - Financial Data Schedule

























                 Sequential Page  14 of 15

                             POWERCOLD CORPORATION

                                   FORM 10-Q

                              SEPTEMBER 30, 1998




Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Date: November 10, 1998


                                   POWERCOLD CORPORATION



                                   /s/Francis L. Simola
                                   -----------------------
                                   Francis L. Simola
                                   President and CEO































                 Sequential Page  15 of 15