Form 10-K
period 1998-12-31
POWERCOLD CORP
filed 1999-05-03
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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


     As of March 31, 1999, 6,834,136 shares of Common Stock were outstanding, and the aggregate market value of such shares held by unaffiliated stockholders was approximately $2,562,800.


               Documents incorporated herein by reference:  NONE







                          1 of 28

PART  I

ITEM 1.   BUSINESS

General Company Business

PowerCold is a solution provider of energy efficient products for the refrigeration, air condition and power industries. The Company operates across many market sectors from large industrial food processors to small commercial air conditioning systems. The firm's focus is to give customers products and systems that allow them to benefit from current changes occurring in the natural gas and electrical utility marketplace. Refrigeration is the most energy intensive operation most business operators face. PowerCold has the opportunity to provide products and systems, that customers require taking advantage of these changes, to improve profitability by reducing their operating costs.

Deregulation of the gas and electric utilities will provide continuing opportunities, creating new markets for more efficient refrigeration systems. PowerCold has the products, experience and creative ability to package unique refrigeration systems for the multi-billion dollar refrigeration market. To enhance this market the Company is pursuing synergistic businesses, and marketing alliances are being formed with major utility companies and established refrigeration companies for these products and services.

The Company's mission is to be a solution provider of energy efficient products for the multi-billion dollar refrigeration, air condition and power industry. The Company's goal is to achieve profitable growth and increase shareholder value by forming business alliances and providing superior technology, products and services.

Management intends to continue to utilize and develop the remaining intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from such intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

The Company is currently live on the INTERNET, a worldwide information network. The real time system will provide anyone, shareholder, investor or customer, with Company news releases, financial data and product information. Access PowerCold home web page on the INTERNET by addressing:
http://www.powercold.com.  E-mail: PWCL@powercold.com.

Company History:

International Cryogenics Systems Corporation (ICSC) was established as a private company in 1988 to fabricate and market freezer systems. The Company developed and patented the most advanced, cost-effective and environmentally safe "quick freeze" systems in the industry. In January l993 ICSC's assets were merged into a public entity. The name was changed to PowerCold Corporation (PowerCold) in April 1997, currently trading on the OTC Bulletin Board - symbol
(PWCL). In 1995 the Company acquired four companies - currently three operate as wholly owned subsidiaries of PowerCold; RealCold Products, Inc., Technicold Services, Inc. and Nauticon, Inc. RealCold Products designs and manufactures refrigeration systems, Technicold Services provide consulting services for commercial refrigeration and freezing systems for use worldwide, and Nauticon manufactures and markets a unique product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry.



                          2 of 28

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

The total value of the transaction was $724,224.90. Two of the six individuals, (Terrence J. Dunne and Francis L. Simola) receiving stock in this transaction are Directors of the Company. Terrence J. Dunne received 850,000 and Francis
L. Simola received 340,041 shares of stock respectively. This represented 49.3% of all the common stock issued for the transaction.

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

Subsidiaries

During 1995, PowerCold acquired four companies in the refrigeration business in a stock exchange transaction. These entities, which compliment and secure PowerCold's position in the industry, operated as wholly owned subsidiaries. RealCold Systems, Inc., prior to its sale to Wittcold Systems, a Wittemann Company, offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company. Nauticon, Ltd. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation, which merged into RealCold Systems, offered industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. (renamed RealCold Products, Inc.) designs and produces unique products for the refrigeration industry. Technicold Services also publishes a quarterly newsletter, COLD TALK, which reaches over
(1800) refrigeration technicians in the industry.

RealCold Systems Inc. signed a Joint Cooperative Agreement in July 1995 with The Wittemann Company, a wholly owned subsidiary of Dover Resources and Dover Corp. (NYSE - DOV), for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. The cooperation agreement combines

                          3 of 28

the technical expertise and experience of RealCold with the marketing of Wittemann. Wittemann is the world's leading manufacturer of carbon dioxide systems and refrigeration accessories employed by brewers and other fermentation processors. Wittemann has carbon dioxide systems operating in almost every country in the world. George Briley, President of RealCold Systems with over 45 years experience, is a renown expert in the innovative design and building of merchant carbon dioxide systems. This industry combination of technology, sales and manufacturing experience is unsurpassed and provides an effective and cost efficient entry for this worldwide market. Subsequently, Wittcold Systems, Inc., a division of Wittemann Company, acquired RealCold Systems in July 1997.

In August 1995, PowerCold acquired Nauticon Ltd., a company that manufactures and markets a product line of innovative evaporative heat exchange systems for the HVAC and refrigeration industry, representing over five years of development. The new patented products are innovative and unique in design and simple to manufacture. They use new material technology with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. The evaporative heat exchangers are self-cleaning in most applications thus eliminating chemical cleaning. The outstanding Nauticon product features cannot be found in competitive products. Nauticon evaporative heat exchangers serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils. They are used for condensers, fluid coolers, booster coolers, and cooling towers. The Company believes that the Nauticon products may revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns worldwide. The Nauticon application should reduce these traditional concerns and enhance the industry's growth.

The three operating subsidiaries, Technicold Services, Inc., RealCold Products, Inc. and Nauticon Ltd., supported by the parent public entity, PowerCold, supports all operating activities for the freezing systems, the refrigeration systems and the evaporative heat exchange systems respectively. Technicold provides consulting services to the refrigeration industry, and RealCold Products, Inc. supports all refrigeration and freezer systems operating from their corporate facility in Cibolo, Texas. Nauticon Ltd. supports all evaporative heat exchange and refrigeration systems and operations from their corporate facility in Cibolo, Texas. The corporate manufacturing facility supports all technical and service product operations including; design and engineering; assemble and fabrication; administration; marketing, sales support and consulting services. Sales and marketing activities are supported by represented agents, dealers and distributors.

Synergy of operations; people and product activity all related with respective refrigeration product knowledge. People are cross-trained and knowledgeable about all products. Sales agents and distributors may market related industry products to the same customer. Products produced for the refrigeration business are also needed to compliment the freezing system. Packaged refrigeration systems are a longer sales cycle, higher sale price; refrigeration products and components, such as Nauticon, have a shorter sales cycle, lower sale price

Affiliate - In December 1996 the Company agreed in principal to merge/acquire Rotary Power International, Inc. The Company initially acquired a 30% equity interest in RPI (2M shares of common stock for $1M), and proposed a merger of

                          4 of 28

the companies in a stock for stock transaction, whereby RPI would become a wholly owned subsidiary of the Company. A Plan of Agreement and Merger was signed with Rotary Power International, Inc. ("RPI") on March 21, 1997 subject to RPI shareholder approval. Each shareholder of RPI will receive .363 shares of the Company's common stock (1.56M shares) upon shareholder approval.

There were two major reasons for the acquisition of RPI. - The refrigeration industry desires packaged refrigeration systems and RPI'S engines add growth value to our products along with packaging ability. Current deregulation of gas and electric utilities is creating major competitive changes in energy use and costs. RPI'S natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Through associated markets overseas there is a complementary demand and need for energy, (portable generators) and for refrigeration and CO2 systems in remote areas of the world. RPI primarily marketed engines to the US government and has had multi-million dollar revenue years. The Company now had the opportunity to commercialize a proven product that has tens of millions of dollars and years of development experience behind it.

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

Prior to the decline of RPI as set forth below, RPI was the world's only manufacturer of stratified charge rotary engines and large rotary engines. RPI was the internationally recognized leader in the development and commercialization of rotary engines (15-3000 horsepower) for use in industrial, marine and hybrid-electric vehicular markets. RPI was formed by Richard M.H. Thompson, affiliates of Loeb Partners Corporation and management in October 1991 to buy the assets and business of the Rotary Engine Division of John Deere Technologies International, Inc. In 1984, John Deere had bought the Rotary Engine Division from Curtis-Wright Corporation, which had operated it since 1958.

On July 21, 1997, the Company and Rotary Power International, Inc. agreed to amend Section 1.2 - The Closing by extending the Agreement an additional forty-five (45) days. The First Amendment to the Plan and Agreement of Merger, the extension on the Plan and Agreement of Merger between the Company and Rotary Power International, Inc., expired on September 5, 1997, accordingly, the Plan and Agreement of Merger is no longer in effect.

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

                          5 of 28

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

New Acquisitions

Rotary Power Enterprise, Inc. - Recently formed as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International. The agreement includes: the business assets including intellectual property, inventory and manufacturing capability; a marketing agreement with the Hussmann Corporation, the world's largest supplier of supermarket refrigeration equipment for marketing the natural gas engine screw compressor systems to supermarkets; the North American rights to the small 65 series Mazda natural gas engine block, subject to Mazda Agreement; and Distributor Agreement for the 580 and 40 series engines from Rotary Power International, Inc. The rotary engine driven screw compressor refrigeration system significantly reduces refrigeration electrical demand during the most expensive periods of the day and year.

Deregulation of gas and electric utilities is creating major changes in energy use and costs. The natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Supermarkets, as the initial target market, have seven natural gas engine screw compressor systems installed. The systems currently provide a minimum of 15% energy savings with one engine per store. The market includes over 30,000 supermarkets that consume 4% of the electrical energy used in the US. Also, through associated overseas markets there is a complementary demand and need for low cost energy for similar refrigeration systems in remote areas of the world.

Other target markets for the rotary engines include: Large cold storage facilities, food processing plants, ice rinks and natural gas wellhead, pipeline and distribution network. Packaged industrial refrigeration systems produced by RealCold Products will now use natural gas rotary engines instead

                          6 of 28

of competitor engines. A packaged, commercial air conditioning system was designed using natural gas rotary engine and the Nauticon evaporative condenser for large building facilities.

Channel Freeze Technologies, Inc. - Recently formed as a new PowerCold entity to acquire 80% of the assets of Channel Ice Technologies, a proprietary patented and economical multi-purpose freezing system, suitable for virtually any liquid or semi-liquid product, that is inherently more efficient than prior technologies in a variety of industries including; block ice - for ice plants, fish and produce industries; food and food byproducts - for food suppliers and their leftover byproducts, fruit and juice products. The most notable new application is for highly efficient management of liquid and semi-liquid industrial waste products for municipal water, pulp and paper plants and utilities. The freeze-thaw process; waste is frozen, the water in the frozen sludge drains almost immediately during thaw, and the remaining materials are than disposed of at greatly reduced cost, recycled or sold off. Very swift, economical freezing of the products is much more cost effective, up to one-third the cost, than with bulk, blast freezing or drum freezing.

Alturdyne Energy Systems, Inc. _ A Letter of Agreement has been signed by The Company to acquire Alturdyne Energy Systems from Alturdyne. The formal Agreement is in legal review and process and should be completed by April 30, 1999. Alturdyne Energy Systems as a wholly subsidiary of PowerCold will market natural gas engine driven water chillers, pumps, air compressors and generators. RealCold Products will manufacture the water chillers under the name ALTURCHILL.

Strategic Alliance

Alturdyne - An innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven
chillers.   Alturdyne is an approved vendor for all the "Baby Bells" telephone companies that are regulated to maintain standby power. This regulation results in the telephone companies purchasing a significant number of generator sets every year. There are over 3600 units installed, and Alturdyne provides service field support for these systems and other manufactured units. The generator set market is a major new and replacement market for rotary engines where Alturdyne has extensive manufacturing experience.

Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Their capabilities and experience in developing low cost, customer power packages that meet specific needs have established Alturdyne's excellent reputation in the industry. Alturdyne's added expertise is in the design and production of rotary engines.

Intermagnetics General Corporation (Amex: IMG) - Recently purchased for $1,000,000 an aggregate of 1,250,000 shares of the Company's Series A Preferred Stock, par value $0.001 per share; and PowerCold granted Intermagnetics General Corporation a purchase option to acquire up to 50% of the fully diluted equity of the Company. The purchase option is exercisable at a per share price of the lesser of $3.00 or a market price calculation of the common stock, for an option term no later than March 31, 1999.

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

                          7 of 28

and refrigeration systems. The Company also supplies permanent magnet systems, materials separation equipment and FRIGC(R) refrigerants as replacements for ozone-depleting refrigerants.

New innovative products include: A patented advanced subcooling system that initially will be marketed to some 135,000 supermarkets and convenience stores. The Precooled Vapor-Liquid Refrigeration Cycle could as much as double the energy savings of traditional subcooling equipment. A state of the art superconducting magnetic energy storage (SMES) system designed for both industrial end-users and electric utilities, prime for an industry that is entering a deregulation environment. The system protects critically important electric equipment against voltage sags and/or power interruptions.

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

A strategic alliance with IGC compliments both companies and support each other's desire and needs with their respective energy efficient products and services. PowerCold has key personnel, industry contacts and unique products, and Intermagnetics General has the management and financial strength and complimenting products. This new emerging opportunity has all the necessary ingredients for success --- jump-start a small emerging company and rapidly expand a new venture of a large company. Both companies are positioned with product technology and management services to provide supportive integrated solutions for this multi-billion refrigeration and power industry.

Management:

PowerCold's management philosophy and structure supports decentralized authority and operations, profit and loss accountability, incentive driven performance and compensation, and total customer satisfaction. Management has over 150 years business experience. Their extensive experience and background is adequately related to the business. CEO - over 35 years experience in marketing and management; COO - over 40 years experience in manufacturing and marketing in the refrigeration and power industry; CFO - over 25 years experience in finance, a CPA with a concentration on SEC audit and public accounting; CTO - over (40) years technical experience in refrigeration engineering and design; a well-known expert consultant in the refrigeration industry. The subsidiary companies include experienced marketing and technical management and support personnel.

The Company's management objective is to become a major force with niche products in the multi-billion dollar refrigeration industry. The Company's goal is to achieve profitable growth and increase shareholder value by increasing its line of superior products and services, through acquisitions and joint ventures of related products and companies.

The Company maintains corporate offices in San Antonio, Texas, and an executive office in Philadelphia, Pennsylvania. Administrative, engineering and manufacturing facilities are located in Cibolo, Texas.



                          8 of 28

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

Complimenting the various product lines, the Company intends to market other various related industry products including automated ice systems, which produce low cost block and sized ice.

Competition - varies from small industrial refrigeration manufactures to the very large companies in the industry, all competing for this multi billion-dollar industry. The Company envisions an enormous market demand for refrigeration systems in third world countries. America is well entrenched with refrigeration systems, but there is a great niche market for the Company's unique and innovative refrigeration and freezer products. PowerCold and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today for an industry that hasn't seen many changes in the last 30 - 40 years.

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

Initially Nauticon's market was primarily mid-range systems (20- 50 ton units) for mid size industrial and commercial applications. There has been a major interest from refrigeration manufactures at the trade shows that the larger (80
- 120 ton units) are more desired for their larger applications.  The Company

                          9 of 28

also envisions an enormous opportunity for the small market - a low end HVAC system for the home and commercial uses. A related, but completely separate opportunity exists in the small unit market for a self-contained evaporative condenser (2.5 to 10 ton units).

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

Channel Freeze - patented Automated Bulk Freezing System has many applications. Automated block ice production. Automated freezing of food and food by-products in bulk, i.e., orange juice, offal, etc. Freeze/thaw (BiofreezeTM) applications that reduces the cost to process residual sludge by up to 50%. This system minimizes landfill costs and water treatment costs. This application is being researched at this time. The technology has been proven many times usually in areas where nature supplies the freezing during winter and thawing in summer. BiofreezeTM automates this process. There are literally thousands of potential users of this product. The Channel Ice System replaces the now obsolete can-ice plants, many of which are over 50 years old. There are some 500 can-ice plants still operating in the US. However the major market for Channel Ice is export. Block ice is still in demand outside the US.

The Channel Freeze bulk freezing system, which has been tested freezing single strength orange juice, can also be employed to freeze other food and non-food products, such as red meat, gravies, seafood, fruit, eggs, etc. Channel Freeze is working with a large chicken producer to replace their existing Vertical Plate Freezers, which freeze chicken byproducts. Freezing time tests are being performed now. This is a market that has considerable potential as the Channel Freeze unit provides the following features:

Competition - Block Ice - Small packaged manual block ice plants manufactured bv various people in the U.S. Up to five or ten tons of ice per day. A manual block ice plant manufactured in Mexico with sizes up to 100 ton per day or ice. Bulk Freezing - Vertical plate freezer manufacturers: York Food Systems -US (manual), Gram - Denmark (manual), Technal - France (semi-automatic), APV-Baker Ltd _ Jackstone, England (manual), Dole - U.S. (manual), Blast Freezers - US (manual).

Freezer Systems - PowerCold's basic system (patented in May l990) quick-freezes food products by immersing them in a bath of refrigerant, with special advantages for fragile foods such as fruits and seafood. Quick freezing forms a protective, ice-glazed shell around foods with little cellular damage. This method retains freshness and flavor, and prevents clumping for processing and packaging. Quick-freezing also reduces shrinkage, promotes faster thawing, extends product quality and shelf life up to four times longer than other

                          10 of 28

processes. This unique process provides the least cost to freeze per product pound versus competition. It has environmental advantages over competitive systems. PowerCold's cost-effective systems use less energy, less refrigerant, save space, and require no periodic defrosting.

The Quick Freeze System, employing a recoverable liquid refrigerant, provides a cost-effective method for freezing specialty products that are difficult to freeze employing conventional systems. The Quick Freeze System has advantages over all existing systems, designed to freeze "specialty" foods, which are typically difficult to freeze, includes the following: peeled and deveined shrimp (prawns), fish fillets, sauces (gravies) or other fragile food products. This system may also be employed in "peeling" systems, sterilization of surgical instruments, blood freezing and possibly others.

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

                          11 of 28

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

Engine Driven Chillers

In 1991 Alturdyne began manufacturing engine driven chillers as a new product line. Chillers are cooling systems normally used for buildings, offices, schools, hospitals or factories and provide 30 to 1100 tons of chilled water. Currently 99% of the chillers manufactured are driven by electric motors. However, there is a growing demand for natural gas engine driven chillers due to deregulation of the electric and gas utilities. In some areas of the country electric power is very expensive and operating on natural gas can save thousands of dollars a year for user. Also in some areas gas companies provide large rebates to natural gas users which helps reduce the higher capital cost of the chiller. A natural gas engine is more expensive than a very high production electrical motor and this difference makes engine driven chillers more difficult to sell unless there is an early pay off through cost savings on the users energy bill. Applications with co-fueled diesel engines are in development by Alturdyne.

Since 1991, Alturdyne has developed 22 standard chiller models rated from 30 TO 300 tons that are certified by Environmental Test Labs which is comparable to the UL listing. Designs have been made for units rated from 30 to 1100 tons and several large units placed into service. Alturdyne has have sold over 140 units to date and that places us in second place for this industry. Tecochill is the industry leader, and while they enjoy sponsorship by Gas Research Institute they utilize short life automotive derivative engines as opposed to long life Caterpillar industrial engines used by Alturdyne.

While the Alturdyne chiller products have been a technical success, the competitive marketplace has limited its financial success. Therefore, Alturdyne has recently sold off the Chiller Business to PowerCold. PowerCold has the refrigeration expertise and resources and the rotary power engine as a solution integrator to economically produce the chillers. Alturdyne and PowerCold have entered into is a strategic alliance for packaging PowerCold rotary engines and Alturdyne generator sets for the power industry market.

A "hybrid" electric motor/gas engine driven chiller is in development with GRI funding that will result in a product that can service as the backbone of this business. It will be covered by several patents and feature a variable speed constant frequency (VSCF) capability.


Rotary Power Engines
The Natural Gas Rotary Engine offers:
  20,000 Hour engine reliability
  Low fixed maintenance cost
  Few moving parts
  Low noise
  Compact configuration
  Wide horsepower range 20-1500HP
                          12 of 28

  2000 to 4200RPM variable speed capability (>100HP - 3600RPM maximum) Internal gear drives shaft at three times rotor speed
  No external gearing required
  Light weight
  Low vibration
  No special or massive foundations required
  Minimal structural bases required
  Black start capability
  Only control circuit power required
  Eliminates new electrical feeders in many new installations

NGRE driven rotating equipment and Systems are applicable to a wide variety of industrial uses, and offer customers large savings in electrical costs from both energy and demand savings. A NGRE, providing on-site utilities, burns the minimum annual gas flows required to allow sites to buy "transport" natural gas rather than more expensive commercial gas. The combination of natural gas and electrical energy allows the customer to balance its utility consumption on a daily, weekly, monthly or annual basis. RPI feels that the unique characteristics of natural gas powered engines allows them to successfully compete in market sectors where low maintenance and high speed rotating equipment is predominant or is rapidly taking over the market from older reciprocating equipment.


   Air conditioning - screw compressors
   Refrigeration - screw compressors
   Plant air compression systems - screw compressors
   Natural Gas compression systems - screw compressors
   Mobile power units - Permanent Magnet Generators
   Stationary peaking power supplies _ generators

65 Series Natural Gas Engine

The 65 Series twin rotor Natural Gas Rotary Engine. Model RN-065x2-NA, is a natural gas engine derived from Mazda Motor Corporations RX-7 automotive rotary engine. The basic block incorporates unique internal parts and features for meeting the 20,000 hour life demanded by the industrial market; i.e., ceramic apex seals, strengthened stationary gears. More durable water pump and longer life elastomers. The engine is rated at 8OHP on natural gas at 4200RPM. It incorporates an IMPCO natural gas carburetor and specially tuned intake manifold.

580 Series Natural Gas Engine

The 58Q Series family of twin rotor Natural Gas Rotary Engine power modules is derived from the extensive military development of the 580 Series diesel/multi-fuel engines since 1977. The initial 580 Series Natural Gas Rotary Engine development has been for a twin rotor engine rated at 500HP at 36OORPM. This will provide the power to generators for peak power shaving. The four rotor (composed of two 5OOHP modules) rated at 1000HP and the six rotor (three 5OOHP two rotor modules) rated at 1 5OOHP complete the family. The 580 natural gas engine runs on low pressure natural gas and does not use expensive high pressure fuel injection equipment and costly turbochargers found on diesel engines, thus offering a very competitive natural gas power plant for industrial applications.

                          13 of 28

ITEM  2.       PROPERTIES

The Company maintains its corporate office in Cibolo, Texas, and an executive office in Philadelphia, Pennsylvania. The Cibolo facility is 32,000 sq. ft. and houses administrative, engineering and manufacturing operations.

The Company owns and maintains no properties. Properties are leased on a short-term basis. Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company is aware of the growth potential of its operating facilities and is currently reviewing other plant facilities near their respective locations.

ITEM  3.  LEGAL PROCEEDINGS

Management of the Company is seeking to recoup damages from the former president and director of Nauticon, in connection with Nauticon's acquisition by the Company. Related to this matter is the ownership of certain patents. It is the opinion of management that this matter will not have any adverse effect on the Company at this time, because the Company legally acquired all the assets of Nauticon including the patents in exchange for stock. The former president of Nauticon has filed a counter claim against the Company and two Company Executives/Directors.

Because of the financial and managerial problems incurred by the previous management, Nauticon has incurred bad debts and certain claims have been filed against Nauticon.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Company's shareholders voted majority consent in favor of issuing
Intermagnetics General preferred shares for their $1,000,000 investment in the Company in 1998.


Part  II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the OTC Electronic Bulletin Board under the trading symbol PWCL. As of December 31, 1998, there were approximately 240 record holders of the Company's Common Stock.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

                      1998   High      Low    1997  High    Low
     ----------------------------------------------------------------

     First Quarter          1 1/2      1/4         1 3/4    1 1/4

     Second Quarter         1 7/8    1 1/4         1 3/8      3/4

     Third Quarter              2        1         1 1/8      1/2

     Fourth Quarter         1 1/4      7/8             1      3/8

The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

                          14 of 28


ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected financial data for PowerCold and its subsidiaries. The financial data for fiscal years ending December 31, 1994 through December 31, 1998 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.


SUMMARY STATEMENT OF OPERATIONS   (In thousands, except per share data)

Year Ended December 31,               1998       1997     1996        1995      1994
                                  --------- ----------   -------- ---------  ---------
Revenues                          $    442  $     393    $ 1,452  $  2,244    $     0
Operating (loss)                  $ (1,203) $  (1,713)   $  (573) $ (1,060)   $  (245)
Net Income (loss)                 $ (1,690) $  (2,720)   $ 2,209  $ (1,089)   $  (245)
Net Income (loss) per share$         (0.27) $   (0.46)   $  0.39  $  (0.23)   $ (0.07)
Weighted average number of shares    6,377      5,893      5,662     4,776      3,504


SUMMARY BALANCE SHEET   (In thousands, except per share data)

Year Ended December 31,   1998    1997     1996     1995     1994
                       ------- --------  -------- -------  -------
Total assets           $ 2,322 $ 2,229   $ 5,146  $ 2,298  $  866
Total liabilities      $ 1,164 $   817   $ 1,076  $   759  $   99
Long term debt         $     0 $     0   $     0  $     0  $    0
Shareholders' equity   $ 1,158 $ 1,412   $ 4,070  $ 1,539  $  767


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


GENERAL FINANCIAL ACTIVITY

RealCold Products, Inc. - designs and manufactures unique energy efficient packaged products for the refrigeration industry. RealCold Products also supports Rotary Power Enterprise and Alturdyne Energy Systems by engineering and packaging their products. RealCold Products will also support Channel Freeze Technologies by designing and packaging their accompanying refrigeration systems. Management believes that the recent acquisition of Channel Freeze and Alturdyne Energy Systems should provide improved revenues and profits for RealCold Products in 1999, based upon its expertise in custom manufacturing systems. There are proposed alliances with other refrigeration companies, whereas RealCold Products will package various components adding value for a total turnkey refrigeration system.

                          15 of 28


During 1998, RealCold Products was mostly inactive because the personnel expertise involved in design, engineering and manufacturing refrigeration systems concentrated on the joint venture that manufactured Merchant Carbon Dioxide Plants and Refrigeration System Packages for WittCold Systems, Inc. Since the initial joint venture over $8M in revenue was produce and booked by WittCold Systems. Starting with the acquisition, PowerCold receives a royalty payment of 2 1/2% _ 5% for ten years on the sales revenue.

Nauticon Inc. - manufactures and markets a product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, is simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, subcoolers, and cooling towers. Nauticon products can produce power cost in the refrigeration industry by 20% to 30% making these units contribute to the utilities' needs to reduce power demand. There are over 100 systems installed in the US.

Management believes that Nauticon did not meet its sales and revenue projections in 1998 due to lack of operating cash flow and limited marketing support. PowerCold has funded Nauticon over $1.0M (cash and loans through a bank secured by a CD) in operating capital, but the Company has been continually hindered by major operating and legal expenses due to previous inept management. Because of the major operating losses incurred by previous management, Nauticon may not have sufficient resources to continue operations. Plans for Nauticon; new management is concentrating on sales to industry OEM's and large refrigeration manufacturers that could produce and distribute product under their own private label.

New Acquisitions

Rotary Power Enterprise, Inc. - was formed (September 1998) as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International. The agreement includes: the business assets including intellectual property, inventory and manufacturing capability; a marketing agreement with the Hussmann Corporation, the world's largest supplier of supermarket refrigeration equipment for marketing the natural gas engine screw compressor systems to supermarkets; the North American rights to the small 65 series Mazda natural gas engine block, subject to Mazda Agreement; and Distributor Agreements for the Rotary Power 580 and 40 series engines form Rotary Power International, Inc.

The Company recently announced a major sales agreement with Kem Equipment Company, an engine packager for OEM applications for the oil and gas industry in Western Canada, for (100 small 65 HP and 60 large 500 HP) natural gas engines valued by management at over $5 million. The major application is for oil and gas field systems. The initial (160) engines are scheduled for delivery to a major Canadian oil and gas operation in Western Canada.

Channel Freeze Technologies, Inc. _ was recently formed (September 1998) as a PowerCold subsidiary to acquire 80% of the assets of Channel Ice Technologies. Channel Ice produces a proprietary patented and economical multi-purpose freezing system, suitable for virtually any liquid or semi-liquid product, that is inherently more efficient than prior technologies in a variety of industries including; block ice - for ice plants, fish and produce industries; food and food byproducts - for food suppliers and their leftover byproducts, fruit and juice products. The most notable new application is for highly efficient management of liquid and semi-liquid industrial waste products for municipal water, pulp and paper plants and utilities. The freeze-thaw process; waste is frozen, the water in the frozen sludge drains almost immediately during thaw,

                          16 of 28

and the remaining materials are than disposed of at greatly reduced cost, recycled or sold.

Since the acquisition, the Company has over $12 million in back log quotes/proposals pending for systems in the US and Southeast Asia and Japan. With the acquisition, included were a Channel Ice system sale to Haiti for $155,000 and a down payment was received for two Channel Ice systems for Vietnam.

Alturdyne Energy Systems _ PowerCold recently signed a Letter of Agreement (December 1998), to acquire a division of Alturdyne that produces natural gas engine driven water chillers. The Company also announced a Strategic Alliance with Alturdyne for manufacturing and marketing of their respective products.

Alturdyne is an innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven chillers. Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Their capabilities and experience in developing low cost, customer power packages that meet specific needs have established Alturdyne's excellent reputation in the industry. Alturdyne's added expertise is in the design and production of rotary engines.

Alturdyne Energy Systems, as an Alturdyne division installed over (140) chillers systems. The manufacturing operations have been moved to the Company's facility in Cibolo, Texas. The added expertise of RealCold Products engineering and manufacturing should enhance the existing chiller business.

RESULTS OF OPERATIONS

The following table's sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                     Year Ended December 31,
                                  1998        1997        1996
                                 ---------   ---------    --------

          Revenue                  100.0%      100.0%      100.0%
          Cost of revenue           89.7        83.3        62.8
          Gross margin              10.3        16.7        37.2
          Operating expenses       (282.5)    (453.9)       76.7
          Operating income (loss) (272.1)     (437.2)      (39.5)
          Other income (expense)  (102.0)       22.0       200.2
          Net income (loss)       (382.2)     (694.1)      152.2


Fiscal 1998 and 1997 Results - The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 1998 compared to fiscal year ended December 31, 1997: Total revenue for 1998 was $ 442,172 compared to $391,819 for 1997; operating loss of ($1,203,301) for 1998 compared to ($1,713,203) for 1997; and net loss of ($1,690,187) or ($0.27) per share for
1998 compared to a net loss of ($2,719,633) or ($0.46) per share for 1997. Net income (loss) per share was based on weighted average number of shares of 6,376,647 for 1998 compared to 5,893,000 for 1997.

The Company's Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 respectively: Total current assets were $853,996 for 1998 and $1,581,736 for 1997; total assets were $2,321,970 for 1998 and $2,229,357 for
1997; total liabilities were $1,164,377 for 1998 and $817,191 for 1997; total stockholders' equity was $1,157,593 for 1998 and $1,412,166 for 1997.

                          17 of 28


The company's revenues and expenses resulted in an operating loss ($1,203,301) for 1998 compared to an operating loss of ($1,713,203) for 1997, these are both operating losses. The Company's operating loss in 1998 was 30% less than the operating loss in 1997, and the net loss for 1998 was 38% less than the net loss in 1997. The decrease in operating losses was due to a reduction of some $1 million in general and administrative expenses; and the decrease in the net loss was due to the write-off of the failed merger with Rotary Power International, Inc. in 1997.

Liquidity and Capital Resources

At December 31, 1998, the Company's working capital was ($310,381) compared with $764,545 at December 31, 1997. The decrease was primarily attributable to the Company's write-off of $557,145 as of December 31, 1998, in marketable securities that were permanently impaired. The company's cash resources at December 31, 1998 were $21,781 reflecting an increase in cash resources from $2,274 at December 31, 1997.

Simco Group, Inc., a wholly owned affiliate of Francis L Simola, CEO of the Company has financed the Company on several occasions since the Company's inception. Simco Group has never received or requested payment of any interest from the Company for providing said financing. Management believes that without the continuos financial support of Simco Group, the Company would never have remained in business.

The Board of Directors unanimously approved establishing Simco Group, Inc. with fiduciary responsibility for the Company, effective December 27, 1994. On April 15, 1996, the Board of Directors again voted unanimously to have Simco group, Inc. continue to support the financial needs of the Company and its subsidiaries whenever necessary; making loans and borrowing money for the Companies, selling personal stock or assets of Francis Simola to support the Company, or to make loans to support financial transactions of the Company.

Because of these financial transactions, Simco Group, Inc. knowingly knew that it may be at financial risk, loosing personal interest money, and incurring losses due in personal stock transactions.

At December 31, 1997, the Company had $597,300, ($607,960 in 1996) held by and invested in an account in the name of Simco. These funds were invested in short and long-term liquid marketable securities; these funds have been classified as advances to affiliate. Simco has guaranteed the Company a minimum 8% return on these funds. During 1998, Simco paid the Company interest of $49,284, ($48,000 in 1997 and $12,000 in 1996). Management believes these terms reflect an arms-length transactions.

In early 1998, a major security investment decreased in value substantially and quickly due to uncontrolled market conditions. Simco Group, at its own risk, used its own money to support the investment during 1998, and continued to fund and support the Company as needed. Simco also paid interest to the Company. Management and a majority of the Directors decided to write _off, as of December 31, 1998, the loss of $557,145.

During 1998, the Company issued 120,000 restricted shares of common stock to Simco as compensation at an expense of $30,000. The Company also recorded $60,000 related to payment for expenses and $120,000 for services and $75,000 for consulting services provided for the three new acquisitions of Rotary Power Enterprise, Channel Freeze Technologies and Alturdyne Energy Systems. These amounts were credited to the investment account funds to reduce the loss.

                          18 of 28

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

The Company received $1,000,000 through the sale of a redeemable, convertible, preferred series A Preferred Stock, $0.001 par value, $0.80 stated value. 1,250,000 preferred shares are issued and outstanding.

The Company issued a total of 838,867 shares of new common restricted shares in 1998. 117,647 shares were issued at $0.85 per share for a private placement, which raised $100,000. 100,000 shares were issued for an acquisition at $0.63 per share. 19,000 shares were issued to the Company Directors at $0.50 per share. 285,000 shares were issued to key executives as compensation at an average of $0.33 per share. 317,220 share were issued for satisfaction of recorded liabilities for expenses and services rendered.

Status of Operations - Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Company operating revenues and profit should increase because of the new acquisitions. Management believes that its working capital may not be sufficient to support its operations and growth plans, therefore to support the Company's growth and goals, management is seeking additional funding for this purpose.

YEAR 2000 ISSUES

The company has formed a committee to investigate any liabilities resulting from the Y2K problem. The Company's internal computer systems and programs are being reviewed to make sure they are up to date. If any are not in compliance, steps are being taken to upgrade the programs from the manufacturers. Any new computers and/or software programs to be purchased this year will be purchased as Y2K complied. This same procedure will be addressed for all office equipment as well. Questionnaires are being sent to the Company's vendors and materials suppliers to determine their compliance and actions in place to do so. We are targeting June 1, 1999 to be complete with all compliance actions.


PREVIOUS FINANCIAL ACTIVITY - 1997

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

                          19 of 28

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

The effective closing date of all financial accounting transactions, between the two companies, was as of June 30, 1996, the end of the Registrant's second quarter reporting period. Closing date of the Acquisition Agreement was on July 23, 1996. Terms and conditions of the acquisition agreement between WittCold Systems, Inc. and the Registrant are as follows:

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

Nauticon Reorganization - In March 1997, Nauticon hired Thomas F. Reece as the new Sales Manager for its line of evaporative heat exchange systems, whereas he has initiated new sales and marketing program. Subsequently, Mr. Thomas F. Reece has been elected a Director and appointed President of Nauticon, Inc.,

                          20 of 28

effective October 30, 1997. The evaporative condenser product line is now operating to specifications after delays in product development. Management is excited about the prospects for substantial growth in revenues from Nauticon's operations under Mr. Reece, and projects favorable growth through 1998.

There are some 70 systems installed to date. Nauticon recently installed 35 condensers at a new shopping center in California. There is the potential for additional systems for other shopping centers. The initial order was very competitive, whereas the application test ran on site for four weeks. Todate there are over $500K of proposals out for new system orders projected over the next few months. Nauticon now has 16 distributors throughout the US, and is in negotiations with some of the largest refrigeration manufacturers for product manufacturing and marketing alliances. The prospects for these alliances, if negotiated successfully, should support a revenue growth that will far exceed current and future revenue projections. Primary sales targets are the large refrigeration manufacturers that could produce and distribute product under their own private label. Besides marketing direct through agents in the US, other market outlets will be through major distributors worldwide.

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

On July 21, 1997, the Company and Rotary Power International, Inc. agreed to amend The Closing by extending the Agreement an additional forty-five (45)

                          21 of 28

days. The extension on the Plan and Agreement of Merger between the Company and Rotary Power International, Inc., expired on September 5, 1997, accordingly, the Plan and Agreement of Merger is no longer in effect.

In November 1997, a new president took over operations of Rotary Power. Subsequent events have led to the restructure of the bond debt and creditors. And management of PowerCold expressed a major interest is in acquiring the Natural Gas Engine Business from Rotary Power. The Company wrote-off the $1,216,767 investment in Rotary Power in 1997.

RESULTS OF OPERATIONS - 1997

The following table's sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                    Year Ended December 31,
                                    1997      1996      1995
                                  --------   --------  -------
          Revenue                   100.0%    100.0%    100.0%
          Cost of revenue            83.3      62.8      91.2
          Gross margin               16.7      37.2       8.8
          Operating expenses      (453.9)      76.7      56.0
          Operating income (loss) (437.2)    (39.5)    (47.2)
          Other income (expense)     22.0     200.2     (1.3)
          Net income (loss)       (694.1)     152.2    (48.5)


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

The Company's Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996 respectively: Total current assets were $1,581,736 for 1997 and $1,502,208 for 1996; total assets were $2,229,357 for 1997 and $5,145,845 for
1996; total liabilities were 817,191 for 1997 and $1,076,319 for 1996; total stockholders' equity was $1,412,166 for 1997 and $4,069,526 for 1996; and the Company has no long term debt.

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

The Company issued a total of 157,00 shares of new common restricted shares in 1997 in satisfaction of recorded liabilities, for expenses and services rendered in 1997.
                          22 of 28


Effective as of January 1, 1997, the Company received from WittCold Systems, Inc., under the RealCold Systems sale agreement, a "percentage amount" payment on product sales for the next ten years. The company received $58,975 in royalty payments in 1997. The cooperative partnership with Wittcold Systems over the past year has generated proven revenue including ten shipments of CO2 plants for installation in the Far East and Mainland China. Over forty proposals have been submitted for carbon dioxide plants and refrigeration systems worldwide. It is management's understanding that future revenue from the royalty alliance with WittCold Systems may not be as high as previously projected for 1998 because of the overseas exchange rate versus the US dollar.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements appear on sequential pages F-1 to F-26 Index to Consolidated Financial Statements of this Annual Report on Form 10-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's fiscal year ending December 31, 1998 and the subsequent period up to the date of the former accountants release, there were no disagreements with the former accountant nor with the current account on any matter of accounting principles or practices, financial statement disclosures or auditing scope of procedure.

















                          23 of 28

Part  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:


  Name                 Age    Position                      Period Served
  ------------------  -----  ----------------------------  -----------------

  Francis L. Simola    59     Chairman of the Board         January 1, 1993
                              President and CEO

  Terrence J. Dunne    50     Director                      January 1, 1993
                              Treasurer and CFO

  George C. Briley     73     Director, Secretary and CTO   September 1, 1994
                              President:
                              Technicold Services, Inc.     September 1, 1994
                              RealCold Products, Inc        September 1, 1994
                              Nauticon, Inc.                October 1, 1998
                              Channel Freeze Technologies,  October 1, 1998
                              Inc.

  H. Jack Kazmar       63     Director and COO              October 1, 1998
                              President:
                              Rotary Power Enterprise, Inc. October 1, 1998

  Carl H, Rosner       69     Chairman and CEO              September 1, 1998
                              Intermagnetics General Corp.


A summary of the business experience and background of the Company's officers and directors is set forth below.


Francis L. Simola    Mr. Simola has been Chairman, CEO and President of
PowerCold since the Company's inception in January 1993. Mr. Simola's background and experience includes; over 28 years in the computer industry with positions in various marketing and management operations with Unisys Corporation, formerly Burroughs Corporation; over 15 years as a consultant and principal in various high-tech companies. Mr. Simola is the founder and president of Simco Group Inc., a private investment company that controls a major interest in PowerCold. Simco provides services consisting of financing, marketing and management consulting for small technical start-up companies that have proven specialized niche products. Mr. Simola is a graduate of Peirce Business College with a degree in Marketing and Management, and attended Villanova University and Drexel University Evening College for additional course studies in Finance and Business Administration.

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

                          24 of 28

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


H. Jack Kazmar - Marketing Consultant with Rotary Power International, Inc. -
                 1993 - 1997.

Mr. Kazmar is also a representative for several specialty heating and air conditioning products. Previously he worked at ICC as Vice President of Sales and Marketing. Mr. Kasmar has had more than 30 years experience in the commercial heating, ventilation and air conditioning equipment industry. From 1981 till 1969, Jack Kasmar was President and co-founder of Skil-Aire Corporation, a manufacturer of standardized commercial heating, ventilation and air conditioning products. From 1971 to 1981, Mr. Kasmar served in a number of positions of increasing responsibility at Fedders Corporation, including General Manager of Residential and Commercial Products Division and Airtemp Applied. Prior to joining Fedders, he held various positions with Worthington Corporation in direct sales and field management in NYC, Washington D. C., Baltimore and Philadelphia areas. Jack Kasmar holds a Bachelor of Science - Mechanical Engineering from Lafayette College in Easton, Pennsylvania.

Carl H, Rosner - A principal founder of the Company, Mr. Rosner has been Chairman of the Board of Directors of Intermagnetics General Corporation since the Company's formation in 1971 and before that headed the Superconductive Products Operation of the General Electric Company. Mr. Rosner also serves as Intermagnetics General Corporation's Chief Executive Officer.

Directors of the Company are elected every three years. Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company.



ITEM 11.  EXECUTIVE COMPENSATION

No Officer or Director of the parent company, PowerCold, received any cash wages as compensation during the year ended 1998. All Directors received a total of 19,000 shares of common restricted stock based on months served as Director's for 1998.
                          25 of 28


Mr. Simola/Simco Group received 120,000 shares of common restricted stock for services rendered the Company for 1998. Simco Group received $60,000 related to payment for expenses, $120,000 for services rendered and $75,000 for consulting services provided for the three new acquisitions. These amounts were credited to the Company's investment account to reduce debt. Mr. Simola worked 100% of his time for PowerCold.

Mr. Dunne received 15,000 shares of common restrictive stock for accounting services for 1998. Mr. Dunne's accounting services include consulting services on related accounting matters during the year.

Mr. Briley received 100,000 shares of common restricted stock for services rendered the Company for 1998. Mr. Briley worked 100% of his time for PowerCold.

Mr. Kazmar received 50,000 shares of common restricted stock for services rendered the Company for 1998. Mr. Kazmar worked 100% of his time for PowerCold since October 1, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information as of December 31, 1998, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, and (ii) each director. (iii) beneficial owner of outstanding preferred stock.

  Name and Address            Amount and Nature             Percent
  of Beneficial Owner         of Beneficial Ownership (1)   of Class (2)
  -------------------------- ---------------------------   -------------
  George C. Briley                 652,602                       9.55%
  17 Pembroke Lane
  San Antonio, TX. 78240

  Terrence J. Dunne                394,135                       5.77%
  West 717 Sprague Ave. No. 1100
  Spokane, Washington 99204

  Robert E. Jenkins                403,728                       5.91%
  2903 Hillview Road
  Austin, Texas 78703

  H. Jack Kazmar                   162,000                       2.37%
  36 West Beechcroft Road
  Short Hills, NJ 07078

  Carl H. Rosner                     2,000                       0%
  450 Old Niskayuna Road
  Latham, NY 12110

  Francis L. Simola and (3)      1,058,596                       15.49%
  Veronica M. Simola
  9408 Meadowbrook Ave.
  Philadelphia, Pa. 19118


                          26 of 28

  Simco Group, Inc. (4)          1,026,500                       15.02%
  650 Sentry Parkway, Ste.1
  Blue Bell, PA. 19422

  Total Common Stock             3,699,561                       54.13%
                                -----------                   -----------


  Intermagnetics General         1,250,000                       100.00%
  Corporation
  450 Old Niskayuna Road
  Latham, NY 12110

  Total Preferred Stock          1,250,000                       100.00%
                                -----------                   -----------

(1) The nature of beneficial ownership for all shares is sole voting and investment power.
(2)  The per cent of class is all common stock and preferred stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(3)  Includes minor children
(4) Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.


Part  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

  (a)  Financial Statements and Schedules

     1.Financial Statements: PowerCold Corporation and Subsidiaries financial statements and other information appear on pages F-1 to F-26 and Channel freeze Technologies, Inc. financial statements appear on pages 1 to 11 of the Annual Report on Form 10-K and are filed as a part hereof.

     2.Schedules:  The schedules are not filed with this Annual Report on Form
       10-K because the schedules are either inapplicable or the required information is presented in the Financial Statements or Notes hereto.

     3.Exhibits:  None

  (b)  Reports on Form 8-K:

     8-K September 17, 1998 - Agreement - Intermagnetics General Corporation 8-K October 08, 1997 - Agreement - Channel Ice Technologies
     8-K  October 13, 1997 - Agreement - Rotary Power Enterprise
     8-K  October 14, 1997 - Agreement - Intermagnetics General Corporation









                          27 of 28


                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   POWERCOLD CORPORATION


Dated:    March 31, 1998

                                   By: /s/Francis L. Simola
                                       ----------------------------------------
                                        Francis L. Simola
                                        President and (Chief Executive Officer)



                                   By: /s/Terrence J. Dunne
                                       -----------------------------------------
                                        Terrence J. Dunne
                                        Treasurer and (Chief Accounting Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:    March 31, 1997

                                        By: /s/Francis L. Simola
                                        ------------------------------
                                        Francis L. Simola
                                        Director and President


                                        By: /s/Terrence J. Dunne
                                        ------------------------------
                                        Terrence J. Dunne
                                        Director and Treasurer


                                        By: /s/George C. Briley
                                        ------------------------------
                                        George C. Briley
                                        Director and Secretary










                          28 of 28



                    POWERCOLD CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS











                                                                          Page


      Report of Independent Accountants                                    F-2

      Consolidated Balance Sheets as of December 31, 1998 and 1997         F-4

      Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997, and 1996                                    F-5


      Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 1998, 1997, and 1996                F-6

      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997, and 1996                                    F-7

      Notes to Consolidated Financial Statements                           F-8

                       PADGETT, STRATEMANN & CO., L.L.P.
                         CERTIFIED PUBLIC ACCOUNTANTS
                             AND BUSINESS ADVISORS

         1635 N.E. Loop410, Suite 700 - San Antonio, Texas 78209-1684
                 Telephone (210) 828-6281 - Fax (210) 826-8606


            An Independently Owned Member of The McGladrey Network
                 Worldwide Services through RSM International


                  REPORT OF INDEPENDENT ACCOUNTANTS




      To the Board of Directors and Stockholders
      PowerCold Corporation and Subsidiaries


      We have audited the accompanying consolidated balance sheets of PowerCold Corporation (formerly International Cryogenic Systems Corporation) and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company for 1996 were audited by other auditors, whose report, dated March 7, 1997, included an explanatory paragraph describing the uncertainty of the recovery of the Company's primary assets, comprising patent rights and related technology of $1,155,986 and goodwill of $491,892.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

      As shown in the consolidated financial statements, the Company incurred a net loss of $1,690,187 for 1998 and has incurred

      substantial net losses for each of the past two years. At December 31, 1998, current liabilities exceed current assets by $310,381.
      These factors, and the others discussed in Note 18, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

      Intangible assets, which comprise a material portion of the Company's assets, include patent rights and related technology of $441,078 and goodwill of $125,925, as of December 31, 1998. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in Note 14. The ultimate outcome of these uncertainties cannot presently be determined. Accordingly, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



      /s/PADGETT, STRATEMANN & CO.


      Certified Public Accountants
      March 5, 1999
      San Antonio, Texas

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
                            ASSETS                                  1998                   1997
                                                                ------------         ---------------

Current assets:
 Cash and cash equivalents                                      $    21,781          $        2,274
 Restricted cash (notes 4 and 7)                                    400,000                 600,000
 Advances to affiliate (note 12)                                          -                 597,300
 Trade accounts receivable, net of allowance for doubtful
   accounts of $84,533 and $7,718, respectively                       6,313                 117,680
 Related party receivables                                           72,618                       -
 Interest receivable                                                  9,918                  58,082
 Refundable income taxes                                            124,156                 124,156
 Inventories                                                        156,699                  69,082
 Prepaid expenses and other current assets                           62,511                  13,162
                                                                ------------         ---------------

       Total current assets                                         853,996               1,581,736

Investment in securities available for sale (note 6)                 32,500                     206
Investment in affiliate (note 3)                                    825,988                       -
Property and equipment, net (note 8)                                 42,483                  65,574
Patent rights and related technology, net (note 2)                  441,078                 508,153
Goodwill, net (note 2)                                              125,925                  73,688
                                                                ------------         ---------------

       Total assets                                               2,321,970          $    2,229,357
                                                                ============         ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Note payable (note 3)                                              300,000          $            -
 Short-term borrowings (note 11)                                    424,203                 411,108
 Accounts payable and accrued expenses                              397,934                 331,927
 Commissions payable                                                 42,240                       -
 Income taxes payable                                                     -                  74,156
                                                                ------------         ---------------


       Total current liabilities                                  1,164,377                 817,191
                                                                ------------         ---------------

Commitments and contingencies (notes 11, 12, 13, and 14)

Stockholders' equity:  (notes 3 and 12)
 Convertible, preferred stock series A, $0.001 par value,
   $1,000,000 in liquidation, 1,250,000 shares authorized,
    issued, and outstanding                                           1,250                       -
 Common stock, $0.001 par value, 200,000,000 shares
   authorized, 6,834,136 and 5,995,269 shares issued and
   outstanding at December 31, 1998 and 1997, respectively            6,834                   5,995
 Additional paid-in capital                                       5,534,274               4,099,799
 Amounts due from stockholders                                      (8,500)                 (7,500)

 Accumulated other comprehensive income                                   -                    (50)
 Accumulated deficit                                            (4,376,265)             (2,686,078)
                                                                ------------         ---------------

       Total stockholders' equity                                 1,157,593               1,412,166
                                                                ------------         ---------------

       Total liabilities and stockholders' equity                 2,321,970          $    2,229,357
                                                                ============         ===============


The accompanying notes are an integral part of the consolidated financial statements

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                             1998             1997               1996
                                                        -------------   --------------    ------------
Revenue:

 Product sales                                          $    148,659    $     229,445     $ 1,299,735
 Services                                                    293,513          162,374         151,786
                                                        -------------   --------------    ------------

   Total revenues                                            442,172          391,819       1,451,521
                                                        -------------   --------------    ------------
Cost of revenue:

 Product sales                                               119,532          271,640         731,042
 Services                                                    276,923           54,769         180,340
                                                        -------------   --------------    ------------

   Total cost of revenue                                     396,455          326,409         911,382
                                                        -------------   --------------    ------------

   Gross margin                                               45,717           65,410         540,139
                                                        -------------   --------------    ------------

Operating expenses:
 Sales and marketing                                         509,464          252,292         447,174
 General and administrative                                  602,547        1,452,489         556,671
 Allowance for doubtful accounts                              81,778            7,718           9,737
 Research and development                                     55,229           66,114          99,569
                                                        -------------   --------------    ------------

   Total operating expenses                                1,249,018        1,778,613       1,113,151
                                                        -------------   --------------    ------------
   Operating loss                                        (1,203,301)      (1,713,203)       (573,012)
                                                        -------------   --------------    ------------
Other income (expense):
 Interest and other income                                   137,393          146,057          80,759
 Interest and other expense                                 (31,289)         (59,875)        (63,355)

 Write-off of advances to affiliate (note 12)              (557,145)                -               -
 Gain on sale of subsidiary (note 4)                               -                -       2,888,513
                                                        -------------   --------------    ------------
   Total other income (expense)                            (451,041)           86,182       2,905,917
                                                        -------------   --------------    ------------
   Income (loss) before provision for income taxes       (1,654,342)      (1,627,021)       2,332,905
                                                        -------------   --------------    ------------

Provision (benefit) for income taxes:  (note 10)
 Federal current provision                                         -        (124,156)         793,188
 Federal deferred benefit                                          -                -       (669,032)
                                                        -------------   --------------    ------------
                                                                   -        (124,156)         124,156
                                                        -------------   --------------    ------------

   Income (loss) before losses of unconsolidated         (1,654,342)      (1,502,865)       2,208,749
affiliates

Equity in loss of unconsolidated affiliates (note 3)        (35,845)        (427,593)               -
Write-off of investment in unconsolidated affiliate                -        (789,175)               -
(note 3)
                                                        -------------   --------------    ------------

   Net income (loss)                                    $(1,690,187)    $ (2,719,633)     $ 2,208,749
                                                        =============   ==============    ============
Basic earnings per common share:
 Loss from operations                                   $     (0.19)    $      (0.29)     $    (0.10)
                                                        -------------   --------------    ------------

 Net income (loss)                                      $     (0.27)    $      (0.46)     $      0.39
                                                        =============   ==============    ============


Weighted average shares                                    6,376,647        5,893,000       5,662,000
                                                        =============   ==============    ============


The accompanying notes are an integral part of the consolidated financial statements

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                               Preferred Stock      Common Stock                   Amounts    Accumulated
                                                                      Additional   Due        Other
                                                                      Paid         From       Compre-   Retained
                                                                      In           Stock-     hensive   Earnings
                                Shares    Amount    Shares    Amount  Capital      Holders    Income    (Deficit)       Total
                              --------- --------- --------- --------- ----------- ---------- ---------- ------------- --------------



Balance at December 31, 1995          - $      -  5,371,234 $  5,371   $3,717,063  $ (7,500)             $(2,175,194)   $ 1,539,740

Issuance of common stock for          -        -    467,035      467      319,570          -          -             -       320,037
services

Comprehensive income:
 Net income - year ended              -        -          -        -            -          -          -     2,208,749     2,208,749

December 31, 1996
 Change in net unrealized
gain (loss) on securities
  available for sale, net of          -        -          -        -            -          -      1,000             -         1,000
reclassification adjustment
                              --------- --------- --------- --------- ----------- ---------- ---------- ------------- --------------

    Total comprehensive               -        -          -        -            -          -      1,000     2,208,749     2,209,749
                              --------- --------- --------- --------- ----------- ---------- ---------- ------------- --------------

income

Balance at December 31, 1996          -        -  5,838,269    5,838    4,036,633    (7,500)      1,000        33,555     4,069,526

Issuance of common stock for          -        -    157,000      157       63,166          -          -             -        63,323
services


Comprehensive income:
 Net income - year ended              -        -          -        -            -          -          -   (2,719,633)   (2,719,633)
December 31, 1997
 Change in net unrealized
gain (loss) on securities
  available for sale, net of          -        -          -        -            -          -    (1,050)             -       (1,050)
reclassification adjustment
                              --------- --------- --------- --------- ----------- ---------- ---------- ------------- --------------


    Total comprehensive               -        -          -        -            -          -    (1,050)   (2,719,633)   (2,720,683)
     income
                              --------- --------- --------- --------- ----------- ---------- ---------- ------------- --------------

Balance at December 31, 1997          -        -  5,995,269    5,995    4,099,799    (7,500)       (50)   (2,686,078)     1,412,166

Issuance of preferred stock,  1,250,000    1,250          -        -      978,246          -          -             -       979,496

Series A

Issuance of common stock for          -        -    117,647      118       99,882          -          -             -       100,000
cash

Issuance of common stock for          -        -    621,220      621      293,447          -          -             -       294,068
services


Issuance of common stock for          -        -    100,000      100       62,900          -          -             -        63,000
purchase of subsidiary

Amounts due from stockholders         -        -          -        -            -    (1,000)          -             -       (1,000)

Comprehensive income:
 Net income - year ended              -        -          -        -            -          -          -   (1,690,187)   (1,690,187)

December 31, 1998
 Change in net unrealized
gain (loss) on securities
  available for sale, net of          -        -          -        -            -          -         50             -            50
reclassification adjustment
                              --------- --------- --------- --------- ----------- ---------- ---------- ------------- --------------

    Total comprehensive               -        -          -        -            -          -         50   (1,690,187)   (1,690,137)
     income
                              --------- --------- --------- --------- ----------- ---------- ---------- ------------- --------------


Balance at December 31, 1998  1,250,000 $  1,250  6,834,136    6,834   $5,534,274   $(8,500)          -  $(4,376,265)   $ 1,157,593
                              ========= ========= ========= ========= =========== ========== ========== ============= ==============


The accompanying notes are an integral part of the consolidated financial statements

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                            1998             1997             1996
                                                      --------------   -------------    --------------

Cash flows from operating activities:
Net loss                                              $  (1,690,187)    $(2,719,633)    $   2,208,749
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                              99,937         218,322          216,356
   Net (gain) loss realized on available-for-sale                  -          24,493          (7,892)
    securities

   Gain on sale of investment in unconsolidated             (37,121)               -                -
    affiliate
   Loss realized on disposition of property and                6,028               -                -
    equipment
   Gain on sale of subsidiary                                      -               -      (2,888,513)
   Loss on disposition of subsidiary                               -               -           53,529
   Equity in loss of unconsolidated affiliate                 35,845         427,593                -
   Write-off of advances to affiliate                        557,145               -                -

   Provision (credit) for doubtful accounts                   76,815           5,638         (28,980)
   Write-off of investment in unconsolidated affiliate             -         789,175                -
   Write-off of intangible assets                                  -         867,807                -
   Issuance of common stock for services                     294,068          63,323          320,037
   Changes in assets and liabilities, net of
    effects from acquisitions and disposition:
     Receivables                                              10,098       (132,812)        (253,052)

     Refundable income taxes                                       -       (124,156)                -
     Inventories                                            (87,617)              14        (905,400)
     Prepaid expenses and other current assets              (49,349)           5,850            2,376
     Accounts payable and accrued expenses                    66,007         194,266        (281,936)
     Commissions payable                                      42,240               -                -
     Income taxes payable                                   (74,156)        (50,000)          124,156
     Deferred revenue                                              -               -          917,438
                                                      --------------   -------------    --------------


       Net cash used in operating activities               (750,247)       (430,120)        (523,132)
                                                      --------------   -------------    --------------

Cash flows from investing activities:
Purchase of property and equipment                           (3,637)        (14,219)         (22,456)
Investment in affiliate                                    (572,095)               -      (1,000,000)
Proceeds from sale of investment in unconsolidated            44,984               -                -

affiliate
Advances to affiliate                                              -       (216,768)                -
Purchase of certificate of deposit                                 -       (100,000)        (300,000)
Proceeds from sale of subsidiary, net of cash                      -               -        2,783,226
 disposed
Cash released from escrow related to sale of                 200,000               -                -
 subsidiary
Proceeds from sale of securities available for sale           81,716       1,308,727          581,093

Purchase of securities available for sale                  (234,152)       (610,164)      (1,296,513)
(Increase) decrease in advances to affiliate                 160,347          10,660        (607,960)
                                                      --------------   -------------    --------------

       Net cash provided by (used in) investing            (322,837)         378,236          137,390
        activities
                                                      --------------   -------------    --------------


The accompanying notes are an integral part of the consolidated financial statements


POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
(CONTINUED)


                                                              1998           1997           1996
                                                           -----------   ------------   ------------

Cash flows from financing activities:
Proceeds from short-term borrowings, related parties                -    $         -    $   142,997
Proceeds from short-term borrowings                            25,061        169,315        799,502
Proceeds from issuance of common stock for cash               100,000              -              -
Proceeds from issuance of preferred stock                     979,496              -              -
Repayment of short-term borrowings, related parties,

  net of effects from disposition                                   -       (15,000)      (153,102)
Repayment of short-term borrowings                           (11,966)      (557,709)      (100,000)
Principal payment on capital lease obligations,
  net of effects from disposition                                   -              -        (4,719)
                                                           -----------   ------------   ------------

       Net cash provided by (used in) financing             1,092,591      (403,394)        684,678
        activities
                                                           -----------   ------------   ------------


       Net increase (decrease) in cash and cash                19,507      (455,278)        298,936
        equivalents



Cash and cash equivalents at beginning of year                  2,274        457,552        158,616
                                                           -----------   ------------   ------------


Cash and cash equivalents at end of year                       21,781    $     2,274    $   457,552
                                                           ===========   ============   ============


Interest paid                                                  25,261    $    35,382    $    15,732
                                                           ===========   ============   ============


Cash paid for income taxes                                     74,156    $    50,000    $         -
                                                           ===========   ============   ============

Noncash investing activities:
Restricted cash held in escrow related to sale of                   -    $         -    $   200,000
subsidiary
                                                           ===========   ============   ============

Unrealized gain (loss) on securities available for sale            50    $   (1,050)    $     1,000
                                                           ===========   ============   ============


Noncash financing activities:
Issuance of common stock for purchase of subsidiary            63,000    $         -    $         -
                                                           ===========   ============   ============

  Direct financing provided for investment in                 300,000    $         -    $         -
unconsolidated affiliate
                                                           ===========   ============   ============

The accompanying notes are an integral part of the consolidated financial statements

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.  Background and Basis of Presentation

Background

PowerCold Corporation, formerly International Cryogenic Systems Corporation, (the "Company") was incorporated on October 7, 1987 in the State of Nevada, and operates in one business market, the development, design, manufacture, distribution, and servicing of refrigeration systems. The Company derives its revenue from three principal product lines. The first is a line of evaporative heat exchange systems for the HVAC and refrigeration industry. The second is consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. As part of this product line, the Company also provides operation, maintenance, and safety seminars for ammonia refrigeration technicians and supervisors. The third line is the design and production of unique products for the refrigeration industry.

The Company recently offered two new product lines which did not generate any revenue during the year ended December 31, 1998. One is a line of custom configured rotary engines. The second is a proprietary freezing process.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, and that recovery of its intangible assets, primarily patent rights and related technology and goodwill, will occur. The Company's ability to continue as a going concern, and recover the value of its intangible assets is dependent upon achieving profitable operations and the favorable resolution of the matter discussed in Note 14.
The ultimate outcome of these uncertainties cannot be presently determined. Accordingly, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts and

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


transactions. Wholly-owned subsidiaries of the Company in 1998 include Technicold Services, Inc.; RealCold Products, Inc.; Nauticon Inc.; and Rotary Power Enterprise, Inc. Wholly-owned subsidiaries of the Company in 1997, after dispositions (Note 4), include Technicold Services, Inc.; RealCold Products, Inc.; and Nauticon Ltd. Wholly-owned subsidiaries of the Company in 1996 include Technicold Services, Inc.; RealCold Products, Inc.; Jordan Vessel Corporation; RealCold Systems, Inc.; and Nauticon Ltd. Investments in affiliates, representing 20% to 50% of the ownership of such companies, are accounted for using the equity method.

Cash and Cash Equivalents

All highly liquid investments with original maturities at purchase date of three months or less are considered cash equivalents.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was issued in June 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income (loss) or total stockholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Investment in Securities

Pursuant to FASB Statement No. 115, the Company's investments in securities are classified in three categories and accounted for as follows:

Trading Securities. Debt and equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. During the years ended December 31, 1998, 1997, and 1996, the Company had no securities classified as trading securities.

Securities to be Held to Maturity. Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to
maturity.   During the years ended December 31, 1998, 1997, and 1996, the
Company had no securities classified as securities to be held to maturity.

Securities Available for Sale. Securities available for sale consist of debt and equity securities not classified as trading securities nor as securities to
be held to maturity.   Unrealized holding gains and losses, net of tax, on
securities available for sale are reported as a net amount in a separate

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


component of other comprehensive income.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in current year earnings as realized losses.

Gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in earnings.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

The transfer of a security between categories of investments is accounted for at fair value. For a debt security transferred into the available-for-sale category from the held-to-maturity category, the unrealized holding gain or loss at the date of the transfer is recognized in a separate component of other comprehensive income.

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

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that are immediately marketable or that have an alternative future use are capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset, typically 10 years. At December 31, 1998 and 1997, capitalized patent development costs, net of amortization, were $441,078 and $508,153, respectively. Amortization expense was $67,075 for the year ended December 31, 1998 and $139,732 for the years ended December 31, 1997 and 1996. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. During 1997, patents, net of amortization of $508,100 were deemed to be impaired, and were charged to general and administrative operating expenses.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer. Service revenue is recognized when services are performed and billable.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $10,527, $58,497, and $56,971 for the years ended December 31, 1998, 1997, and 1996, respectively. Accumulated amortization amounted to $42,108 and $151,575 at December 31, 1998 and 1997, respectively. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. During 1997, goodwill, net of amortization, of $359,707 was deemed to be impaired, and was charged to general and administrative operating expenses.

Net Income (Loss) Per Common Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"). This pronouncement provides a different method of calculating earnings per share than was previously used in accordance with APB No. 15, "Earnings Per Share." SFAS 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.


Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Reclassifications

Certain amounts within the 1997 and 1996 consolidated financial statements have been reclassified to conform to current year presentation.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $3,219, $1,060, and $16,908 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined in Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consists primarily of cash and cash equivalents, advances to affiliate, trade accounts receivable, investments in securities available for sale, and restricted cash. Cash and cash equivalents exceeded FDIC insurance coverage limits by $348,215 at December 31, 1996. The Company maintains its cash and cash equivalents in major, creditworthy financial institutions and has not experienced any losses on its deposits. The Company's receivables do not represent a significant concentration of credit risk at December 31, 1998 and 1997.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, advances to affiliate, trade accounts receivable, investment in securities available for sale, restricted cash, accounts payable, accrued expenses, and short-term borrowings. All instruments other than the investment in securities available for sale are accounted for on a historical cost basis which, due to the short maturity of these financial instruments, approximates fair value at December 31, 1998 and 1997. Investments in securities available for sale are recorded at fair value at December 31, 1998 and 1997.

Capital Structure

During 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS 129").

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt, and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices, and redemption requirements.

Reportable Segments

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

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company adopted SFAS 131 at December 31, 1998.

Stock Based Compensation

The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under this standard, compensation cost is the difference between the exercise price of the option and the fair market of the underlying stock on the grant date. In accordance with FAS 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.


3.   Acquisitions and Investment in Affiliate

Acquisition of Rotary Power Enterprise, Inc.

Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc. Rotary Power Enterprise, Inc. was formed during 1998 for the purpose of developing a new product line for PowerCold. The acquisition resulted in goodwill of $65,399 which is being amortized on a straight-line basis over 10 years:

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Purchase price                                                    $ 65,399
Fair value of net assets acquired                                        -
                                                                  ---------
Excess of purchase price over fair value of net assets            $ 65,399
 acquired                                                         =========



Investment in Affiliate

On December 24, 1996, the Company agreed to invest in Rotary Power International, Inc. ("RPI") the sum of $1,000,000 in exchange for 2,000,000 shares of RPI common stock. As the Company's investment in RPI represents less than a 50% interest in RPI, the equity method was used to account for the Company's interest in RPI. The Company advanced additional funds of $216,768 to RPI during 1997. Because of RPI's deteriorating financial condition and increasing losses, management of the Company wrote off its outstanding investment and advances to RPI during 1997, totaling $789,175.

On September 15, 1998, the Company acquired a one-third interest in Channel Freeze Technologies, Inc. ("CFTI") in exchange for $850,000 which was paid $550,000 in cash and a note payable of $300,000 to SIR Worldwide LLC ("SIR"), and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years. CFTI was formed during 1998 to accommodate the acquisition of intellectual property from SIR. Concurrent with the purchase, CFTI acquired from SIR all of the intellectual property related to Channel Ice Technology Units. PowerCold has the right to earn up to 80.00% ownership in CFTI, as CFTI makes royalty payments to SIR.
The payments are structured to provide a maximum of 70 payments of $85,000 each to SIR totaling $5,950,000. For each $1,000,000 in Channel Ice Technology Unit sales, and payment of the related $85,000 in royalties to SIR, PowerCold will receive an additional 1/70th of the additional 46.67% ownership necessary to achieve 80.00% ownership of CFTI, after all required payments are made to SIR.

Also, as part of the purchase agreement, CFTI has agreed to additional compensation to SIR by payment of either a 10% net fee payment or a 13% net sales fee payment.

Ten percent net fee payments are payments of 10% of the net gross invoice price on all Channel Ice Technology Units sold to distributors.

Thirteen percent net fee payments are payments of 13% of the net gross invoice price on all Channel Ice Technology Units of direct sales to end users.

Financial information for Channel Freeze Technologies, Inc. for the three months ended December 31, 1998 is summarized below:

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Current assets                                                 $    1,610
Noncurrent assets                                                 836,869
                                                               -----------

    Total assets                                                  838,479
                                                               ===========

Current liabilities                                                93,548
                                                               -----------


    Total liabilities                                              93,548
                                                               ===========

Revenue                                                                 -

Operating loss                                                  (105,070)
                                                               -----------


    Net loss                                                    (105,070)
                                                               ===========


Equity in losses of unconsolidated affiliates were as follows:

                                                 Years Ended
                                                 December 31,

                                      1998           1997            1996
                                   ---------  ----------------  ------------

CFTI                                 35,845    $            -     $      -
RPI                                       -           427,593            -


The Company has entered into a Letter of Agreement with Alturdyne, Inc. to purchase the assets and business of Alturdyne Energy Systems ("AES"), a division of Alturdyne, Inc. The purchase will involve payment by the Company of $100,000 in cash, a 2.5% royalty payment on the net sales of AES for five years, issuance of 100,000 shares of the Company's common stock, and options on 200,000 shares of the Company's common stock, exercisable at $2.50 per share for a period of three years from the date of closing. The acquisition is expected to be finalized during the first quarter of 1999.

4.   Dispositions

RealCold Systems, Inc.

On May 1, 1996, the Company sold the common stock of RealCold Systems, Inc. to Wittcold Systems, Inc. ("Wittcold"), formerly Wittemann Company, Inc., a party to the Joint Cooperation Agreement entered into by the Company in June 1995.
In consideration for the common stock of RealCold Systems, Inc., the Company received from Wittcold the sum of $2,800,000 in cash, $200,000 in cash held in escrow, which was released to the Company on the second anniversary of the sale's closing (May 1, 1998) pursuant to the terms of the Escrow Agreement, and the ability to earn additional consideration ("earnout") as determined by a percentage of future net sales. The earnout is structured to provide additional consideration in the amount of 5% of the net sales of refrigeration systems for 10 full calendar years beginning in 1996 and ending in 2005, and 2 1/2% of net sales of merchant CO2 systems for 9 full calendar years

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning in 1997 and ending in 2005. For purposes of calculating the earnout, net sales is defined as payments received from customers less commissions to nonemployee agents, export preparation, inland freight and forwarding fees, ocean freight, insurance, discounts, and all warranty work performed during the relevant period. The sales agreement further provides a minimum guaranteed royalty from Wittcold, contingent upon the continued employment by the Company of a certain employee for 3 full years after the date of closing, whereupon the Company will receive $2,000,000 ("minimum earnout") no later than April 30, 2006 in the event the earnout consideration, as calculated on a percentage of net sales, does not exceed the minimum earnout. The Company began recording revenues on the earnout during 1997. During the year ended December 31, 1998, "earnout" revenues were $1,668 ($58,975 during 1997).

As a result of the sale of RealCold Systems, Inc., the Company has recorded a gain in the amount of $2,888,513:

Sales proceeds                                              3,000,000

Carrying value of assets and liabilities sold:

 Cash                                                          16,774
 Accounts receivable                                          264,958
 Inventories                                                  895,298
 Prepaid expenses and other current assets                     22,563
 Property and equipment, net                                   38,932
 Accounts payable and accrued expenses                       (98,637)
 Deferred revenue                                           (978,586)
 Capital lease obligation                                     (5,815)
 Short-term borrowings, related parties                      (44,000)
                                                            ----------
                                                              111,487
                                                            ----------

Gain on sale                                                2,888,513
                                                            ==========


The operating results for the disposed subsidiary, RealCold Systems, Inc., are included in net income (loss) through the date of sale. The following pro forma summary presents the 1996 unaudited consolidated results of operations as if the sale had occurred at the beginning of 1996. There would not have been a material effect on the 1995 consolidated results of operations if the sale had occurred at the beginning of 1995. The pro forma results give effect to normal adjustments and the exclusion of gain resulting from the sale of RealCold Systems, Inc., including related tax effects.

It does not purport to be indicative of the financial results which actually would have occurred had the sale been made at the beginning of 1996 or of the results which may occur in the future.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Unaudited Pro Forma Consolidated Results of Operations

                                                              1996
                                                          ------------

Total revenue                                                 383,557
Net loss                                                    (729,784)
Net loss per share                                             (0.13)

Jordan Vessel Corporation

During 1996, operations of Jordan Vessel Corporation, a subsidiary of the Company, ceased operations. The assets were disposed of resulting in a loss on disposition of $53,529 related primarily to goodwill.

5.   Inventories

The major components of inventories are as follows:

                                              December 31,

                                                  1998              1997
                                             ---------------   -------------
Parts inventory                                    140,681      $    53,064
Product inventory                                   16,018           16,018
                                             ---------------   -------------
                                                   156,699      $    69,082


6.   Available-For-Sale Investments

Investments include the following securities available for sale at December 31, 1998:

                             Years                           Gross        Gross
                              to        Fair              Unrealized    Unrealized
                           Maturity    Value     Cost        Gains        Losses
                           --------- --------  --------- ------------ -------------

Corporate equity                  -  $ 32,500  $ 32,500  $          - $          -
securities - common stock


Proceeds, gross realized gains, and gross realized losses from the sale of securities classified as available for sale for the year ended December 31, 1998 were $81,716, $50, and $0, respectively.

 7.  Restricted Cash

Current restricted cash at December 31, 1998 and 1997 consists of a $400,000 certificate of deposit which collateralizes the short-term borrowings (Note
11). At December 31, 1997, an additional $200,000 was held in escrow from the sale of RealCold Systems, Inc. (note 3).

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 8.  Property and Equipment


Property and equipment consist of the following:

                                                    December 31,
                                                  1998        1997
                                                 -------     --------

Machinery and equipment                        $ 12,540      $23,659
Prototypes and molds                             71,030       75,104
Furniture and fixtures                            9,894        4,515
                                                 -------     --------

                                                 93,464      103,278
Less accumulated depreciation                    50,981       37,704
                                                 -------     --------

                                               $ 42,483      $65,574
                                                 =======    =========

Depreciation expense was $20,700,  $20,092, and $19,653 in 1998, 1997, and
1996, respectively.


9.  Current Liabilities

Included in accrued expenses at December 31, 1998 are the following amounts: accrued payroll $71,000 and $88,600 related to the litigation discussed in Note 14.


10.  Income Tax and Deferred Income Tax


The provision for taxes on income consists of and represents the tax effect of the following:

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   Years Ended
                                                   December 31,
                                       1998           1997        1996

                                    ------------- ----------- ------------
Current:
  Federal                                      -  $        -  $   793,188
  Carryback of current year net                -   (124,156)            -
operating loss
Deferred:
  Federal                                      -           -    (669,032)
                                    ------------- ----------- ------------


                                               -  $(124,156)  $   124,156
                                    ============= =========== ============


Income tax expense from continuing operations differs from the amount which would be provided by applying the statutory federal income tax rates because of the following:


                                                     Years Ended
                                                    December 31,
                                           1998           1997        1996
                                         ---------- -----------  ------------

Computed at the expected statutory      $ (574,664)  $(553,187)  $   793,188
 rate
Nondeductible items and other                   654         475            -

permanent differences
Change in valuation allowance               574,010     436,715    (669,032)
Prior year unrecognized deferred                  -     (8,159)            -
tax asset
                                         ---------- -----------  ------------

                                        $         -  $(124,156)  $   124,156
                                         ========== ===========  ============



The temporary differences that result in deferred tax assets are as follows:

                                                      December 31,

                                            1998          1997       1996
                                        ------------ ------------ ----------
Deferred tax assets:
  Accrued wages payable to shareholder            -  $    13,600  $     -
  Write-off of intangible assets            334,686      295,055        -
  Losses related to unconsolidated          413,700      413,700        -
   affiliate
  Loss on write-off of impaired stock       189,430            -        -
  Net operating loss carryforward           486,609      128,060        -
                                        ------------ ------------ ----------

    Gross deferred tax assets             1,424,425      850,415        -
Valuation allowance                      (1,424,425)    (850,415)       -
                                        ------------ ------------ ----------

       Net deferred tax assets                    -  $         -  $     -
                                        ============ ============ ==========


A $1,055,000 tax net operating loss was incurred for the year ended December 31, 1998. A $742,000 tax net operating loss was incurred for the year ended December 31, 1997. The Company utilized approximately $365,000 as a carryback to 1996 to reduce the federal tax provision in that year. The Company's net operating loss carryforwards for income tax purposes is approximately $1,432,000, of which $1,055,000 expires in 2018 and $377,000 expires in 2012.
During the year ended December 31, 1996, the Company utilized all of its NOL carryforwards. Cash paid for income taxes was $74,156 in 1998 ($50,000 in 1997 and $0 in 1996).


11.  Short-Term Borrowings

Short-term borrowings at December 31, 1998 and 1997 consisted of $399,142 in borrowings under a $400,000 line of credit agreement entered into with a commercial bank to provide temporary working capital to the Company. The interest rate is fixed at 7% per annum and matures January 18, 1999. The note is collateralized by a certificate of deposit in the amount of $400,000, bearing interest at a rate of 4.5%. Subsequent to December 31, 1998, the line of credit was renewed bearing the same terms as noted above, maturing July 21, 1999.

During the year ended December 31, 1998, the Company borrowed an additional $25,000 under a line of credit agreement with a commercial bank which is guaranteed by an officer of the Company. The line matures in July 1999 and bears interest at a rate of 9.25%


The remaining $61 in short-term borrowings consisted of a liability to a broker

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for repayment of funds borrowed for the purpose of investment in available-for-sale securities.


12.  Related Party Transactions

The Company has received funding on several occasions from Simco Group, Inc. ("Simco"), a separate legal entity wholly-owned by the Company's Chairman and Chief Executive Officer.

During 1998 and 1997, the Company advanced funds to Simco to invest in short-term and long-term marketable securities. At December 31, 1998, management of the Company determined that the value of the marketable securities had been permanently impaired. The total amount of advances to affiliate of $557,145 was written off. At December 31, 1997, advances to affiliates were $597,300. Simco guarantees the Company an 8% annual return on these funds. Simco paid interest to the Company for the year ended December 31, 1998 of $49,284 ($48,000 during 1997). During 1998, a total of $195,000 was recorded as compensation for the Company's Chairman and Chief Executive Officer. No cash was paid related to the $195,000, but instead was used to reduce the funds advanced to Simco.

During 1998, the Company recorded expense of $30,000 related to the issuance of 120,000 shares of restricted common stock to Simco as payment for expenses and consulting services provided. An additional 100,000 shares were issued to reimburse Simco for payment of $63,000 in expenses of the Company, paid by Simco. The shares were issued at 50% of the bid price on date of issuance ranging from $0.25 per share to $0.63 per share. During 1997, the Company recorded $48,000 of expense related to the issuance of 120,000 restricted shares as payment for expenses and consulting services provided. The shares were issued at 50% of the bid price on the date of issuance varying from $0.30 to $0.625 per share during 1997. During 1996, the Company recorded expense of $273,750 related to the issuance of 122,500 restricted shares as payment for expenses and consulting services provided, and 125,000 restricted shares as payment for promotional services provided by Simco. The shares were issued at $0.50 per share.

On September 30, 1994, the Board of Directors approved agreements with three key executives. The agreements provide that compensation for services rendered be paid through cash payments or through a stock option plan, determined annually by the Board. Sale of stock is subject to approval by the Treasurer and President of the Company. During 1998, the Company issued a total of 335,000 restricted shares of common stock to these three executives, including the 220,000 shares noted above for a total expense of $136,750. During 1997, the Company issued a total of 135,000 restricted shares of common stock to two of these executives, including the 120,000 shares noted above, for a total expense of $54,500. Shares are issued at 50% of the current bid price of the Company's stock. No cash was paid to these three executives during 1998 and 1997.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In addition, the directors receive an annual payment of $2,500 for directors fees. The agreements further provide that two of the individuals receive a 2% commission not to exceed 5% on any direct sales of the Company. The third individual receives the higher of 3% commission on gross revenues and 5% on gross operating profits, or $10,000 per month. These employees also have the option to purchase shares of common restrictive stock of the Company at 50% of bid price 30 days after receiving payments for their services. In order to obtain these benefits, the employees must perform services for a period of three years effective on date of agreement or receive a pro rata share based on
years of service.   No commissions were accrued related to the agreements at
December 31, 1998 and 1997.

Included in accounts payable and accrued expenses as of December 31, 1998 is $97,000 ($94,800 in 1997) for amounts owed to the president of Technicold Services, Inc. and to the former President of Nauticon Inc.

13.  Commitments


Operating Leases

The Company leases certain sales offices, plant space, and equipment under operating lease agreements which expire at various times through 2001. Total rent expense was $100,902, $108,676, and $82,219 in 1998, 1997, and 1996,
respectively.

Future minimum rental commitments as of December 31, 1998 were as follows:


Year ending December 31,
      1999                                            $  70,362
      2000                                               12,205
      2001                                                5,639
                                                        --------
                                                      $  88,206
                                                        ========


The Company subleases a sales office and plant space under a lease agreement which expires in 1999. Total rental income for the year ended December 31, 1998 from the sublease agreements was $48,450 ($66,528 and $23,402 in 1997 and 1996, respectively).

Firm Purchase Commitments

As part of an agreement to purchase products for resale, the Company has committed to total minimum payments of $42,240 during 1999 in relation to the resale of such inventory.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Litigation

Management of the Company is seeking to recoup damages from the former president and shareholder of Nauticon Inc. in connection with Nauticon Inc.'s acquisition by the Company. Related to this matter is the ownership of certain patents ($441,078 and $508,153 carrying value at December 31, 1998 and 1997, respectively) and the amount of compensation owed to the former Nauticon Inc. shareholder ($88,600 accrued and included in accounts payable and accrued expenses at December 31, 1998 and 1997). The former Nauticon Inc. shareholder was granted options to purchase 133,763 shares of common stock of the Company at $1.50 per share (increasing to $2.00 per share before expiring in July
2000).  Nauticon Inc. is a defendant in several lawsuits filed by suppliers.

Nauticon Inc. denies any liability. Counsel has advised that it is not possible to project the outcome at this time. It is the opinion of management that this matter will not have a material adverse effect on the Company's financial position or results of operations.


15.  Earnings Per Share


Diluted earnings per share is not presented due to the loss from operations in the years presented. In accordance with the requirements of SFAS 128, no potential common shares are included in the computation of diluted per share amounts due to the loss from continued operations. Options to purchase 1,660,000 shares of common stock were outstanding at December 31, 1998 at exercise prices ranging from $0.50 per share to $2.50 per share, but were not included because they would have been anti-dilutive to the loss from continuing operations. The options expire over the period from April 30, 1999 through February 7, 2001. Preferred dividends of $20,000 increase the loss used to calculate earnings per share.


16.  Capital Structure


Series A Convertible Preferred Stock

The Company currently has 1,250,000 shares of preferred stock outstanding at December 31, 1998. This stock is designated as Series A Convertible Preferred Stock and was issued to a single investor. This stock has a par value of $.001 per share and a stated value of $0.80 per share in liquidation and has preference over common stock in liquidation.


The stock is convertible at the option of the holder at a rate determined by dividing $1.00 by the conversion price. The conversion price is (i) until June 14, 1999, the lesser of (a) 78% of the average closing bid price for the common stock on the OTC Bulletin Board (OTCBB) of the 30 trading days ending the day prior to the conversion and (b) 110% of the average closing bid price for the common stock on the OTCBB for the 30 trading days prior to September 14, 1998, or (ii) after June 14, 1999, the lesser of (a) 75% of the average closing bid

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price for the common stock on the OTCBB for the 30 trading days ending the day prior to the conversion and (b) 110% of the average closing bid price for the common stock on the OTCBB for the 30 trading days prior to September 14, 1998. Each share of stock shall automatically be converted into shares of common stock at the then effective conversion price on September 14, 2002. Each share of the stock may, at the option of the Company, be converted into shares of common stock at 120% of the then effective conversion price.

Holders of Series A Convertible Preferred Stock are entitled to a number of votes per share equal to the number of shares of common stock into which each such share of Series A Convertible Preferred Stock held by such holder is convertible at the time of such vote.

Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to receive cumulative preferential dividends, payable in cash or common stock at the option of the Company, at the annual rate of $0.064 per share, payable quarterly.

As additional consideration, the Company granted the holder ("Investor") of the Series A Convertible Preferred Stock an option to acquire up to a number of shares of the Company's common stock, $.001 par value per share, such that following the purchase of all of such shares of common stock by the Investor, the Investor shall own 50% of the equity of the Company, on a fully diluted basis, as of the day the Investor purchased all of such shares. The exercise price for each share of the Company's common stock acquired under this purchase option shall be equal to the lessor of (a) $3.00, or (b) the average closing bid price of the Company's common stock on the OTC Bulletin Board on each of the 10 trading days ending on the fifth business day before the closing at which the shares are to be issued to the Investor. The option has a term expiring at midnight on the 31st of March 1999.


17.  Reportable Segments


                         Nauticon   RealCold   Technicold   Rotary Power
                           Inc.    Products,    Services,   Enterprise,    Totals
                                      Inc.        Inc.         Inc.
                        ----------- --------- ------------ ----------- ------------

Revenues from external     112,522    224,477 $    105,173 $         - $   442,172
customers
Interest income              5,782          -            -           -       5,782
Interest expense            24,973          -           64           -      25,037
Depreciation and            85,699        440       12,163           -      98,302
amortization
Segment net loss         (461,212)   (79,689)      (5,943)     (7,671)   (554,515)
Allowance for doubtful      84,533          -            -           -      84,533
accounts
Segment assets             545,060     76,304      240,359      96,563     958,286

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         Reconciliations
Revenues:
Total revenues for reportable segments                               $   442,172
                                                                      ----------


    Consolidated revenues                                                442,172
                                                                      ==========

Interest:
Total interest income for reportable segments                              5,782
Interest income not allocated to operating segments                       89,187
Other income                                                              42,424
                                                                      ----------


    Consolidated interest and other income                               137,393
                                                                      ==========

Total interest expense for reportable segments                            25,037
Interest expense not allocated to operating segments                         224
Other expense                                                              6,028
                                                                      ----------


    Consolidated interest and other expense                               31,289
                                                                      ==========

Depreciation and Amortization:
Total depreciation and amortization for reportable segments               98,302
Amortization of goodwill on consolidation                                  1,635
                                                                      ----------


    Consolidated depreciation and amortization                            99,937
                                                                      ==========

Net Loss:
Total net loss for reportable segments                                 (554,515)
Net loss not allocated to operating segments                         (1,134,037)
Amortization of goodwill on consolidation                                (1,635)
                                                                      ----------


    Consolidated net loss                                            (1,690,187)
                                                                     ===========

Allowance for Doubtful Accounts:
Total allowance for doubtful accounts for reportable segments           (84,533)
Accounts receivable                                                       90,846
                                                                      ----------


    Consolidate accounts receivable net of allowance for doubtful          6,313
accounts
                                                                      ==========

Segment Assets:
Total segment assets for reportable segments                             958,286
Intercompany receivables eliminated in consolidation                   (836,927)
Assets not allocated to operating segments                             3,390,746

Goodwill not allocated to operating segments                              62,764
Investment in subsidiaries eliminated in consolidation               (1,252,899)
                                                                     -----------

    Consolidated assets                                                2,321,970
                                                                      ==========

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              1997
                                   Nauticon   RealCold    Technicold
                                     Inc.     Products,   Services,    Totals
                                                Inc.         Inc.
                                  ---------- ---------- ------------ ----------

Revenues from external customers     229,445 $        - $    162,374    391,819
Interest expense                      22,982          -            -     22,982
Depreciation and amortization        109,201     14,300       12,163    135,664
Segment profit (loss)              (679,207)  (169,273)           25  (848,455)
Allowance for doubtful accounts        7,718          -            -      7,718
Segment assets                       744,924     20,187      196,189    961,300


                      Reconciliations
Revenues:
Total revenues for reportable segments                            391,819
                                                                ----------
    Consolidated revenues                                         391,819
                                                              ============


Interest:
Interest income not allocated to operating segments                85,947
Other income                                                       60,110
                                                                ----------

    Consolidated interest and other income                        146,057
                                                              ============


Total interest expense for reportable segments                     22,982
Interest expense not allocated to operating segments               12,400
Other expense                                                      24,493
                                                                ----------

    Consolidated interest and other expense                        59,875
                                                              ============

Depreciation and Amortization:

Total depreciation and amortization for reportable segments       135,664
Amortization of goodwill on consolidation                          82,657
                                                                ----------

    Consolidated depreciation and amortization                    218,321
                                                              ============

Net Loss:
Total profit and loss for reportable segments                   (848,455)

Profit (loss) not allocated to operating segments             (1,871,178)
                                                              ------------

    Consolidated net loss                                     (2,719,633)
                                                              ============

Allowance for Doubtful Accounts:
Total allowance for doubtful accounts for reportable              (7,718)

segments
Accounts receivable                                               125,398
                                                              ------------


                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Consolidated accounts receivable net of allowance for           117,680
doubtful accounts
                                                              ============


Segment Assets:
Total segment assets for reportable segments                      961,300
Intercompany receivables eliminated on consolidation            (418,671)
Assets not allocated to operating segments                      2,874,228
Investment in subsidiaries eliminated on consolidation        (1,187,500)
                                                              ============
    Consolidated assets                                         2,229,357
                                                              ============





       1996
                                                      Jordon
                    Nauticon  RealCold   Technicold   Vessel    RealCold
                      Ltd.    Products,   Services,   Corpora    Systems,    Totals
                                Inc.        Inc.       tion       Inc.
                   ---------- --------- ------------ --------- ---------- ----------

Revenues from         124,999 $       - $    151,786 $ 106,772 $1,067,964 $1,451,521
external customers
Interest expense        2,535         -          156         -      3,142      5,833
Depreciation and      105,924    13,938       11,517         -      3,846    135,225
amortization
Segment profit      (330,010)  (38,264)      (6,733)   121,195    174,176   (79,636)
(loss)
Allowance for               -         -      (2,080)         -          -    (2,080)
doubtful accounts
Segment assets        801,013    90,799      180,865         -          -  1,072,677


                      Reconciliations

Revenues:
Total revenues for reportable segments                          1,451,521
                                                              ------------
    Consolidated revenues                                       1,451,521
                                                              ============

Interest:
Interest income not allocated to operating segments                50,743

Other income                                                      163,096
Other income eliminated on consolidation                        (133,080)
                                                              ------------

    Consolidated interest and other income                         80,759
                                                              ============

Total interest expense for reportable segments                      5,833
Interest expense not allocated to operating segments                1,045

Other expense                                                      56,477
                                                              ------------

    Consolidated interest and other expense                        63,355
                                                              ============

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Depreciation and Amortization:
Total depreciation and amortization for reportable segments       135,225
Amortization of goodwill on consolidation                          81,131
                                                              ------------


    Consolidated depreciation and amortization                    216,356
                                                              ============

Profit (Loss):
Total profit and loss for reportable segments                    (79,636)
Intercompany profit (loss) eliminated on consolidation            181,524
Profit not allocated to operating segments                      2,106,861
                                                              ------------


    Consolidated profit (loss)                                  2,208,749
                                                              ============

Allowance for Doubtful Accounts:
Total allowance for doubtful accounts for reportable              (2,080)
segments

Accounts receivable                                                50,667
                                                              ------------

    Consolidated accounts receivable net of allowance for          48,587
doubtful accounts
                                                              ============

Segment Assets:
Total segment assets for reportable segments                    1,072,677

Assets not allocated to operating segments                      5,260,668
Investment in subsidiaries eliminated on consolidation        (1,187,500)
                                                              ------------

    Consolidated assets                                         5,145,845
                                                              ============


PowerCold currently has four reportable segments: Nauticon Inc.; RealCold Products, Inc.; Technicold Services, Inc.; and Rotary Power Enterprise, Inc. During 1996, two additional reportable segments were held by PowerCold for part of the year (Note 4): RealCold Systems, Inc. and Jordan Vessel Corporation. Nauticon Inc. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold Services, Inc. also provides operation, maintenance, and seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation offered industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Products, Inc. offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company, Inc. RealCold Products, Inc. designs and produces unique products for the refrigeration industry. Rotary Power Enterprise, Inc. provides customized rotary engines to power a variety of chiller and refrigeration systems.

The accounting policies of the segments are the same as those described in the

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


summary of significant accounting policies. PowerCold evaluates performance based on profit or loss from operations before income taxes. The Company accounts for intersegment sales and transfers at cost.

PowerCold's reportable segments are strategic business units that offer different products or services. They are managed separately because each business requires different technology and marketing strategies.

All of the companies' assets are held within the United States and all material revenue were generated within the United States.

During the year ended December 31, 1998, sales to one customer amounted to approximately $224,000.


18.  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and the Company has used substantial amounts of working capital in its operations. At December 31, 1998, current liabilities exceed current assets by $310,381 and intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in Note 14. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the current year acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increase sales, provide the opportunity to continue as a going concern.


19.  Stock Based Compensation

During 1998, the Company authorized and issued a total of 600,000 options, at an exercise price of $0.50 per share, and 300,000 options at an exercise price of $0.60 per share, for employee compensation (0 options during 1997 and 1996). The Company also issued a total of 460,000 options during 1998 (0 options during 1997 and 300,000 options during 1996) for goods and services. The significant characteristics of these options are summarized as follows:

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Stock Based Compensation (continued)

Since the Company accounts for the compensation cost associated with the issuance of stock options to employees for compensation under APB 25, no compensation cost was recognized in income during the year ended December 31, 1998 (no options were issued prior to 1998 to employees).

Stock and stock options issued for goods and services are valued based upon the fair value of the consideration received.

    Total and Weighted Average
    Exercise Price of Options


                                                          Weighted
                                                           Average
               1998                        Total          Exercise
                                                            Price
---------------------------------      ------------     ------------

Outstanding at January 1, 1998             300,000         $1.75
Outstanding at December 31, 1998         1,660,000          1.24
Exercisable at December 31, 1998         1,660,000          1.24
Granted at December 31, 1998             1,660,000          1.24
Exercised at December 31, 1998                   -             -
Forfeited at December 31, 1998                   -             -
Expired during 1998                              -             -


               1997
---------------------------------

Outstanding at January 1, 1997             300,000          1.75
Outstanding at December 31, 1997           300,000          1.75
Exercisable at December 31, 1997           300,000          1.75
Granted at December 31, 1997               300,000          1.75
Exercised at December 31, 1997                   -             -
Forfeited at December 31, 1997                   -             -
Expired during 1997                              -             -

               1996
---------------------------------
Outstanding at January 1, 1996                   -             -
Outstanding at December 31, 1996           300,000          1.75
Exercisable at December 31, 1996           300,000          1.75
Granted at December 31, 1996               300,000          1.75
Exercisable at December 31, 1996           300,000          1.75
Forfeited at December 31, 1996                   -             -
Expired during 1996                              -             -

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted-average grant-date fair value of options granted during the year ended December 31, 1998 was approximately $163,000. The following assumptions were used to estimate the grant-date fair value of those options:


-  Weighted-average risk-free rate used was 5.23%.
-  Weighted-average of the expected lives was 2.67 years.
-  Weighted-average expected volatility was 160%.
-  No dividends are expected.


Options Outstanding (and Exercisable) at December 31, 1998



                                              Weighted-
                                               Average

 Price                Number            Price            Life in
 Range                                                   Months
----------          -----------    --------------       -----------

$0.50 to $1.00         960,000      $       0.56           19.94
$1.01 to $2.50         700,000              2.18           20.14


Equity Instruments (Other Than Stock Options) Granted



                                                Year Ended
                                               December 31,

        Common Stock                 1998           1997         1996
----------------------------  ---------------- ------------ ------------

Number                                838,867     165,000       467,035
Weighted-average grant-date    $         0.54   $    0.41    $     0.69
fair value (per share)

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


If the fair value method of accounting for stock options issued for compensation had been applied, net income would have been:


                                   1998            1997           1996
                                ------------ -------------- --------------

Revenue                             442,172  $     391,819  $   1,451,521
Cost of revenue                     396,455        326,409        911,382
                                ------------ -------------- --------------


   Gross margin                      45,717         65,410        540,139

Operating expenses                1,426,535      1,778,613      1,113,151
                                ------------ -------------- --------------

   Operating loss               (1,380,818)  $ (1,713,203)  $   (573,012)
                                ============ ============== ==============

   Net income (loss)            (1,867,704)  $ (2,719,633)  $   2,208,749
                                ============ ============== ==============


Basic earnings per common
share:
 Loss from operations                (0.22)  $      (0.29)  $      (0.10)
                                ------------ -------------- --------------

 Net income (loss)                   (0.30)  $      (0.46)  $        0.39
                                ------------ -------------- --------------


Weighted average shares           6,376,647      5,893,000      5,662,000
                                ============ ============== ==============


20.  Year 2000 Issue

The Company had not addressed the Year 2000 issue at December 31, 1998.

                       Channel Freeze Technologies, Inc.
                         (A Development State Company)

                             Financial Statements

                               December 31, 1998


                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                               Table of Contents









                                                             Page

Report of Independent Accountants                             1

Balance Sheet                                                 3

Statement of Operations                                       4

Statement of Changes in Stockholders' Equity                  5

Statement of Cash Flows                                       6

Notes to Financial Statements                                 7

                       PADGETT, STRATEMANN & CO., L.L.P.
                         CERTIFIED PUBLIC ACCOUNTANTS
                             AND BUSINESS ADVISORS

         1635 N.E. Loop410, Suite 700 - San Antonio, Texas 78209-1684
                 Telephone (210) 828-6281 - Fax (210) 826-8606


            An Independently Owned Member of The McGladrey Network
                 Worldwide Services through RSM International



                   REPORT of Independent Accountants



The Board of Directors and Stockholders
Channel Freeze Technologies, Inc.
Cibolo, Texas

We have audited the accompanying balance sheet of Channel Freeze Technologies, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Channel Freeze Technologies, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the three months then ended, in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred a net loss for the three months ended December 31, 1998. Current liabilities exceed current assets by $91,939. The Company will be heavily reliant on obtaining outside financing to continue operations. These factors and others discussed in Note 7 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Intangible assets, which comprise a material portion of the Company's assets, include patent rights and related technology of $831,083 as of December 31, 1998. The recovery of these intangible assets is dependent upon achieving profitable operations. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/PADGETT, STRATEMANN & CO.


Certified Public Accountants
March 5, 1999

                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                                 Balance Sheet

                               December 31, 1998



                                    Assets

Current Assets

Cash                                                         $    1,609
                                                              ----------

         Total current assets                                     1,609
                                                              ----------

Patents, net (note 1)                                           831,083
Manufacturing equipment, net (note 3)                             5,786
                                                              ----------

         Total assets                                        $  838,478
                                                              ==========



                     LIABILITIES  AND STOCKHOLDERS' EQUITY

Current Liabilities

Payables:
  Trade                                                      $    17,301

  Related parties                                                 73,696
Accrued expenses                                                   2,551
                                                              ----------

         Total current liabilities                                93,548
                                                              ----------


Stockholders' Equity

Common stock subscribed - $0.001 par value; 1,000 shares               1
authorized
Additional paid-in capital                                       850,999
Subscriptions receivable                                         (1,000)

Deficit accumulated during the development stage               (105,070)
                                                              ----------

         Total stockholders' equity                              744,930
                                                              ----------

                                                             $   838,478
                                                              ==========

Notes to the financial statements form an integral part of this statement

                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                            STATEMENT  OF OPERATIONS

                     Three Months Ended December 31, 1998





Operating expenses:
  Manufacturing expenses                                      $    2,750
  Selling expenses                                                 6,836
  General and administrative expenses                             95,484
                                                               ----------


    Net loss                                                  $ (105,070)
                                                               ==========


Notes to the financial statements form an integral part of this statement

Channel Freeze Technologies, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity

Three Months Ended December 31, 1998


                                                                                                Deficit
                                                Common  Stock                                 Accumulated
                                                                 Additional                      During
                                                                   Paid-In    Subscriptions   Development

                                                Shares  Amount     Capital      Receivable       Stage         Total
                                                ------- ------- ------------ --------------- -------------  -----------

Subscription of common stock on formation        1,000   $    1 $       999  $            -  $          -   $    1,000

Stockholder contribution                             -        -     850,000               -             -      850,000

Subscriptions receivable                             -        -           -         (1,000)             -      (1,000)


Net loss - three months ended December 31, 1998      -        -           -               -     (105,070)    (105,070)
                                                ------- ------- ------------ --------------- -------------  -----------

Balance at December 31, 1998                     1,000   $    1 $   850,999  $      (1,000)  $  (105,070)   $  744,930
                                                ======= ======= ============ =============== =============  ===========

Notes to the financial statements form an integral part of this statement

                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                            STATEMENT of Cash Flows

                     Three Months Ended December 31, 1998



                          Increase (Decrease) in Cash

Cash Flows From Operating Activities
Net loss                                                     $ (105,070)
                                                              ----------
Adjustments to reconcile net loss to net

  cash provided by operating activities:
     Depreciation and amortization                                13,131
     Changes in:
       Payables - trade                                           17,301
       Payables - related parties                                 73,696
       Accrued expenses                                            2,551
                                                              ----------

          Total adjustments                                      106,679
                                                              ----------

          Net cash provided by operating activities                1,609
                                                              ----------

Cash Flows From Investing Activities - capital
  expenditures                                                 (850,000)
                                                              ----------

Cash Flows From Financing Activities - capital
  contributions                                                  850,000
                                                              ----------

          Net increase in cash                                     1,609




Cash at beginning of period                                            -

Cash at end of period                                       $      1,609
                                                              ==========

Notes to the financial statements form an integral part of this statement

                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements


1.  Nature of Business and Significant Accounting Policies

Management of the Company expects to derive substantially all of its revenue through the manufacture and sale of bulk freezing systems. The Company was formed during 1998 and began operations on October 1, 1998. Management of the Company anticipates sales to be generated from both domestic and international customers.

Cash balances are maintained by the Company at a single bank. The account is insured by the Federal Deposit Insurance Corporation up to $100,000.

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


A summary of the significant accounting policies followed by the Company in preparation of the accompanying financial statements is set forth below:

Advertising

The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were approximately $5,800 during the three months ended December 31, 1998.

Manufacturing Equipment

Manufacturing equipment is stated at cost. Depreciation is calculated on the straight-line method based on the estimated useful life of the equipment of 7 years.

                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements


1.  Nature of Business and Significant Accounting Policies (continued)

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that are immediately marketable or that have an alternative future use are capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset, typically 15 years. At December 31, 1998, capitalized patent development costs, net of amortization, were $831,083. Amortization expense was $12,917 for the three months ended December 31, 1998. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


2.  Development Stage Company


The Company is considered a development stage enterprise because it has generated no revenue during the three months ended December 31, 1998. Management of the Company has been in the process of acquiring assets with which to begin manufacturing operations and implementing marketing efforts.

                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements


3.  Depreciation and Amortization


Depreciation and amortization expense by major asset classification for the three months ended December 31, 1998 is summarized below:

Manufacturing equipment                                        214
Patents                                                   $ 12,917
                                                           --------

                                                          $ 13,131
                                                           ========

Depreciation and amortization expense is reflected in the accompanying financial statements as general and administrative expense.


4.  Income Tax and Deferred Income Tax


A $105,070 net operating loss was incurred for the period ended December 31, 1998, which will expire in 2018 if not previously utilized to offset taxable income.

Income tax expense differs from the amount which would be provided by applying the statutory federal income tax rates for the three months ended December 31, 1998 because of the following:


Computed at the expected statutory rate               $  (35,724)
Change in valuation account                               35,724
                                                        ----------
                                                      $        -
                                                        ==========


The components of the balance of deferred income taxes at December 31, 1998 are as follows:


Gross deferred tax assets                               $  35,724
Valuation allowance                                       (35,724)
                                                        ----------
     Net deferred tax liability                         $       -
                                                        ==========

                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements


5.  Related Party Transactions

Operating expenses of the Company totaling $73,696 for the three months ended December 31, 1998 were paid by entities related through common ownership.

The Company was formed during 1998 to accommodate the acquisition from SIR Worldwide, LLC ("SIR") of all the intellectual property relating to the Channel Ice Technology Units. Concurrent with the purchase of a one-third interest of the Company by PowerCold Corporation ("PowerCold"), SIR transferred all of the intellectual property relating to the Channel Ice Technology Units to the Company, in exchange for $550,000 in cash from PowerCold, and a note payable of $300,000 from PowerCold to SIR, and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years. The Company has an obligation to make additional payments to SIR of $85,000 for each $1,000,000 of Channel Ice Technology Unit sales, up to a maximum of $5,950,000. PowerCold earns up to 80.00% ownership in the Company, as the Company makes these royalty payments to SIR. For each $1,000,000 in Channel Ice Technology Unit sales, and the payment of the related $85,000 in royalties to SIR, PowerCold will receive an additional 1/70th of the additional 46.67% ownership necessary to achieve 80.00% ownership of the Company, after all required payments are made to SIR.

Also, as part of the purchase agreement, the Company has agreed to additional compensation to SIR by payment of either a 10% net fee payment or a 13% net sales fee payment.

Ten percent net fee payments are payments of 10% of the net gross invoice price on all Channel Ice Technology Units sold to distributors.

Thirteen percent net fee payments are payments of 13% of the net gross invoice price on Channel Ice Technology Units of direct sales to end users.

The intellectual property acquired from SIR has been valued at the $850,000 agreed to be paid to SIR by PowerCold, and the $850,000 has been recorded as capital by the Company. The additional royalty payments to SIR will be expensed as paid.


6.  Capital Structure


At December 31, 1998, the Company had 1,000 shares of $0.001 par value common stock authorized. No common stock was issued; however, there were common stock subscriptions for 1,000 shares of common stock outstanding.

                       Channel Freeze Technologies, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements


7.  Going Concern

The Company relies on PowerCold Corporation (Note 5) for its working capital while the Company institutes production and marketing activities. In the current year, this investor received a going concern opinion on its audit report. Management believes the investor will be able to provide sufficient working capital for the Company to begin operations.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continuous operations of the Company, and the success of its future operations. Management believes that actions currently being taken to produce sales provide the opportunity to continue as a going concern.