Form 10-Q
period 1999-03-31
POWERCOLD CORP
filed 1999-05-24
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended  March 31, 1999

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


As of March 31, 1999, 7,086,036 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $3,401,297








                  Sequential Page  1 of 12



                             POWERCOLD CORPORATION

                               AND SUBSIDIARIES


                                     INDEX




PART I.   FINANCIAL INFORMATION                                  Page


     Item 1:   Financial Statements (Unaudited)


    Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998.                              3

          Consolidated Statement of Operations for Three
          Months Ended March 31, 1999 and March 31, 1998.                    4

          Consolidated Statement of Changes in Stockholders' Equity
          for Three Months Ended March 31, 1998 and March 31, 1999.          5

          Consolidated Statement of Cash Flows for Three
          Months Ended March 31, 1999 and March 31, 1998.                    6

          Notes to Consolidated Financial Statements at March 31, 1999.      7


    Item 2:    Management's Discussion and Analysis of                       8
               Financial Condition and Results of Operations.


PART II.   OTHER INFORMATION                                                13


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.








                  Sequential Page  2 of 12


POWERCOLD CORPORATION                                       CONSOLIDATED STATEMENT OF FINANCIAL
AND SUBSIDIARIES                                            POSITION AT MARCH 31, 1999
(UNAUDITED)                                                 AND DECEMBER 31, 1998

                                                               31-Mar         DECEMBER 31,
                  ASSETS                                        1999              1998
                                                              -----------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                      $5,423          $21,781
   Restricted cash                                               400,000          400,000
   Accounts receivable, net of allowance for doubtful
     accounts of $84,533 and $84,533 respectively.                62,242            6,313
   Related party receivables                                     136,133           72,618
   Interest receivable                                             9,918            9,918
   Inventories                                                   162,683          156,699
   Prepaid expenses and other current assets                     101,157           62,511
   Refundable income tax                                         124,156          124,156
                                                              -----------     ------------
     Total Current Assets                                      1,001,712          853,996
                                                              ===========     ============

OTHER ASSETS:
   Investment in securities available for sale                                     32,500
   Investment in affiliate                                       790,422          825,988
   Property and equipment, net                                    38,023           42,483
   Patent rights and related technology, net                     424,310          441,078
   Goodwill, net                                                 121,658          125,925

     Total Other Assets                                        1,374,413        1,467,974

TOTAL ASSETS                                                  $2,376,125       $2,321,970

 LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Notes payable                                                $200,000         $300,000
   Short-term borrowings                                         430,872          424,203
   Accounts payable                                              228,336          190,054
   Accrued expenses                                              182,436          207,880
   Royalty payable - RPE                                          42,240           42,240
   Advances from affiliate                                       295,179
                                                              -----------     ------------

     Total Current Liabilities                                 1,379,063        1,164,377

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, series A $0.001 par value
     $1,000,000 in liquidation, 1,250,000 shares authorized,
     issued and outstanding at March 31, 1999 and
     December 31, 1998, respectively                               1,250            1,250
   Common Stock - $0.001 par value, 200,000,000
     shares authorized, 7,086,036 and 6,834,136
     shares issued at March 31, 1999 and
     December 31, 1998, respectively                               7,086            6,834
   Additional paid-in capital                                  5,633,433        5,534,274
   Amount due from shareholders                                   (8,500)          (8,500)
   Accumulated deficit                                        (4,636,207)      (4,376,265)
                                                              -----------     ------------

TOTAL STOCKHOLDERS' EQUITY                                       997,062        1,157,593
                                                              -----------     ------------

TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                    $2,376,125       $2,321,970
                                                              ===========     ============

The accompanying notes are an integral part of these financial statements.

Sequential Page 3 of 12

POWERCOLD CORPORATION                                   CONSOLIDATED STATEMENT OF OPERATIONS
AND SUBSIDIARIES                                        FOR THE THREE MONTH PERIODS ENDED
UNAUDITED                                               MARCH 31, 1999 AND MARCH 31, 1998

                                                         MARCH 31,     MARCH 31,
                                                            1999          1998
                                                         -----------   -----------
SALES REVENUE:
   Product Sales                                            $66,965       $29,524
   Services                                                  26,603        40,374
                                                         -----------   -----------

      Total Revenue                                          93,568        69,898

COST OF REVENUE:
   Product Sales                                             34,468        52,754
   Services                                                  43,594
                                                         -----------   -----------

      Total cost of revenue                                  78,062        52,754

      Gross Margin                                           15,506        17,144

OPERATING EXPENSES:
   Sales and marketing                                       90,218        66,882
   General and administrative                               129,176       107,725
   Research and development                                  16,048
                                                         -----------   -----------

      Total operating expense                               235,442       174,607
                                                         -----------   -----------

Income (loss) from operations before equity in earnings
   of unconsolidated affiliate                             (219,936)     (157,463)

Equity in loss of unconsolidated affiliate
                                                         -----------   -----------

Income (loss) before other income (expense)                (219,936)     (157,463)

Other income (expense):
   Interest and other income                                 10,043         5,782
   Interest and other expense                               (14,482)       (6,961)
   Other                                                                   (6,333)
                                                         -----------   -----------

      Total other income (expense)                           (4,439)       (7,512)
                                                         -----------   -----------

Income (loss) before provision for income taxes            (224,375)     (164,975)

Provision (benefit) for income taxes
   Federal current provision                                      0             0
   Federal deferred provision                                     0             0
                                                         -----------   -----------

                                                                  0             0
                                                         -----------   -----------

Net income (loss)                                         ($224,375)    ($164,975)
                                                         ===========   ===========

Equity in loss of unconsolidated affiliate                 ($35,567)           $0
                                                         ===========   ===========

Net loss per share                                           ($0.04)       ($0.03)
                                                         ===========   ===========

Weight average number of shares                           6,836,935     6,080,711
                                                         ===========   ===========


The accompanying notes are an integral part of these financial statements. Sequential Page 4 of 12

POWERCOLD CORPORATION                                                                CONSOLIDATED STATEMENTS OF CHANGES IN
AND SUBSIDIARIES                                                                     STOCKHOLDERS' EQUITY FOR THE THREE MONTH
UNAUDITED                                                                            PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1999

                                                                                              UNREAL-
                                                                                              IZED
                                                                                              GAIN
                                                                                     AMOUNTS  (LOSS)    RETAINED
                                                                          ADDITIONAL DUE FROM ON SECU-  EARNINGS
                                      PREFERRED  STOCK    COMMON  STOCK     PAID-IN  STOCK-   RITIES   ACCUMULATED
                                        STOCK   AMOUNT   STOCK    AMOUNT    CAPITAL  HOLDERES FOR SALE  (DEFICIT)     TOTAL
                                      --------- ------- --------- ------- ----------- -------- ------- ------------ -----------

Balances At January 1, 1998                             5,995,269  $5,995 $4,099,799  ($7,500)   ($50) ($2,686,078) $1,412,166

Issuance of Common Stock For Accounts                     147,880     148     36,822                                    36,970
 Payable

Net Income For The Three Month Period
   Ended March 31, 1998                                                                                   (164,975)   (164,975)

Unrealized holding gains (loss)
   arising during the period                                                                      (84)                     (84)
                                      --------- ------- --------- ------- ----------- -------- ------- ------------ -----------


Balances At March 31, 1998                    0     $0  6,143,149  $6,143 $4,136,621  ($7,500)  ($134) ($2,851,053) $1,284,077
                                      ========= ======= ========= ======= =========== ======== ======= ============ ===========






Balances At January 1, 1999           1,250,000 $1,250  6,834,136  $6,834 $5,534,274  ($8,500)         ($4,376,265) $1,157,593

Issuance of Common Stock For Services                     146,900     147     59,364                                   $59,511

Issuance of Common Stock For Deferred
   Compensation                                           105,000     105     39,795                                   $39,900

Net Income For The Three Month Period
   Ended March 31, 1999                                                                                   (259,942)  ($259,942)
                                      --------- ------- --------- ------- ----------- -------- ------- ------------ -----------


Balances At March 31, 1999            1,250,000 $1,250  7,086,036  $7,086 $5,633,433  ($8,500)     $0  ($4,636,207)   $997,062
                                      ========= ======= ========= ======= =========== ======== ======= ============ ===========


The accompanying notes are an integral part of these financial statements.

Sequential Page 5 of 12



POWERCOLD CORPORATION                                         CONSOLIDATED STATEMENT OF CASH FLOWS
AND SUBSIDIARIES                                              FOR THE THREE MONTH PERIODS ENDED
UNAUDITED                                                     MARCH 31, 1999 AND MARCH 31, 1998

                                                                MARCH 31,      MARCH 31,
                                                                  1999           1998
                                                              -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                              ($259,942)     ($164,975)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities
     Depreciation and Amortization                                  25,494         24,423
     Net loss on sale of securities                                                 5,100
     Equity in unconsolidated affiliate                             35,567
     Common stock issued for operating expenses                     59,511         36,970
     Changes in assets and liabilities
       Trade accounts receivable                                   (55,929)       (22,722)
       Interest Receivable                                         (63,515)        58,082
       Inventories                                                  (5,984)        16,926
       Prepaid expenses and other assets                             1,254          4,203
       Accounts payable                                             38,282            535
       Accrued expenses                                            (25,444)        18,847
       Income taxes payable
                                                              -------------    -----------

         Net cash used by operating activities                    (250,706)       (22,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment
   Desposition of property and equipment                                            1,234
   Advances to affiliate                                                            9,387
   Advances from affiliate                                         295,179
   Proceeds from sale of securities                                 32,500         16,858
   Purchase of securities available for sale                                      (24,525)
                                                              -------------    -----------

        Net cash used by investing activities                      327,679          2,954

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                               6,669         25,000
   Repayment of short term borrowings                             (100,000)       (12,397)
   Repayment of short term borrowings, related parties
                                                              -------------    -----------

       Net cash provided (used) by financing activities            (93,331)        12,603
                                                              -------------    -----------

Net increase (decrease) in cash and cash equivalents               (16,358)        (7,054)

Cash and Cash equivalents at beginning of period                    21,781          2,274
                                                              -------------    -----------

Cash and Cash equivalents at end of period                          $5,423        ($4,780)
                                                              =============    ===========

Interest paid                                                      $14,482         $6,961

Noncash operating activities:
     Common stock issued for deferred compensation                 $39,900

Noncash investing activities:
  Unrealized gain (loss) on sale of securities                                       ($84)





The accompanying notes are an integral part of these financial statements. Sequential Page 6 of 12



POWERCOLD CORPORATION                        Notes to Consolidated
AND SUBSIDIARIES                             Financial Statements at
(Unaudited)                                  March 31, 1999


The condensed consolidated financial statements of PowerCold Corporation and Subsidiaries included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, PowerCold Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in PowerCold Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1998.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of the management, are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results to be expected for a full year.




































                  Sequential Page  7 of 12

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

PowerCold Companies:

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

                  Sequential Page  8 of 12

whereas RealCold Products will package various components adding value for a total turnkey refrigeration system.

Nauticon Inc. - manufactures and markets a product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, is simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, subcoolers, and cooling towers. Nauticon products can save power cost in the refrigeration industry by 20% to 30%, making these units contribute to the utilities needs to reduce power demand. There are over 100 systems installed in the US.

Technicold Services, Inc. - offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. TSI also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. TSI also publishes a quarterly newsletter, COLD TALK, which reaches over (2000) refrigeration supervisors and technicians.

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

Channel Freeze Technologies, Inc. - was recently formed (September 1998) as a PowerCold subsidiary to acquire 80% of the assets of Channel Ice Technologies. Channel Ice produces a proprietary patented and economical multi-purpose freezing system, suitable for virtually any liquid or semi-liquid product, that is inherently more efficient than prior technologies in a variety of industries including; block ice - for ice plants, fish and produce industries; food and food byproducts - for food suppliers and their leftover byproducts, fruit and juice products. The most notable new application is for highly efficient management of liquid and semi-liquid industrial waste products for municipal water, pulp and paper plants and utilities. The freeze-thaw process; waste is frozen, the water in the frozen sludge drains almost immediately during thaw, and the remaining materials are than disposed of at greatly reduced cost, recycled or sold.

Alturdyne Energy Systems - PowerCold recently signed a Letter of Agreement (December 1998), to acquire a division of Alturdyne that produces natural gas engine driven water chillers. The Company also announced a Strategic Alliance with Alturdyne for manufacturing and marketing of their respective products.

Alturdyne is an innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven

                  Sequential Page  9 of 12

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


RESULTS OF OPERATIONS - First Quarter 1998

The Company's Consolidated Statements of Operations for the first quarter ended March 31, 199 compared to the first quarter ended March 31, 1998: Total revenue for the first quarter 1999 was $93,568 compared to $69,898 for 1998; operating loss of ($219,936) for 1999 compared to ($157,463) for 1998; and net loss of ($224,375) or ($0.04) per share for 1999 compared to a net loss of ($164,975) or ($0.03) per share for 1998. Net income (loss) per share was based on weighted average number of shares of 6,836,935 for 1999 compared to 6,080,711 for 1998.

The Company's Consolidated Balance Sheets as of March 31, 1999 and March 31, 1998 respectively: Total current assets were $1,001,712 for 1999 and $1,509,976 for 1998; total assets were $2,376,125 for 1999 and $2,133,253 for
1998; total liabilities were $1,379,063 for 1999 and $849,176 for 1998; total stockholders' equity was $997,062 for 1999 and $1,284,077 for 1998; and the Company has no long term debt.

The first quarter ending March 31, 1999; operating loss was due to maintaining general Company operating overhead including additional start-up marketing costs for Nauticon and Channel Freeze product lines. The Company issued a total of 251,900 shares of new common restricted shares in the first quarter for services rendered and deferred compensation.

Company revenues should continue to improve throughout 1999, because of the new acquisitions and related new marketing and sales programs. During the first quarter; the refrigeration operations have generated over $12,000,000 in sales proposals, and the energy operations have a sales agreement for (160) engines for $5,000,000 for the oil and gas industry.

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Management believes that its working capital may not be sufficient to support both its operations and growth plans for acquisitions and joint ventures for the near future. Management is currently in negotiations with related business alliances. Therefore, to support the Company's growth and goals, management is seeking additional funding to support its current operations and new business alliances.





                  Sequential Page  10 of 12

Financial Summary:

                         Three Months Ended  Three Months Ended
                             March 31, 1998      March 31, 1997
                       --------------------  ------------------

Revenue                             $93,568             $69,898

Net Income (Loss)                 ($224,375)          ($164,975)

Net Income (Loss) Per Share         ($0.04)             ($0.03)

Shares Outstanding (Avg.)         6,836,935           5,903,160

Total Assets                     $2,376,125          $2,133,253

Total Liabilities                $1,379,063            $849,176

Total Stockholders Equity          $997,062          $1,284,077


PART 11. OTHER INFORMATION


Item 1.   Legal Proceedings.

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

Because of the financial and managerial problems incurred by the previous Nauticon management, Nauticon has incurred bad debts and certain claims have been filed against Nauticon.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          None

                 Sequential Page  11 of 12

                             POWERCOLD CORPORATION

                                   FORM 10-Q

                                MARCH 31, 1999


Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Date: May 17, 1999


                         POWERCOLD CORPORATION



                         /s/Francis L. Simola
                         ------------------------
                         Francis L. Simola
                         President and CEO

































                 Sequential Page  12 of 12