Form 10-Q
period 1999-06-30
POWERCOLD CORP
filed 1999-08-16
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 1999

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


As of June 30, 1999, 7,351,986 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $4,962,590.








                  Sequential Page  1 of 13



                             POWERCOLD CORPORATION

                               AND SUBSIDIARIES


                                     INDEX




PART I.   FINANCIAL INFORMATION                                           Page


     Item 1:   Financial Statements (Unaudited)


               Consolidated Statement of Financial Position as of
               June 30, 1999 and December 31, 1998.                          3

               Consolidated Statement of Operations for Three and Six
               Months Ended June 30, 1999 and June 30, 1998.                 4

               Consolidated Statement of Changes in Stockholders' Equity
               for Three Months Ended June 30, 1999 and June 30, 1998.       5

               Consolidated Statement of Cash Flows for Three and Six
               Months Ended June 30, 1999 and June 30, 1998.                 6

               Notes to Consolidated Financial Statements at June 30, 1999.  7


     Item 2:   Management's Discussion and Analysis of                       8
               Financial Condition and Results of Operations.




PART II.   OTHER INFORMATION                                                12


     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults Upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.





                  Sequential Page  2 of 13

POWERCOLD CORPORATION                                              CONSOLIDATED STATEMENT OF FINANCIAL
AND SUBSIDIARIES                                                   POSITION AT June 30, 1999
UNAUDITED JUNE 30, 1999                                            AND DECEMBER 31, 1998

                                                                        June 30,   DECEMBER 31,
                              ASSETS                                        1999           1998
                                                                     ------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $55,591        $21,781
   Restricted cash                                                       400,000        400,000
   Accounts receivable, net of allowance for doubtful
     accounts of $81,778 and $84,533 respectively.                        60,384          6,313
   Interest receivable                                                     9,918          9,918
   Related party receivable                                              218,403         72,618
   Inventories                                                           147,816        156,699
   Prepaid expenses and other current assets                              89,111         62,511
   Refundable income tax                                                 124,156        124,156
                                                                     ------------  -------------
     Total Current Assets                                              1,105,379        853,996

OTHER ASSETS:
   Investment in securities                                                              32,500
   Investment in affiliate                                               759,022        825,988
   Property and equipment, net                                            48,646         42,483
   Patent rights and related technology, net                             407,541        441,078
   Goodwill, net                                                         117,391        125,925
                                                                     ------------  -------------
     Total Other Assets                                                1,332,600      1,467,974

TOTAL ASSETS                                                          $2,437,979     $2,321,970
                                                                     ============  =============

             LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Notes Payable                                                        $200,000       $300,000
   Short-term borrowings                                                 471,544        424,203
   Accounts payable                                                      279,368        190,054
   Accrued expenses                                                      175,335        207,880
   Commission payable                                                     42,240         42,240
   Advances from affiliate                                               329,224
                                                                     ------------  -------------
                                                                       1,497,711      1,164,377

Commitments

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, series A $0.001 par value
     $1,000,000 in liquidation, 1,250,000 shares authorized,
     issued and outstanding at June 30, 1999 and
     December 31, 1998, respectively                                       1,250          1,250
   Common Stock - $0.001 par value, 200,000,000
     shares authorized, 7,351,986 and 6,834,136
     shares issued at June 30, 1999 and
     December 31, 1998, respectively                                       7,352          6,834
   Additional paid-in capital                                          5,859,286      5,534,274
   Amount due from shareholders                                           (8,500)        (8,500)
   Accumulated deficit                                                (4,919,120)    (4,376,265)
                                                                     ------------  -------------
TOTAL STOCKHOLDERS' EQUITY                                               940,268      1,157,593
                                                                     ------------  -------------
TOTAL LIABILITIES  &  STOCKHOLDERS' EQUITY                            $2,437,979     $2,321,970
                                                                     ============  =============

The accompanying notes are an integral part of these financial statements. Sequential Page 3 of 13

POWERCOLD CORPORATION                                      CONSOLIDATED STATEMENTS OF OPERATIONS
AND SUBSIDIARIES                                           FOR THE THREE AND SIX MONTH PERIODS
UNAUDITED                                                  ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                     1999         1998         1999         1998
                                                 ----------   ----------  -----------   ----------
SALES REVENUE:
   Product Sales                                   $72,829     $150,916     $139,794     $180,440
   Services                                          5,220       43,168       31,823       83,542
                                                 ----------   ----------  -----------   ----------
      Total Revenue                                 78,049      194,084      171,617      263,982

COST OF REVENUE:
   Product Sales                                   153,819      140,361      188,287      193,115
   Services                                        (43,550)         884          244          884
                                                 ----------   ----------  -----------   ----------
      Total Cost of Revenue                        110,269      141,245      188,531      193,999
                                                 ----------   ----------  -----------   ----------
      Gross Margin                                 (32,220)      52,839      (16,914)      69,983

OPERATING EXPENSES:
   Sales and Marketing                              83,280      148,576      173,498      215,458
   General and Administrative                      134,730      126,599      263,906      234,324
   Research and Development                         14,361                    30,409
                                                 ----------   ----------  -----------   ----------
      Total Operating Expense                      232,371      275,175      467,813      449,782
                                                 ----------   ----------  -----------   ----------
      Operating Income (Loss)                     (264,591)    (222,336)    (484,727)    (379,799)
      Equity in loss of unconsolidated
        affiliate                                  (31,399)                  (66,966)
      Gain on sale of 3% of interest in
        unconsolidated affiliate                                 37,121                    37,121
                                                 ----------   ----------  -----------   ----------
      Income (Loss) Before Other Income           (295,990)    (185,215)    (551,693)    (342,678)

OTHER INCOME (EXPENSE):
   Interest and Other Income                        24,207       43,307       34,250       49,089
   Interest and OtherExpense                       (10,930)      (5,836)     (25,412)     (12,797)
   Other Expense                                                                           (6,333)
                                                 ----------   ----------  -----------   ----------
      Total Other Income (Expense)                  13,277       37,471        8,838       29,959
                                                 ----------   ----------  -----------   ----------
Income (Loss) Before Provision
   For Income Taxes                               (282,713)    (147,744)    (542,855)    (312,719)

PROVISION (BENEFIT)
   For Income Taxes Current
                                                 ----------   ----------  -----------   ----------

Net Income (Loss)                                ($282,713)   ($147,744)   ($542,855)   ($312,719)
                                                 ==========   ==========  ===========   ==========

NET INCOME (LOSS) PER SHARE                         ($0.04)      ($0.02)      ($0.08)      ($0.05)
                                                 ==========   ==========  ===========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES                7,242,517    6,231,507    7,039,946    6,156,525
                                                 ==========   ==========  ===========   ==========


The accompanying notes are an integral part of these financial statements. Sequential Page 4 of 13

POWERCOLD CORPORATION                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND SUBSIDIARIES                                 FOR THE THREE AND SIX MONTH PERIODS
UNAUDITED                                        ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                                                  RETAINED   UNREALIZED
                                                                        ADDITIONAL    AMOUNTS     EARNINGS  GAIN  (LOSS)
                               PREFERRED  STOCK          COMMON  STOCK    PAID-IN     DUE FROM  ACCUMULATED ON SECURITIES
                                STOCK    AMOUNT    STOCK      AMOUNT      CAPITAL   STOCKHOLDERS (DEFICIT)    FOR SALE    TOTAL
                               --------- --------- ---------- --------- ------------ ---------- ------------ ---------- -----------

Balances At April 1, 1998                          6,143,149    $6,143   $4,136,621    ($7,500) ($2,851,053)     ($134) $1,284,077

Issuance of Common Stock                              85,000        85       72,165                                        $72,250
 For Services

Sale of Common Stock                                 117,647       118       99,882                                       $100,000

Net Income (loss) For The
Three Month Period
Ended June 30, 1998                                                                                (147,742)       134   ($147,608)
                               --------- --------- ---------- --------- ------------ ---------- ------------ ---------- -----------

Balances At June 30, 1998              0     $0    6,345,796     $6,346   $4,308,668   ($7,500) ($2,998,795)        $0  $1,308,719
                               ========= ========= ========== ========= ============ ========== ============ ========== ===========



Balances At April 1, 1999      1,250,000 $1,250    7,086,036    $7,086   $5,633,433    ($8,500) ($4,636,207)              $997,062

Issuance of Common Stock                              51,550        52       25,967                                        $26,019
 For Services

Sale of Common Stock                                 214,400       214      199,886                                       $200,100

Net Income (loss) For The
Three Month Period
Ended June 30, 1999                                                                                (282,913)             ($282,913)
                               --------- --------- ---------- --------- ------------ ---------- ------------ ---------- -----------

Balances At June 30, 1999      1,250,000 $1,250    7,351,986     $7,352   $5,859,286   ($8,500) ($4,919,120)        $0    $940,268
                               ========= ========= ========== ========= ============ ========== ============ ========== ===========


The accompanying notes are an integral part of these financial statements. Sequential Page 5 of 13

POWERCOLD CORPORATION                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                         FOR THE THREE AND SIX MONTH PERIODS
UNAUDITED                                                ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                1999         1998         1999         1998
                                              -----------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                           ($282,913)   ($147,742)   ($542,855)   ($312,717)
Adjustments to reconcile net income (loss)
     to net cash used in operating activties
   Depreciation and Amortization                  26,052       24,424       51,546       48,847
   Net loss on sale of securities                                                         5,100
   Equity in unconsolidated affiliate             31,399                    66,966
   Common stock issued for expenses               39,319       72,250       98,830      109,220
   Changes in assets and liabilities
     Trade accounts receivable                     4,613       12,953      (51,316)      (9,769)
     Interest receivable                                       (9,918)                   48,164
     Other receivable                            (85,025)      (4,583)    (148,540)      (4,583)
     Inventories                                  14,867       11,233        8,883       28,159
     Prepaid expenses and other assets            (1,254)         (77)                    4,126
     Accounts payable and expenses                51,032        2,800       89,314        3,335
     Accrued expenses                             (7,101)      28,117      (32,545)      46,964
     Income taxes payable
                                              -----------  -----------  -----------  -----------
     Net Cash Used By
       Operating Activities                     (209,011)     (10,543)    (459,717)     (33,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment            (15,638)                  (15,638)
   Disposition of property and equipment                                                  1,234
   Advances to affiliate company                              (81,281)                  (71,894)
   Advances from affiliate company                34,045                   329,224
   Proceeds from sale of sercurities                                        32,500       16,858
   Purchase of securities                                      (2,997)                  (27,522)
                                              -----------  -----------  -----------  -----------
   Net Cash Provided (Used) By
     Investing Activities                         18,407      (84,278)     346,086      (81,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock        200,100      100,000      200,100      100,000
   Proceeds from short term borrowings            42,735        3,643       49,404       28,643
   Payment of short term borrowings               (2,063)                   (2,063)     (12,397)
   Payment on notes payable                                               (100,000)
                                              -----------  -----------  -----------  -----------
   Net Cash Provided (Used) By
     Financing Activities                        240,772      103,643      147,441      116,246
                                              -----------  -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            50,168        8,822       33,810        1,768

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                          5,423       (4,780)      21,781        2,274
                                              -----------  -----------  -----------  -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $55,591       $4,042      $55,591       $4,042
                                              ===========  ===========  ===========  ===========

INTEREST PAID                                    $10,930       $5,836      $25,412      $12,797

NONCASH OPERATING ACTIVITIES:
  Common stock issued for deferred              ($13,300)          $0      $26,600           $0
  compensation

NONCASH INVESTING ACTIVITIES:
  Unrelated gain (loss) on sale of                    $0         $218           $0         $134
  securities


The accompanying notes are an integral part of these financial statements. Sequential Page 6 of 13


POWERCOLD CORPORATION                        Notes to Consolidated
AND SUBSIDIARIES                             Financial Statements at
(Unaudited)                                  June 30, 1999



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





































                  Sequential Page  6 of 13

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


GENERAL FINANCIAL ACTIVITY

PowerCold is a solution provider of energy efficient products for users of industrial and commercial refrigeration systems worldwide. The Company operates across many market sectors from large industrial food processors to small commercial air conditioning systems. The firm's focus is to give customers products and systems that allow them to benefit from current changes occurring in the natural gas and electrical utility marketplace. Refrigeration is the most energy intensive operation most business operators face. PowerCold has the opportunity to provide products and systems, that customers require taking advantage of these changes, to improve profitability by reducing their operating costs.

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

                  Sequential Page  7 of 13

whereas RealCold Products will package various components adding value for a total turnkey refrigeration system.

Nauticon Inc. - manufactures and markets a product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, and are simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, subcoolers, and cooling towers. Nauticon products can save power cost in the refrigeration industry by 20% to 30%, making these units contribute to the utilities needs to reduce power demand. There are over 100 systems installed in the US.

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

Channel Freeze Technologies, Inc. - was recently formed (September 1998) as a PowerCold subsidiary to acquire 80% of the assets of Channel Ice Technologies. Channel Ice produces a proprietary patented and economical multi-purpose freezing system, suitable for virtually any liquid or semi-liquid product, that is inherently more efficient than prior technologies in a variety of industries including; block ice - for ice plants, fish and produce industries; food and food byproducts - for food suppliers and their leftover byproducts, fruit and juice products. The most notable new application is for highly efficient management of liquid and semi-liquid industrial waste products for municipal water, pulp and paper plants and utilities. The freeze-thaw process; waste is frozen the water in the frozen sludge drains almost immediately during thaw, and the remaining materials are than disposed of at greatly reduced cost, recycled or sold.

Alturdyne Energy Systems - PowerCold recently signed a Letter of Agreement (December 1998), to acquire a division of Alturdyne that produces natural gas engine driven water chillers. The Company also announced a Strategic Alliance with Alturdyne for manufacturing and marketing of their respective products.

Alturdyne is an innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven
                  Sequential Page  8 of 13

chillers. Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Their capabilities and experience in developing low cost, customer power packages that meet specific needs have established Alturdyne's excellent reputation in the industry. Alturdyne's added expertise is in the design and production of rotary engines.

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


RESULTS OF OPERATIONS - Second Quarter 1999

Revenue for the three and six months periods ended June 30, 1999 decreased (45%) to $78,049 and (74%) to $194,084 respectively as compared to $171,617 and $263,982 for the same periods respectively in 1998.

Net Loss for the three and six months periods ended June 30, 1999 decreased (48%) to ($282,713) and (42%) to ($542,855) respectively as compared to ($147,744) and ($312,719) for the same periods respectively in 1998.

Net Loss per share for the three and six-month periods ended June 30, 1999 was ($0.02) and ($0.08) respectively compared to ($0.02) and ($0.5) for the same periods respectively in 1998. Net loss per share was based on weighted average number of shares of 7,242,517 for June 30, 1999 compared to 6.231,507 for the same three-month period in 1998.

The Company's Consolidated Balance Sheets as of the second quarter ended June 30, 1999 compared to the second quarter ended June 30, 1998: Total assets increased 10% to $2,437,979 compared to $2,192,455; total current liabilities increased 8.1% to $883,736 compared to $817,191; total stockholders' equity decreased 7.3% to $1,308,719 compared to $1,412,166; and the Company has no long term debt.



















                  Sequential Page  9 of 13

Order Back Log

Company order backlog to date is $1,143,152. This includes $660,398 for (3) new chiller orders, $224,000 for (2) channel freeze systems, $42,875 for (6) refrigeration systems and $215,879 for (12) new rotary engines. To date the Company has over $25M in customer back log order quotations.

Company executive management recently made a trip to Malaysia for a power/energy presentation to the Malaysian National Power Company (TNB). Management projects major revenue growth from Malaysia and other South East Asian countries for its power/energy systems, which produce energy from natural gas applications.

Company revenues will continue to improve throughout 1999 because of new marketing and sales programs for; the Nauticon condensers, the Channel Freeze System applications, and the power/energy systems. The continued operating loss was due to general Company operating overhead throughout the first half of 1999, and should decrease as orders and revenue increases. The Company's asset base, as well as revenues, should continue to improve through new proposed acquisitions.

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Management believes that its working capital may not be sufficient to support both its operations and growth plans for acquisitions and joint ventures for the near future. Therefore, to support the Company's growth and goals, management is seeking additional financing for this purpose.


Financial Summary:

                                 Three Months Ended        Six Months Ended
                              June 30,      June 30,     June 30,    June 30,
                                  1999          1998         1999        1998
                             ----------    ----------   ----------  ----------

Revenue                        $78,049      $194,084     $171,617    $263,982

Net Loss                     ($282,713)    ($147,744)   ($542,855)  ($312,719)

Net Loss Per Share             ($0.04)       ($0.02)      ($0.08)     ($0.05)

Shares Outstanding (Avg.)    7,242,517     6,231,507    7,039,946   6,156,525

                                                         June 30,     Dec 31,
                                                             1999        1998
                                                       ----------- -----------

Total Assets                                           $2,437,979  $2,321,970

Total Liabilities - Current                            $1,497,711  $1,164,377

Total Liabilities - Long Term                               $0.00       $0.00

Total Stockholders Equity                                $940,268  $2,321,970

                 Sequential Page  10 of 13



PART II. OTHER INFORMATION


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

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          8-K Filed on 5/7/99 - Terrence J. Dunne, Director Resignation



















                 Sequential Page  11 of 13


                             POWERCOLD CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1999


Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Date: August 13, 1999


                                   POWERCOLD CORPORATION


                                   /s/Francis L. Simola
                                   ----------------------------
                                   Francis L. Simola
                                   President and CEO

































                 Sequential Page  12 of 13