Form 10-Q
period 1999-09-30
POWERCOLD CORP
filed 1999-11-15
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D C 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended September 30, 1999

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


As of September 30, 1999, 7,518,653 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $2,584,536.

















                  Sequential Page  1 of 12

                             POWERCOLD CORPORATION

                               AND SUBSIDIARIES


                                     INDEX




PART I.   FINANCIAL INFORMATION                                           Page


   Item 1: Financial Statements (Unaudited)


   Consolidated Statement of Financial Position as of
       September 30, 1999 and December 31, 1998.                             3


       Consolidated Statement of Operations for Three and Nine
       Months Ended September 30, 1999 and September 30, 1998.               4

       Consolidated Statement of Changes in Stockholders' Equity
       for Three Months Ended September 30, 1999 and September 30, 1998.     5

       Consolidated Statement of Cash Flows for Three and Nine
       Months Ended September 30, 1999 and September 30, 1998.               6

       Notes to Consolidated Financial Statements at June 30, 1999.          7


   Item 2: Management's Discussion and Analysis of                           8
           Financial Condition and Results of Operations.




PART II.   OTHER INFORMATION                                                11


   Item 1.    Legal Proceedings.

   Item 2.    Changes in Securities.

   Item 3.    Defaults Upon Senior Securities.

   Item 4.    Submission of Matters to a Vote of Security Holders.

   Item 5.    Other Information.

   Item 6.    Exhibits and Reports on Form 8-K.


















                  Sequential Page  2 of 12

POWERCOLD CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 September 30,
                                                                      1999      December 31,
ASSETS                                                            (Unaudited)       1998
                                                                 -------------- --------------
Current assets:
  Cash and cash equivalents                                         $   15,835    $   21,781
  Restricted cash                                                            -       400,000
  Trade accounts receivable, net of allowance for doubtful
     accounts of $81,778 and $84,533, respectively                     150,057         6,313
  Related party receivables                                            269,668        72,618
  Interest receivable                                                        -         9,918
  Refundable income taxes                                              124,156       124,156
  Inventories                                                          154,430       156,699
  Prepaid expenses and other current assets                             84,246        62,511
                                                                 -------------- --------------

            Total current assets                                       798,392       853,996

Investment in securities available for sale                                  -        32,500
Investment in affiliate                                                730,446       825,988
Property and equipment, net                                             43,674        42,483
Patent rights and related technology, net                              390,772       441,078
Goodwill, net                                                          113,124       125,925
                                                                 -------------- --------------

           Total assets                                             $2,076,408    $2,321,970
                                                                 -------------- --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                     $  240,000    $  300,000
  Short-term borrowings                                                 34,847       424,203
  Accounts payable                                                     284,569       190,054
  Accrued expenses                                                     177,563       207,880
  Commissions payable                                                   42,240        42,240
  Advances from affiliate                                              371,833             -
                                                                 -------------- --------------

           Total current liabilities                                 1,151,052     1,164,377

Commitments

Stockholders' equity:
  Convertible, preferred stock, series A $0.001 par value,
     $1,000,000 in liquidation, 1,250,000 shares authorized,
     issued and outstanding at September 30, 1999 and
     December 31, 1998                                                   1,250         1,250
  Common stock, $0.001 par value, 200,000,000 shares
     authorized, 7,518,653 and 6,834,136 shares issued and
     outstanding at September 30, 1999 and December 31, 1998,
     respectively                                                        7,519         6,834
  Additional paid-in capital                                         5,959,119     5,534,274
  Amounts due from stockholders                                         (8,500)       (8,500)
  Accumulated deficit                                               (5,034,032)   (4,376,265)
                                                                 -------------- --------------

           Total stockholders' equity                                  925,356     1,157,593
                                                                 -------------- --------------

            Total liabilities and stockholders' equity              $2,076,408    $2,321,970
                                                                 -------------- --------------


The accompanying notes are an integral part of these financial statements. Sequential Page 3 of 12

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                               For the three                  For the nine
                                                             month periods ended           month periods ended
                                                          September 30,  September 30,   September 30, September 30,
                                                               1999          1998            1999          1998
                                                          -------------- -------------   ------------- -------------
Revenue:
  Product Sales                                              $  159,715    $  104,078      $  299,509    $  284,519
  Services                                                       17,436        12,265          49,259        95,807
                                                          -------------- -------------   ------------- -------------

            Total revenue                                    $  177,151    $  116,343         348,768       380,326

Cost of revenue:
  Product Sales                                                  83,197       129,148         271,484       322,263
  Services                                                            -         1,033             244         1,916
                                                          -------------- -------------   ------------- -------------

            Total cost of revenue                                83,197       130,181         271,728       324,179

            Gross Margin                                         93,954       (13,838)         77,040        56,147

Operating expenses:
  Sales and marketing                                            38,632       128,693         212,130       344,151
  General and administrative                                     85,689       204,608         349,595       438,932
  Research and development                                       37,616             -          68,025             -
                                                          -------------- -------------   ------------- -------------

            Total operating expenses                            161,937       333,301         629,750       783,083
                                                          -------------- -------------   ------------- -------------

Income (loss) from operations before equity in earnings
  (loss) of unconsolidated affiliate                            (67,983)     (347,139)       (552,710)     (726,936)

Equity in loss of unconsolidated affiliate                      (28,576)            -         (95,542)            -
Gain on sale of 3% of interest in unconsolidated
  affiliate                                                           -             -               -        37,121
                                                          -------------- -------------   ------------- -------------

Income (loss) before other income (expense)                     (96,559)     (347,139)       (648,252)     (689,815)

Other income (expense)
  Interest and other income                                      (1,424)       34,500          32,826        83,589
  Interest and other expense                                    (16,929)       (4,775)        (42,341)      (17,572)
  Other                                                               -             -               -        (6,333)
                                                          -------------- -------------   ------------- -------------

            Total other income (expense)                        (18,353)       29,725          (9,515)       59,684
                                                          -------------- -------------   ------------- -------------

Income (loss) before provision for income taxes                (114,912)     (317,414)       (657,767)     (630,131)

Provision (benefit) for income taxes
  Federal current provision                                           -             -               -             -
  Federal deferred provision                                          -             -               -             -
                                                          -------------- -------------   ------------- -------------

                                                                      -             -               -             -
                                                          -------------- -------------   ------------- -------------

  Net income (loss)                                          $ (114,912)   $ (317,414)     $ (657,767)   $ (630,131)
                                                          -------------- -------------   ------------- -------------

  Net loss per share                                              (0.01)        (0.05)   $      (0.09)   $    (0.10)
                                                          -------------- -------------   ------------- -------------

  Weighted average number of shares                           7,438,943     6,515,471       7,174,407     6,277,489
                                                          -------------- -------------   ------------- -------------

The accompanying notes are an integral part of these financial statements.

Sequential Page 4 of 12

POWERCOLD CORPORATION                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND SUBSIDIARIES                                   FOR THE THREE MONTH PERIODS ENDED
(UNAUDITED)                                        SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                                                                            Additional     Amounts       Earnings
                                Preferred Stock         Common Stock          Paid-In      Due From    (Accumulated
                               Stock      Amount       Stock      Amount      Capital     Stockholders    Deficit)         Total
                              ----------  ---------  ----------- --------- -------------- ------------ --------------- ------------

Balances at July 1, 1998              -     $    -    6,345,796    $6,346     $4,308,668     $(7,500)     $(2,998,795)  $1,308,719

Sale of Preferred Stock
 (net of expenses of
  $20,504)                    1,250,000      1,250            -         -        978,246           -                -   $  979,496

Issuance of Common Stock
 for Accounts Payable                 -          -      117,340       117         74,431           -                -       74,548

Issuance of Common Stock as
 a deposit on an
   acquisition                        -          -      100,000       100         62,900           -                -       63,000

Issuance of Common Stock
 for Compensation                     -          -       14,500        14          9,121           -                -        9,135

Net Income (loss) for the
 three month period
 ended September 30, 1998             -          -            -         -              -           -         (317,414)    (317,414)
                              ----------  ---------  ----------- --------- -------------- ------------ --------------- ------------

Balances at September 30,
 1998                         1,250,000     $1,250    6,577,636    $6,577     $5,433,366     $(7,500)     $(3,316,209)  $2,117,484
                              ----------  ---------  ----------- --------- -------------- ------------ --------------- ------------




Balances at July 1, 1999      1,250,000     $1,250    7,351,986    $7,352     $5,859,286     $(8,500)     $(4,919,120)  $  940,268

Sale of Common Stock                  -          -      166,667       167         99,833           -                -      100,000

Net Income (loss) for the
 three month period
 ended September 30, 1999             -          -            -         -              -           -         (114,912)    (114,912)
                              ----------  ---------  ----------- --------- -------------- ------------ --------------- ------------

Balances at September 30,
 1999                         1,250,000     $1,250    7,518,653    $7,519     $5,959,119     $(8,500)     $(5,034,032)  $  925,356
                              ----------  ---------  ----------- --------- -------------- ------------ --------------- ------------


The accompanying notes are an integral part of these financial statements.

Sequential Page 5 of 12


POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          For the three month           For the nine month
                                                          periods ended                 periods ended
                                                          September 30, September 30,   September 30, September 30,
                                                               1999          1998            1999          1998
Cash flows from operating activities:                      -----------   -----------     ------------  -----------
  Net Income (Loss)                                        $ (114,912)   $ (317,414)     $  (657,767)  $ (630,131)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used by) operating activities:
    Depreciation and amortization                              26,008        24,821           77,554       73,668
    Net realized loss on available for sale securities              -             -                -        5,100
    Equity in earnings of unconsolidated affiliate             28,576             -           95,542            -
    Common stock issued for services                           13,300        83,683          112,130      192,903
    Changes in assets and liabilities:
      Trade accounts receivable                               (89,673)       35,471         (140,989)      25,702
      Provision for doubtful accounts                               -        76,815           (2,755)      76,815
      Interest receivable                                       9,918             -            9,918       48,164
      Employee receivable                                           -        (1,434)               -       (6,017)
      Other receivable                                              -        (8,050)               -       (8,050)
      Loan to Rotary Power Enterprises                              -       (26,000)               -      (26,000)
      Related party receivable                                (51,265)            -         (197,050)           -
      Inventories                                              (6,614)        6,340            2,269       34,499
      Prepaid expenses and other current assets                (8,435)       (3,210)          (8,435)         916
      Accounts payable                                          5,201        20,237           94,515       23,572
      Accrued expenses                                          2,228        (6,364)         (30,317)      40,600
                                                           -----------   -----------     ------------  -----------
       Net cash provided by (used by) operating activities   (185,668)     (115,105)        (645,385)    (148,259)

Cash Flows from investing activities:
  Purchase of property and equipment                                -             -          (15,638)           -
  Disposition of property and equipment                             -             -                -        1,234
  Advances to affiliate company                                     -      (252,888)               -     (324,782)
  Advances from affiliate company                              42,609             -          371,833            -
  Redemption of certificate of deposit                        400,000             -          400,000            -
  Release of escrow from sale of subsidiary                         -       200,000                       200,000
  Proceeds from sale of securities available for sale               -             -           32,500       16,858
  Purchases of securities available for sale                        -             -                -      (27,522)

      Net cash provided by (used by) investing activities     442,609       (52,888)         788,695     (134,212)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                         -       979,496                -      979,496
  Proceeds from issuance of common stock                      100,000             -          300,100      100,000
  Proceeds from short-term borrowings                               -             -           49,404       28,643
  Payment of short-term borrowings                           (436,697)       (3,212)        (438,760)     (15,609)
  Proceeds from notes payable                                  40,000             -           40,000            -
  Payments on notes payable                                         -             -         (100,000)           -
                                                           -----------   -----------     ------------  -----------

      Net cash provided by (used by) financing activities    (296,697)      976,284         (149,256)   1,092,530
                                                           -----------   -----------     ------------  -----------

Net increase (decrease) in cash and cash equivalents          (39,756)      808,291           (5,946)     810,059

Cash and cash equivalents at beginning of period               55,591         4,042           21,781        2,274
                                                           -----------   -----------     ------------  -----------

Cash and cash equivalents at end of period                 $   15,835    $  812,333      $    15,835   $  812,333
                                                           -----------   -----------     ------------  -----------

Interest paid                                              $   20,560    $    4,775      $    42,341   $   17,572

Noncash operating activities:
  Common stock issued for deferred compensation            $  (13,300)   $        -      $    13,300   $        -

Noncash investing activities:
  Unrealized gain (loss) on securities available for sale  $        -    $        -      $         -   $      134

Noncash financing activities:
  Deposit on acquisition paid with common stock            $        -    $   63,000      $         -   $   63,000



The accompanying notes are an integral part of these financial statements.

Sequential Page 6 of 12


POWERCOLD CORPORATION                        Notes to Consolidated AND
SUBSIDIARIES                                 Financial Statements at
(Unaudited)                                  September 30, 1999


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

                  Sequential Page  8 of 12

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

Channel Freeze Technologies, Inc. - was formed (September 1998) as a PowerCold subsidiary to acquire 80% of the assets of Channel Ice Technologies. Channel Ice produces a proprietary patented and economical multi-purpose freezing system, suitable for virtually any liquid or semi-liquid product, that is inherently more efficient than prior technologies in a variety of industries including; block ice - for ice plants, fish and produce industries; food and food byproducts - for food suppliers and their leftover byproducts, fruit and juice products. The most notable new application is for highly efficient management of liquid and semi-liquid industrial waste products for municipal water, pulp and paper plants and utilities. The freeze-thaw process; waste is frozen the water in the frozen sludge drains almost immediately during thaw, and the remaining materials are than disposed of at greatly reduced cost, recycled or sold.

Alturdyne Energy Systems - PowerCold signed a Letter of Agreement (December
1998), to acquire a division of Alturdyne that produces natural gas engine driven water chillers. The Company also announced a Strategic Alliance with Alturdyne for manufacturing and marketing of their respective products.

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


RESULTS OF OPERATIONS - Third Quarter 1999

Revenue for the three months period ended September 30, 1999 increased 34% to $177,151 from $116,343 for the same period ended September 30, 1998.
Revenue for the six months period ended September 30, 1999 decreased (8%) to $348,768 from $380,326 for the same period ended September 30, 1998.

Order BackLog - Company order backlog is approximately $800,000. The Company has over $30M in back log customer order quotations for AES chiller systems, Channel Freeze systems, Nauticon systems and engine products. Rotary Power Enterprise has delivery four 65 series natural gas engines for use at gas well field sites and has delivered the first commercial 500 hp 580 series natural gas engine for testing at a customer location. Management believes that revenues will continue to improve because of the new marketing and sales programs implemented this year and because of the numerous proposals that are continually being quoted to prospective customers for all product lines.

Net Loss for the three months period ended September 30, 1999 decreased (64%) to ($114,912) from ($317,414) for the same period ended September 30, 1998. Net Loss for the six months period ended September 30, 1999 increased (4%) to ($657,767) from ($630,131) for the same period ended September 30, 1998.

                  Sequential Page  9 of 12


Net Loss per share for the three months period ended September 30, 1999 decreased to
($0.01) from ($0.05) for the same period ended September 30, 1998.
Net Loss per share for the six months period ended September 30, 1999 decreased to
($0.09) from ($0.10) for the same period ended September 30, 1998.
Net loss per share was based on weighted average number of shares of 7,438,943 for September 30, 1999 compared to 6,515,471 for the same three-month period in 1998.

The operating loss has continually decreased primarily because of tighter management control of general operating expenses and should continue to decrease as orders and revenue increases.

The Company's Consolidated Balance Sheets as of the third quarter ended September 30, 1999 compared to the third quarter ended September 30, 1998 respectively: Total assets decreased (31%) to $2,076,408 compared to $3,011,881; total current liabilities increased (22%) to $1,151,052 compared to $894,397; total stockholders' equity decreased (56%) to $925,356 compared to $2,117,484; and the Company has no long term debt.



Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Management believes that current operating working capital is not sufficient to support its daily operations. Therefore, management is seeking additional financing to support the Company's sales growth and manufacturing operations.



Financial Summary: (Unaudited)

                                 Three Months Ended    Nine Months Ended
                               Sept. 30,  Sept.  30, Sept.  30,     Sept. 30,
                                   1999        1998       1999          1998
                              ----------  ---------- -----------  -----------

Revenue                        $177,151    $116,343    $348,768     $380,326

Net Loss                      ($114,912)  ($317,414)  ($657,767)   ($630,131)

Net Loss Per Share              ($0.01)     ($0.05)     ($0.09)      ($0.10)

Shares Outstanding (Avg.)     7,438,943   6,515,471   7,174,407    6,277,489


                                                       Sept.  30,   Sept. 30,
                                                            1999        1998
                                                     ------------ ------------

Total Assets                                          $2,076,408   $3,011,881

Total Liabilities - Current                           $1,151,052     $894,397

Total Liabilities - Long Term                              $0.00        $0.00

Total Stockholders Equity                               $925,356   $2,117,484











                  Sequential Page  10 of 12


PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

Management of the Company is seeking to recoup damages from the former president and director of Nauticon in connection with Nauticon's acquisition by the Company. Related to this matter is the ownership of certain patents, which the company legally owns as part of the acquisition. It is the opinion of management that this matter has no adverse effect on the Company at this time, because the Company legally acquired all the assets of Nauticon including the patents in exchange for stock. The former president of Nauticon has filed a counter claim against the Company and two Company Executives/Directors.

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

          None.

Item 5.   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.






























                 Sequential Page  11 of 12

                             POWERCOLD CORPORATION

                                   FORM 10-Q

                              September 30, 1999


Signature


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Date: November 12, 1999


                                   POWERCOLD CORPORATION




                                   /s/Francis L. Simola
                                   -----------------------
                                   Francis L. Simola
                                   President and CEO






































                 Sequential Page  12 of 12