Form 10KSB
period 1999-12-31
POWERCOLD CORP
filed 2000-04-14
CIK 827055

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"
























This space intentionally left blank.

START***************************************************************************



                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                         Commission File Number 33-19584

                              POWERCOLD CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                   23-2582701
     -------------------------             ----------------------------------
     (State  of  Incorporation)           (IRS  Employer  Identification  No.)

        103  Guadalupe  Drive  Cibolo,  Texas            78108
     --------------------------------------------       ---------
     (Address  of  principal  executive  offices)      (Zip  Code)

             Issuer's  telephone  number:     210  659-8450

      Securities registered under Section 12(b) of the Exchange Act:  None

      Securities registered under Section 12(g) of the Exchange Act:  None

     Common Stock,  $0.001 Par Value          OTC Electronic Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenues  for its most recent fiscal year:            $541,238.00

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,258,284, which is based on the closing price of $0.5625 on December 31, 1999. The number of shares of Common Stock outstanding on December 31, 1999 was 22,876,641. (15,000,000 shares were subsequently canceled  on  April  3,  2000)

Documents  Incorporated  By  Reference:     None


Transitional  Small  Business  Disclosure  Format:     Yes  [  ]  No  [X]

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999



                                    PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

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

COMPANY  HISTORY

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


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

The total value of the transaction was $724,224.90. Two of the six individuals, (Terrence J. Dunne and Francis L. Simola) receiving stock in this transaction as Directors of the Company. Terrence J. Dunne received 850,000 and Francis L. Simola received 340,041 shares of stock respectively. This represented 49.3% of all the common stock issued for the transaction.

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

SUBSIDIARIES

During 1995, PowerCold acquired four companies in the refrigeration business in a stock exchange transaction. These entities, complimented and secured PowerCold's position in the industry, operated as wholly owned subsidiaries. RealCold Systems, Inc., prior to its sale to Wittcold Systems, a Wittemann
Company, offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company. Nauticon, Ltd. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation, which merged into RealCold Systems, offered industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. (renamed RealCold Products, Inc.) designs and produces unique products for the refrigeration industry.

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


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

In August 1995, PowerCold acquired Nauticon Inc., a company that manufactures and markets a product line of innovative evaporative heat exchange systems for the HVAC and refrigeration industry, representing over five years of development. The new patented products are innovative and unique in design and simple to manufacture. They use new material technology with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. The evaporative heat exchangers are self-cleaning in most applications thus eliminating chemical cleaning. The outstanding Nauticon product features cannot be found in competitive products. Nauticon evaporative heat exchangers serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils. They are used for condensers, fluid coolers, booster coolers, and cooling towers. The Company believes that the Nauticon products may revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns worldwide. The Nauticon application should reduce these traditional concerns and enhance the industry's growth.

The three operating subsidiaries, Technicold Services, Inc., RealCold Products, Inc. and Nauticon Inc., supported by the parent public entity, PowerCold, supports all operating activities for the freezing systems, the refrigeration systems and the evaporative heat exchange systems respectively. Technicold provides consulting services to the refrigeration industry, and RealCold Products, Inc. supports all refrigeration and freezer systems operating from their corporate facility in Cibolo, Texas. Nauticon supports all evaporative heat exchange and refrigeration systems and operations from their corporate facility in Cibolo, Texas. The corporate manufacturing facility supports all technical and service product operations including; design and engineering; assemble and fabrication; administration; marketing, sales support and consulting services. Sales and marketing activities are supported by represented agents and distributors.

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


Rotary Power Enterprise, Inc. was formed as a new PowerCold entity, which acquired the Natural Gas Business from Rotary Power International on July 2, 1998. The agreement included: the business assets including intellectual property, inventory and manufacturing capability; a marketing agreement with the world's largest supplier of supermarket refrigeration equipment for marketing the natural gas engine screw compressor systems to supermarkets; the North American rights to the small 65 series Mazda natural gas engine block, subject to Mazda Agreement; and Distributor Agreement for the 580 and 40 series engines from Rotary Power International, Inc. The rotary engine driven screw compressor refrigeration system significantly reduces refrigeration electrical demand during the most expensive periods of the day and year.

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

Other target markets for the rotary engines include: Large cold storage facilities, food processing plants, ice rinks and natural gas wellhead, pipeline and distribution network. Packaged industrial refrigeration systems produced by RealCold Products will now use natural gas rotary engines instead of competitor engines. A packaged, commercial air conditioning system was designed using natural gas rotary engine and the Nauticon evaporative condenser for large building facilities.

Channel Freeze Technologies, Inc. was formed as a new PowerCold entity, which acquired 80% of the assets of Channel Ice Technologies, a proprietary patented and economical multi-purpose freezing system, suitable for virtually any liquid or semi-liquid product, that is inherently more efficient than prior technologies in a variety of industries including; block ice - for ice plants, fish and produce industries; food and food byproducts - for food suppliers and their leftover byproducts, fruit and juice products. The most notable new application is for highly efficient management of liquid and semi-liquid industrial waste products for municipal water, pulp and paper plants and utilities. The freeze-thaw process; waste is frozen, the water in the frozen sludge drains almost immediately during thaw, and the remaining materials are than disposed of at greatly reduced cost, recycled or sold off. Very swift, economical freezing of the products is much more cost effective, up to one-third the cost, than with bulk, blast freezing or drum freezing.

Alturdyne Energy Systems, Inc. - A Letter of Agreement has been signed by The Company to acquire Alturdyne Energy Systems from Alturdyne, a San Diego, CA based company. A formal Agreement was signed and a $50,000.00 deposit was paid to Alturdyne. Alturdyne Energy Systems as a wholly subsidiary of PowerCold will market natural gas engine driven water chillers, pumps, air compressors and generators. RealCold Products will manufacture the water chillers under the name ALTURCOLD.

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


AFFILIATE - In December 1996 the Company agreed in principal to merge/acquire Rotary Power International, Inc. The Company initially acquired a 30% equity interest in RPI (2M shares of common stock for $1M), and proposed a merger of the companies in a stock for stock transaction, whereby RPI would become a wholly owned subsidiary of the Company. A Plan of Agreement and Merger was signed with Rotary Power International, Inc. ("RPI") on March 21, 1997 subject to RPI shareholder approval. Each shareholder of RPI was to receive .363 shares of the Company's common stock (1.56M shares) upon shareholder approval.

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

There were two major reasons for the acquisition of RPI. - The refrigeration industry desires packaged refrigeration systems and RPI'S engines add growth value to our products along with packaging ability. Current deregulation of gas and electric utilities is creating major competitive changes in energy use and costs. RPI'S natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Through associated markets overseas there is a complementary demand and need for energy, (portable generators) and for refrigeration and CO2 systems in remote areas of the world. RPI primarily marketed engines to the US government. The Company now had the opportunity to commercialize a proven product that has tens of millions of dollars and years of development experience behind it.

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999

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

Intermagnetics General Corporation (Amex: IMG) - Purchased for $1,000,000 an aggregate of 1,250,000 shares of the Company's Series A Preferred Stock, par value $0.001 per share; and PowerCold granted Intermagnetics General Corporation a purchase option to acquire up to 50% of the fully diluted equity of the Company. The purchase option, which expired, was exercisable at a per share price of the lesser of $3.00 or a market price calculation of the common stock, for an option term no later than March 31, 1999.

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

The strategic alliance with IMG complimented both companies and supported each other's desire and needs with their respective energy efficient products and services. PowerCold has key personnel, industry contacts and unique products, and Intermagnetics General has the management and financial strength and complimenting products. Although this new emerging opportunity had all the necessary ingredients for success, to date the strategic alliance was never fully implemented by the companies.

MANAGEMENT

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


The Company's management objective is to become a major force with niche products in the multi-billion dollar refrigeration industry and energy business. The Company's goal is to achieve profitable growth and increase shareholder value by increasing its line of superior products and services, through acquisitions and joint ventures of related products and companies.

The  Company  maintains  corporate  offices  in  Cibolo, Texas, and an executive
office   in   Philadelphia,   Pennsylvania.   Administrative,  engineering   and
manufacturing  facilities  are  located  in  Cibolo,  Texas.

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

EVAPORATIVE HEAT EXCHANGE SYSTEMS - Nauticon Inc., a wholly owned subsidiary of PowerCold manufactures and markets a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, are simple to manufacture, and have low operating costs. They are used for condensers, fluid coolers, booster coolers, and cooling towers.

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999

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

Unique low cost manufacturing procedures are essentially the same for each product, which is offered in four varieties. This is attributed to communality of parts and manufacturing. Manufacturing processes and techniques are both simple and well worked out utilizing low cost labor.

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


COMPETITION - Block Ice - Small packaged manual block ice plants manufactured bv various people in the U.S. Up to five or ten tons of ice per day. A manual block ice plant manufactured in Mexico with sizes up to 100 ton per day or ice. Bulk Freezing - Vertical plate freezer manufacturers: York Food Systems -US (manual), Gram - Denmark (manual), Technal - France (semi-automatic), APV-Baker Ltd - Jackstone, England (manual), Dole - U.S. (manual), Blast Freezers - US (manual).

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


ROTARY  POWER  NATURAL  GAS  ENGINES  OFFERS:
     20.000  Hour  engine  reliability
     Low  fixed  maintenance  cost
     Few  moving  parts
     Low  noise
     Compact  configuration
     Wide  horsepower  range  20-15OOHP
     2000 to 42OORPM variable speed capability (>1OOHP - 36OORPM maximum) Internal gear drives shaft at three times rotor speed
     No  external  gearing  required
     Light  weight
     Low  vibration
     No  special  or  massive  foundations  required
     Minimal  structural  bases  required
     Black  start  capability
     Only  control  circuit  power  required
     Eliminates  new  electrical  feeders  in  many  new  installations

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

Air  conditioning  -  screw  compressors
Refrigeration  -  screw  compressors
Plant  air  compression  systems  -  screw  compressors
Natural  Gas  compression  systems  -  screw  compressors
Mobile  power  units  -  Permanent  Magnet  Generators
Stationary  peaking  power  supplies  -  generators

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999

580  SERIES  NATURAL  GAS  ENGINE

The 580 Series family of twin rotor Natural Gas Rotary Engine, which are produced by Rotary Power International Inc., is derived from the extensive military development of the 580 Series diesel/multi-fuel engines since 1977. The initial 580 Series Natural Gas Rotary Engine development has been for a twin rotor engine rated at 500HP at 36OORPM. This will provide the power to generators for peak power shaving. The four rotor (composed of two 5OOHP modules) rated at 1000HP and the six rotor (three 5OOHP two rotor modules) rated at 1 5OOHP complete the family. The 580 natural gas engine runs on low pressure natural gas and does not use expensive high pressure fuel injection equipment and costly turbochargers found on diesel engines, thus offering a very competitive natural gas power plant for industrial applications.

ITEM  2.     DESCRIPTION  OF  PROPERTY

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On October 11, 1999, the following majority shareholders of the Company voted in favor of election of Company Directors to a new three year term by a majority vote of 3,840,583 votes or 51.1% of the outstanding 7,518,653 common shares of the Company:

     Simco Group, Inc.,  Francis L. Simola & Family     2,611,846  Shares
     George  C.  Briley                                   652,602  Shares
     Terrence  J.  Dunne                                  414,135  Shares
     Jack  Kazmar                                         162,000  Shares

The following were elected Directors of the Company to serve for three years. Francis L. Simola
     George  C.  Briley
     Jack  Kazmar
     Carl  H.  Rosner

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


Intermagnetics General Corporation's investment in the Company entitled them to have a position on the Board of Directors. Mr. Carl Rosner was never formally elected a director of the Company prior to this election. Subsequently Carl H. Rosner has resigned as a Company director.

                                   PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS  MATTERS

The Company's Common Stock is traded on the OTC Electronic Bulletin Board under the trading symbol PWCL. As of December 31, 1999, there were approximately 280 record holders of the Company's Common Stock.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

                                   1999                1998
                            -----------------   -----------------
                              High      Low       High      Low
                            --------  -------   --------   ------
     First  Quarter          1 3/8       5/8     1 1/2        1/4
     Second  Quarter         2         1         1 7/8      1 1/4
     Third  Quarter          1 7/8       5/8     2          1
     Fourth  Quarter         1           1/2     1 1/4        7/8

The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

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

GENERAL  FINANCIAL  ACTIVITY

REALCOLD  PRODUCTS,  INC.  -  designs  and  manufactures unique energy efficient packaged products for the refrigeration industry. RealCold Products also supports Rotary Power Enterprise and Alturdyne Energy Systems by engineering and packaging their products. RealCold Products will also support Channel Freeze
Technologies by designing and packaging their accompanying refrigeration systems. Management believes that the recent acquisition of Channel Freeze and Alturdyne Energy Systems should provide improved revenues and profits (subject to sufficient working capital) for RealCold Products in 2000, based upon its expertise in custom manufacturing systems. There are proposed alliances with other refrigeration companies, whereas RealCold Products will package various components adding value for a total turnkey refrigeration system.

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999

During 1999, RealCold Products has generated some $10M in customer proposals. Because of insufficient working capital for raw materials and labor directly needed for RealCold, sales and revenue was greatly impaired. The working capital shortage for RealCold Products was mainly due because of the large amounts of Company funds that was used for the promotion and support of the new Channel Freeze business.

NAUTICON INC. - manufactures and markets a product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, is simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, subcoolers, and cooling towers. Nauticon products can produce power cost in the refrigeration industry by 20% to 30% making these units contribute to the utilities' needs to reduce power demand. There are over 150 systems installed.

Management believes that Nauticon did not meet its sales and revenue projections in 1999 due to lack of operating cash flow and limited marketing support because of the concentrated support on the Channel Freeze business. PowerCold has funded Nauticon over $1M in operating capital, but the Company has been continually hindered by major operating and legal expenses due to previous inept management. Because of the major operating losses incurred by previous management, Nauticon does not have sufficient resources to continue operations. The Nauticon product technology was licensed to RealCold Products for a two and one half per cent royalty fee on product sales.

ROTARY POWER ENTERPRISE, INC. - was formed (September 1998) as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International. The agreement includes: the business assets including intellectual property, inventory and manufacturing capability; a marketing agreement with one of the world's largest supplier of supermarket refrigeration equipment, for marketing the natural gas engine screw compressor systems to supermarkets; the North American rights to the small 65 series Mazda natural gas engine block, subject to Mazda Agreement; and an exclusive Distributor Agreement for the Rotary Power 580 series engines form Rotary Power International, Inc.

The Company has delivered fourteen 65 HP engines and one 500 HP engine on its major sales agreement with Kem Equipment Company, an engine packager for OEM applications for the oil and gas industry in Western Canada. The Sales Agreement is for (100 small 65 HP and 60 large 500 HP) natural gas engines valued by management at over $5 million. The major application is for oil and gas field systems. The initial (160) engines are scheduled for delivery to a major Canadian oil and gas operation in Western Canada.

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


Since the acquisition, Channel Freeze had to overcome changes in product design and engineering and limited marketing experience and product credibility in the marketplace, therefore did not meet its sales and revenue projections in 1999. Channel Freeze has generated over $10M in proposal quotations. The new Channel Freeze management support team believes that the product is now ready for customer delivery and acceptance.

ALTURDYNE  ENERGY  SYSTEMS  -  PowerCold  signed a Letter of Agreement (December
1998), to acquire a division of Alturdyne that produces natural gas engine driven water chillers. The new company Alturdyne Energy System, Inc. was formed in September 1999. The Company also announced a Strategic Alliance with Alturdyne for manufacturing and marketing of their respective products.

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

Alturdyne Energy Systems, as an Alturdyne division installed over (140) chillers systems. The manufacturing operations have been moved to the Company's facility in Cibolo, Texas. The added expertise of RealCold Products engineering and manufacturing should enhance the existing chiller business and generate additional revenue for the Company in 2000.

RESULTS  OF  OPERATIONS

The following table's sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                         Year  Ended  December  31,
                                        ----------------------------
                                          1999      1998      1997
                                        --------  --------  --------

Revenue                                   100.0%   100.0%     100.0%
Cost  of  revenue                          77.3     89.7       83.3
Gross  margin                              22.7     10.3       16.7
Operating  expenses                      (189.3)  (282.5)    (453.9)
Operating  income  (loss)                (166.6)  (272.1)    (437.2)
Other  income  (expense)                  (13.2)  (102.0)      22.0
Net  income  (loss)                      (198.9)  (382.2)    (694.1)

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999



FISCAL 1999 AND 1998 RESULTS - The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998: Total revenue for 1999 was $541,238 compared to $442,172 for 1998; operating loss of ($901,762) for 1999 compared to ($1,203,301) for 1998; and net loss of ($1,076,900) or ($0.15) per share for
1999 compared to a net loss of ($1,690,187) or ($0.27) per share for 1998. Net income (loss) per share was based on weighted average number of shares of 7,106,638for 1999 compared to 6,376,647 for 1998.

The Company's Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 respectively: Total current assets were $598,030 for 1999 and $853,996 for 1998; total assets were $1,732,824 for 1999 and $2,321,970 for 1998; total liabilities were $1,139,636 for 1999 and $1,164,377 for 1998; total stockholders' equity was $ 593,188 for 1999 and $1,157,593 for 1998.

The company's revenues and expenses resulted in an operating loss ($1,076,900) for 1999 compared to an operating loss of ($1,203,301) for 1998, these are both operating losses. The Company's operating loss in 1999 was 25.1% less than the operating loss in 1998, and the net loss for 1999 was 36.3% less than the net loss in 1998. The decrease in operating losses was due to a reduction of some $224 thousand in general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 1999, the Company's working capital was ($541,606) compared with ($310,381) at December 31, 1998. The decrease was primarily attributable to the Company's increase in liabilities. The company's cash resources at December 31, 1999 were $14,455 reflecting an decrease in cash resources from $21,781 at December 31, 1998.

Simco Group, Inc., a wholly owned affiliate of Francis L Simola, CEO of the Company has financed the Company on several occasions since the Company's inception. Simco Group has never received or requested payment of any interest from the Company for providing said financing. In 1999 the Board of Directors elected to give Simco group 8% interest on outstanding loans to the Company. As of December 31, 1999 there was an outstanding loan of $365,254 due Simco Group. Management believes that without the continuos financial support of Simco Group, the Company would never have remained in business.

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

Because of these financial transactions, Simco Group, Inc. knowingly knew that it may be at financial risk, loosing personal interest and principal money, and incurring losses due in personal stock transactions.

The Company issued a total of 1,042 shares of new common restricted shares in 1999. 483,000 shares were issued for satisfaction of recorded liabilities for expenses and services rendered. 559,000 shares were issued for cash.

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


STATUS OF OPERATIONS - Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Company operating revenues and profit should increase in 2000 because of the new products from acquisitions. Management believes that its working capital may not be sufficient to support its operations and growth plans, therefore to support the Company's growth and goals, management is seeking additional funding for this purpose.

PREVIOUS  FINANCIAL  ACTIVITY  -  1998

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

RESULTS  OF  OPERATIONS  -  1998

The following table's sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                         Year  Ended  December  31,
                                        ----------------------------
                                          1998      1997      1996
                                        --------  --------  --------
Revenue                                   100.0%    100.0%    100.0%
Cost  of  revenue                          89.7      83.3      62.8
Gross  margin                              10.3      16.7      37.2
Operating  expenses                      (282.5)   (453.9)     76.7
Operating  income  (loss)                (272.1)   (437.2)    (39.5)
Other  income  (expense)                 (102.0)     22.0     200.2
Net  income  (loss)                      (382.2)   (694.1)    152.2

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


At December 31, 1997, the Company had $597,300, ($607,960 in 1996) held by and invested in an account in the name of Simco. These funds were invested in short and long-term liquid marketable securities; these funds have been classified as advances to affiliate. Simco has guaranteed the Company a mini-mum 8% return on these funds. During 1998, Simco paid the Company interest of $49,284, ($48,000 in 1997 and $12,000 in 1996). Management believes these terms reflect an arms-length transactions.

In early 1998, a major security investment decreased in value substantially and quickly due to uncontrolled market conditions. Simco Group, at its own risk, used its own money to support the investment during 1998, and continued to fund and support the Company as needed. Simco also paid interest to the Company. Management and a majority of the Directors decided to write -off, as of December 31, 1998, the loss of $557,145.

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

In September 1998, the Company received $1,000,000 through the sale of a redeemable, convertible, preferred series A Preferred Stock, $0.001 par value, $0.80 stated value. 1,250,000 preferred shares are issued and outstanding.

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


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


ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Power Cold Corporation and subsidiaries consolidated financial statements incorporated in this annual report Form 10KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's fiscal year ending December 31, 1999 and the subsequent period up to the date of the former accountants release, there were no disagreements with the former accountant nor with the current account on any matter of accounting principles or practices, financial statement disclosures or auditing scope of procedure.

                                   PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS The directors and executive officers of the Company are as follows:

NAME                    AGE     POSITION                       PERIOD  SERVED
-------------------     ---     --------------------------     -----------------
Francis  L.  Simola.     60     Chairman  of  the  Board       January  1,  1993
President  and  CEO

George  C.  Briley       74     Director,  and  CTO
                                Secretary,  Treasurer           September  1,  1994
                                President:
                                Technicold  Services,  Inc.     September  1,  1994
                                RealCold  Products,  Inc        September  1,  1994
                                Nauticon,  Inc.                 October  1,  1998
                                Channel Freeze
                                   Technologies, Inc.           October  1,  1998

H.  Jack  Kazmar         68     Director  and  COO              October  1,  1998
                                President:
                                Rotary  Power Enterprise, Inc.  October  1,  1998
                                Alturdyne Energy Systems, Inc.  September  1,  1999

A summary of the business experience and background of the Company's officers and directors is set forth below.

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999

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

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999


ITEM  10.     EXECUTIVE  COMPENSATION

No Officer or Director of the parent Company received any cash salary as compensation during the year ended 1999.

Mr. Simola/Simco Group received 120,000 shares of common restricted stock for services rendered the Company for 1999. Simco Group received $60,000 related to payment due for expenses, which has accumulated with loans due Simco Group for a total due of $365,254.00 loaned the Company.

Mr.  Simola  worked  100%  of  his  time  for  PowerCold.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table sets forth information as of December 31, 1999, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, and (ii) each director. (iii) beneficial owner of outstanding preferred stock.

NAME  AND  ADDRESS                    AMOUNT  AND  NATURE           PERCENT
OF  BENEFICIAL  OWNER               OF BENEFICIAL OWNERSHIP (1)     OF CLASS (2)
---------------------               ---------------------------     ------------
George  C.  Briley                         652,602                     8.29%
  17  Pembroke  Lane
  San  Antonio,  TX.  78240
Terrence  J.  Dunne                        438,488                     5.57%
  West 717 Sprague Ave. No. 1100
  Spokane,  Washington  99204
Robert  E.  Jenkins                        403,728                     5.13%
  2903  Hillview  Road
  Austin,  Texas  78703
H.  Jack  Kazmar                           162,000                     2.06%
  36  West  Beechcroft  Road
  Short  Hills,  NJ  07078
Francis  L.  Simola  and  (3)            1,058,596                    13.44%
  Veronica  M.  Simola
  9408  Meadowbrook  Ave.
  Philadelphia,  Pa.  19118
Simco  Group,  Inc.  (4)                 1,146,500                   14.56%
  650  Sentry  Parkway,  Ste.1
  Blue  Bell,  PA.  19422
Total  Common  Stock                     3,861,914                   49.03%
--------------------                     ---------                   ------
Intermagnetics  General  Corporation     1,250,000                  100.00%
450  Old  Niskayuna  Road
Latham,  NY  12110
Total  Preferred  Stock                  1,250,000                  100.00%
-----------------------                  ---------                  -------

(1) The nature of beneficial ownership for all shares is sole voting and investment power.
(2)  The  per  cent  of  class  is  all  common  stock  and  preferred  stock.

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(3)  Includes  minor  children
(4) Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.

ITEM  13.     EXHIBITS  AND  REPORTS

(A)     FINANCIAL  STATEMENTS  AND  SCHEDULES

Exhibits:  None

Financial Statements exhibited herein the Annual Report on Form 10-KSB and are filed as a part hereof.


(B)  REPORTS  ON  FORM  8-K:

     8-K  May  7,  1999  -  Resignation  of  Registrants  Director
     8-K  December  12,  1999  -  Changes  in  Registrants Certifying Accountant

                                     SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWERCOLD  CORPORATION

Dated:    April  14,  2000

                                   By:  __________________________
                                        Francis  L.  Simola
                                        President  and (Chief Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:  April  14,  2000

                                   By:  __________________________
                                        Francis  L.  Simola
                                        Director  and  President


                                   By:  __________________________
                                        George  C.  Briley
                                        Director,  Secretary  and  Treasurer


                                   By:  __________________________
                                        H  Jack  Kazmar
                                        Director

                              POWERCOLD CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 1999




                          R.  E.  BASSIE  &  CO.,  P.C.
                         CERTIFIED  PUBLIC  ACCOUNTANTS
                          A  PROFESSIONAL  CORPORATION

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                           (WITH INDEPENDENT AUDITORS'
                                 REPORT THEREON)

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                      INDEX


Independent  Auditors'  Report

Consolidated  Financial  Statements:

Balance  Sheets  -  December  31,  1999  and  1998

Statements  of  Operations  -  Years  ended  December  31,  1999  and  1998

Statements of Stockholders' Equity - Years ended December 31, 1999 and 1998

Statements  of  Cash  Flows  -  Years  ended December  31,  1999  and  1998

Notes  to  Consolidated  Financial  Statements

R.  E.  BASSIE  &  CO.,  P.C.
CERTIFIED  PUBLIC  ACCOUNTANTS
A  PROFESSIONAL  CORPORATION

7171  Harwin  Drive,  Suite  306
Houston,  Texas  77036-2197
Tel:  (713)  266-0691  Fax:  (713)  266-0692
E-Mail:  Rebassie@aol.com

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The  Board  of  Directors
PowerCold  Corporation:

We have audited the consolidated balance sheet of PowerCold Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for 1998 were audited by other auditors, whose report, dated March 5, 1999, included an explanatory paragraph describing the uncertainty of the recovery of the Company's primary assets, comprising patent rights and related technology of $441,078 and goodwill of $125,925.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerCold and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As shown in the consolidated financial statements, the Company incurred a net loss of $1,076,900 for 1999 and $1,690,187 for 1998. At December 31, 1999
current liabilities exceed current assets by $531, 997. These factors, and other discussed in note 4 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/  R.  E.  Bassie  &  Co.,  P.C.

Houston,  Texas
March  30,  2000

                       POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                               1999              1998
                                         ---------------    --------------
ASSETS:
Current  assets:
    Cash and cash equivalents            $      14,455      $      21,781
    Restricted cash (note 14)                      -              400,000
    Trade accounts receivable, net of
      allowance for doubtful accounts
      of $ 81,778 in 1999 and $84,533
      in 1998                                   150,791             6,313
    Receivable from Channel Freeze
      Technologies                              274,910               -
    Receivables from related parties              1,312            72,618
    Interest receivable                             -               9,918
    Refundable income taxes                      52,222           124,156
    Inventories                                  34,993           156,699
    Prepaid expenses                             69,347            62,511
                                         ---------------    --------------
          Total current assets                  598,030           853,996

    Investment in securities available for
      sale (note 13)                                -              32,500
    Investment in affiliate (note 2)            621,092           825,988
    Property and equipment, net of
      accumulated depreciation(note 11)          24,301            42,483
    Patent rights and related technology
       net (note 2)                             374,003           441,078
    Goodwill, net (note 2)                     115,398            125,925
                                         ---------------    --------------
           Total assets                  $    1,732,824     $   2,321,970
                                         ===============    ==============























See  accompanying  notes  to  consolidated  financial  statements.

                       POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                           December 31, 1999 and 1998

                                               1999              1998
                                         ---------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current  liabilities:
    Accounts payable and accrued expenses       472,533           397,934
    Advances from affiliates (note 10)          365,254               -
    Notes payable (note 2)                      200,000           300,000
    Short-term borrowing (note 15)               21,378           424,203
    Commissions payable                          67,298            42,240
    Current installments of long-term
       debt (note 16)                             3,564               -
                                         ---------------    --------------
           Total current liabilities          1,130,027         1,164,377

    Long-term debt, less current
       installments (note 16)                     9,609               -
                                         ---------------    --------------
           Total liabilities                  1,139,636         1,164,377
                                         ---------------    --------------

Stockholders' equity (notes 2 and 8):
    Convertible, preferred stock series A,
      $.001 par value, $1,000,000 in
      liquidation, 1,250,000 shares
      authorized, issued, and outstanding         1,250             1,250
    Common stock, $.001 par value.
      Authorized 200,000,000 shares:
      issued and outstanding,
      7,876,641 shares in 1999 and
      6,834,136 shares in 1998                    7,876             6,834
    Additional paid-in capital                6,044,092         5,534,274
    Accumulated deficits                     (5,451,530)       (4,376,265)
                                         ---------------    --------------
                                                601,688         1,166,093
    Less receivable for stock
      subscription                               (8,500)           (8,500)
                                         ---------------    --------------
          Total stockholders' equity            593,188         1,157,593

Commitments and contingent liabilities              -                 -
                                         ---------------    --------------
Total liabilities and
    stockholders' equity                 $    1,732,824     $   2,321,970
                                         ===============    ==============








See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years ended December 31, 1999 and 1998

                                               1999              1998
                                         ---------------    --------------
Revenues
   Product sales                         $      442,545     $     148,659
   Services                                      98,693           293,513
                                         ---------------    --------------
           Total revenues                       541,238           442,172
                                         ---------------    --------------
Cost of Revenue:
   Product sales                                349,804           119,532
   Services                                      68,403           276,923
                                         ---------------    --------------
            Total cost of revenue               418,207           396,455
                                         ---------------    --------------
Gross margin                                    123,031            45,717

Operating  expenses:
   Sales and marketing                              -             509,464
   General and administrative                   916,127           502,590
   Allowance for doubtful accounts               (2,755)           81,778
   Research and development                         -              55,229
   Depreciation and amortization                111,421            99,957
                                         ---------------    --------------
            Total operating expenses          1,024,793         1,249,018
                                         ---------------    --------------

Operating loss                                 (901,762)       (1,203,301)

Other income (expense)
   Interest and other income                        -             137,393
   Interest and other expense                   (71,676)          (31,289)
   Write-off of advances to affiliate               -            (557,145)
                                         ---------------    --------------
            Total other income (expense)        (71,676)         (451,041)
                                         ---------------    --------------

Loss before losses of
   unconsolidated affiliates                   (973,438)       (1,654,342)

Equity in loss of
   unconsolidated affiliates (note 3)          (103,462)          (35,845)
                                         ---------------    --------------
Net loss                                 $   (1,076,900)    $  (1,690,187)
                                         ===============    ==============

Basic  earnings  per  common  share:
   Loss from operations                  $        (0.14)    $       (0.19)
                                         ===============    ==============

   Net income (loss)                     $        (0.15)     $      (0.27)
                                         ===============    ==============

   Weighted average shares                    7,106,638          6,376,647
                                         ===============    ==============

 See  accompanying  notes  to  consolidated  financial  statements.

                    POWERCOLD CORPORTATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December  31, 1999 and 1998


*begin 8 pt type*

                                                       Additional                     Stock          Total
                            Preferred      Common        Paid-in     Accumulated   Subscription   Stockholders'
                              Stock         Stock        Capital       Deficit      Receivable       Equity
                           ------------  ------------  ------------  ------------  -------------  --------------
Balance, December 31, 1997 $       -     $     5,995   $ 4,100,799   $(2,686,078)        (8,500)  $  1,412,216

Issuance of preferred
  stock Series A                 1,250           -         978,246           -              -          979,496
Issuance of common stock
  for cash                         -             118        99,882           -              -          100,000

Issuance of common stock
  for services                     -             621       293,447           -              -          294,068

Issuance of common stock
  for purchase of
  subsidiary                        -            100        62,900            -             -          63,000

Amounts due from stockholders       -            -          (1,000)           -             -          (1,000)

Net earnings                        -            -             -       (1,690,187)          -      (1,690,187)
                           ------------  ------------  ------------  ------------  -------------  --------------

Balance, December 31, 1998        1,250        6,834     5,534,274     (4,376,265)       (8,500)    1,157,593

Issuance of common stock
  for services                     -             483       161,627            -             -         162,110

Issuance of common stock
  for cash                         -             559       348,191           -              -         348,750

Net earnings                       -             -             -      (1,075,265)           -      (1,075,265)
                           ------------  ------------  ------------  ------------  -------------  --------------

Balance, December 31, 1999       1,250         7,876   $ 6,044,092   $(5,451,530)  $     (8,500)  $    593,188
                           ============  ============  ============  ============  =============  =============

*end 8pt type*





















See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 AND 1998

                                               1999              1998
                                         ---------------    --------------
Cash flows from operating activities:
   Net earnings (loss)                   $   (1,075,265)    $  (1,690,187)
   Adjustments to reconcile net
     earnings (loss) to net cash
     used in operating activities:
       Depreciation and amortization             95,784            99,937
       Gain on sale of investment
        in unconsolidated affiliate                 -              (37,121)
       Loss realized on disposition
        of subsidiary                               -                6,028
       Equity in loss of
        unconsolidated affiliates                   -               35,845
      Write-off of advances to affiliate            -              557,145
      Provision (credit) for
        doubtful accounts                           -               76,815
      Issuance of common stock
         for services                           162,110            294,068
      (Increase) decrease in
        accounts receivable                    (226,588)            10,098
      (Increase) decrease inventories           121,706            (87,617)
      Increase in prepaid expenses               (6,836)           (49,349)
      Increase (decrease) in accounts
        payable and accrued expenses             75,259             66,007
      Increase in accrued salaries
        and  related liabilities                    -               42,240
      Decrease in amount due to
        third-party payors                          -              (74,156)
                                         ---------------    --------------
Net cash used in operating activities          (853,830)          (750,247)
                                         ---------------    --------------

Cash  flows  from  investing  activities:
   Purchase of property and equipment               -               (3,637)
   Cash received from acquired subsidiaries         -             (572,095)
   Proceeds from sale of investment
     in unconsolidated affiliate                    -               44,984
   Cash released from escrow related
     to sale of  subsidiary                         -              200,000
   Proceeds from sale of securities
      available for sale                         32,500           (234,152)
   Release of restriction of cash               400,000                -
   Purchase of securities available
     for sale                                       -               81,716
   (Increase) decrease in advances
     to affiliate                               365,254            160,347
                                         ---------------    --------------
Net cash provided by (used in)
   investing activities                         797,754          (322,837)
                                         ---------------    --------------


See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                     Years ended December 31, 1999 AND 1998

                                               1999              1998
                                         ---------------    --------------

Cash flows from financing activities:
   Proceeds from short-term borrowings              -              25,061
   Principal payments on short-term
     notes payable                             (300,000)          (11,966)
   Proceeds from issuance of shares
     under private placement                    348,750           100,000
   Proceeds from sales of
    preferred stock                                 -             979,496
                                         ---------------    --------------
Net cash provided by financing
   activities                                    48,750         1,092,591
                                         ---------------    --------------

Net increase in cash                             (7,326)           19,507

Cash at beginning of year                        21,781             2,274
                                         ---------------    --------------
Cash at end of year                      $       14,455     $      21,781
                                         ===============    ==============

Supplemental schedule of cash flow
   information:
      Interest paid                      $       50,628     $      25,261
                                         ===============    ==============
      Cash paid for income taxes         $       71,934     $      74,156
                                         ===============    ==============
   Noncash  investing  activities:

      Unrealized gain (loss) on
        securities available for sale    $          -       $          50
                                         ===============    ==============
   Noncash  financing  activities:
       Issuance of common stock for
          purchase of subsidiary         $          -       $      63,000
                                         ===============    ==============
   Direct financing provided for
      investment in unconsolidated
      affiliate                          $          -       $     300,000
                                         ===============    ==============









See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THE  COMPANY

PowerCold Corporation, formally International Cryogenic Systems Corporation, (the "Company") was incorporated on October 7, 1987 in the state of Nevada and operates in one business market, the development, design, manufacture, distribution, and servicing of refrigeration systems. The Company derives its revenues from three principal product lines. The first is a line of evaporative heat exchange systems for the HVAC and refrigeration and carbon dioxide system design. As part of this product line, the company also provides operation, maintenance, and safety seminars for ammonia refrigeration technicians and supervisors. The third line is the design and production of unique products for the refrigeration industry.

On December 28, 1992, The Company acquired the patent rights (U.S. Patent No. 4,928,492) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various nonfood products by using a circulating cryogenic liquied in a closed pressurized vessel system, in exchange for 2,414,083 shares of common stock. Two directors of the Company were also directors of the company selling such patent rights.

PRINCIPLES  OF  CONSOLIDATION

The  consolidated  financial  statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of Intercompany accounts and transactions. Wholly-owned subsidiaries of the Company in 1999 include Technicold Services, Inc.; RealCold Products, Inc.; Nauticon Inc.; and Rotary Power Enterprise, Inc.

PROPERTY  AND  EQUIPMENT  AND  DEPRECIATION

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

EARNINGS  PER  SHARE

Earnings (losses) per common share have been computed by dividing net earnings (losses) by the weighted average number of common shares outstanding during the respective periods.

STATEMENTS  OF  CASH  FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

RESEARCH  AND  DEVELOPMENT

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that are immediately marketable or that have an alternative future use are capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset, typically 10 years. At December 31, 1999 and 1998, capitalized patent development costs, net of amortization, were $374,003 and $441,078, respectively. Amortization expense was $67,075 for the year ended December 31, 1999 and $67,075 for the years ended December 31, 1998. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impariments are recognized in operating results when a permanent diminution in value occurs. During 1997, patents, net of amortization of $508,100 were deemed to be impaired, and were charged to general and administrative operating expenses.

REVENUE  RECOGNITION

The Company recognizes revenue from product sales upon shipment to the customer. Service revenue is recognized when services are performed and billable.

GOODWILL

Goodwill represents the excess of the purchase price and relatd direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straigt-line basis over 10 years. Amortization of goodwill amounted to $10,527 and $10,527 for the years ended December 31, 1999 and 1998 respectively. Accumulated amortization amounted to $52,634 and $42,108 at December 31, 1999 and 1998 respectively. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

(2)     ACQUISITIONS  AND  INVESTMENT  IN  AFFILIATE

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

Purchase  price                                                          $65,399
Fair  Value  of  net  asset acquired                                        -
                                                                     -----------
Excess  of  purchase  price  over  fair value of net assets acquired     $65,399
                                                                     ===========

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

On September 15, 1998, the Company acquired a one-third interest in Channel Freeze Technologies, Inc. ("CFTI") in exchange for $850,000 which was paid $550,000 in cash and a note payable of $300,000 to SIR Worldwide LLC ("SIR"), and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years. CFTI was formed during 1998 to accommodate the acquisition of intellectual property related to Channel Ice Technology Units. PowerCold has the right to earn up to 80.00% ownership in CFTI, as CFTI makes royalty payments to SIR. The payments are structured to provide a maximum of 70 payments of $85,000 each to SIR totaling $5,950,000. For each $1,000,000 in Channel Ice Technology Unit sales, and a payment of the related $85,000 in royalties to SIR, PowerCold will receive an additional one-seventh of the additional 46.67% ownership necessary to achieve 80.00% ownership of CFTI, after all recquired payments are made to SIR. During 1999 $100,000 was paid to SIR Worldwide LLC (SIR) to be applied against the $300,000 note payable.

Also, as part of the purchase agreement, CFTI has agreed to additional compensation to SIR by payment of either a 10% net fee payment or a 13% net sales fee payment.

Ten percent net fee payments are payments of 10% of the net gross invoice price on all Channel Ice Technology Units sold to distributors.

Thirteen percent net fee payments are payments of 13% of the net gross invoice price on all Channel Ice Technology Units of direct sales to end users.

Financial information for Channel Freeze Technologies, Inc. is summarized below:

                                 Dec.  31,  1999           Dec.  31,  1998
                                 ---------------           ---------------

Current  assets                     $(266,958)                $    1,610
Noncurrent  assets                    774,817                    836,869
                                 ---------------           ---------------
     Total  assets                  $ 512,788                 $  838,479
                                 ===============           ===============

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


(3)     LITIGATION

Management of the Company is seeking to recoup damages from the former president and shareholder of Nauticon Inc. in connection with Nauticon Inc.'s acquisition by the company. Related to this matter is the ownership of certain patents ($374,003 and $441,078 carrying value at December 31, 1999 and 1998 respectively) and the amount of compensation owed to the former Nautico Inc. shareholder ($88,600 accrued and included in accounts payable and accrued expenses at December 31, 1999 and 1998). The former Nauticon Inc. shareholder was granted options to purchase 133,763 shares of common stock of the company at $1.50 per share (increasing to $2.00 per share before expiring in July 2000). Nauticon Inc. is a defendant in several lawsuits filed by suppliers. Nauticon Inc. denies any liability. Counsel has advised that it is not possible to project the outcome at this time. It is the opinion of management that this matter will not have a material adverse effect on the Company's financial position or results of operations.

(4)     GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and the Company has used substantial amounts of working capital in its operations. At December 31, 1999, current liabilities exceed current assets by $531,997 and intangible assets comprise a material protion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in note. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the current year acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increase sales, provide the opportunity to continue as a going concern.

(5)     YEAR  2000  ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in several particular accounting software packages.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(6)     REPORTABLE  SEGMENTS

PowerCold currently has four reportable segments: Nauticon Inc.; RealCold Products, Inc.; Technicold Services, Inc.; and Rotary Power Enterprise, Inc. Nauticon Inc. offers a product line of evaporative heat exchange systems for HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia regrigeration technicians and supervisors. RealCold Products, Inc. offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with the Wittemann Company, Inc. RealCold Products, Inc. designs and produces unique products for the refrigeration industry. Rotary Power Enterprise, Inc. provides customized rotary engines to power a variety of chiller and refrigeration systems. Segment information for the years ended December 31, 1999 and 1998 as follows:

Net  revenues                                     1999             1998
                                               ---------        ---------
     Nauticon  Inc.                            $  91,006        $ 112,522
     RealCold  Products  Inc.                    212,596          224,477
     Technicold  Services,  Inc.                  50,611          105,173
     Rotary  Power  Enterprises,  Inc.           187,025                0
                                               ---------        ---------
                                               $ 541,238        $ 442,172
                                               =========        =========

     Operating  income  (loss)
          Nauticon  Inc.                       $(222,868)       $(461,212)
          RealCold  Products  Inc.              (146,565)         (79,689)
          Technicold  Services,  Inc.              7,538           (5,943)
          Rotary  Power  Enterprises,  Inc.      (35,597)          (7,671)
          Other  income (expenses)               (20,112)         (19,225)
                                               ---------        ---------
                                               $(417,604)       $(573,770)
                                               ==========       ==========

     Identifiable  assets
          Nauticon  Inc.                       $ 385,927        $ 545,060
          RealCold  Products  Inc.               144,651           76,304
          Technicold  Services,  Inc.             59,473          240,359
          Rotary  Power  Enterprises,  Inc.      129,993           96,563
                                               ---------        ---------
                                               $ 720,044        $ 958,286
                                               =========        =========


                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(7)     STOCK  BASED  COMPENSATION

During 1999, the Company authorized and issued a total of 1,004,558 options at an exercies price of $.50 per share for employee compensation. During 1998, the Company authorized and issued a total of 600,000 options at an exercise price of $.60 per share, for employee compensation. The Company also issued a total of $460,000 options during 1998 for goods and services. Since the Company accounts for the compensation cost associated with the issuance of stock options to employees for compensation under APB25, no compensation cost was recognized in income during the years ended December 31, 1999 and December 31, 1998.

Stock and stock options issued goods and services are valued based upon the fair value of the consideration received.


Total  and  Weighted  Average  Exercise  Price  of  Options
 -----------------------------------------------------------

                                                       Weighted Average
              1999                         Total       Exercise Price
------------------------------------    -----------    -----------------
Outstanding at January 1, 1999           1,660,000           $1.24
Outstanding at December 31, 1999         2,554,558            1.00
Exercisable at December 31, 1999         2,554,558            1.00
Granted at December 31, 1999             2,554,558            1.00
Exercised at December 31, 1999                 -
Forfeited at December 31, 1999                 -
Expired  during  1999                          -

                                                       Weighted Average
              1998                         Total       Exercise Price
------------------------------------    -----------    -----------------
Outstanding  at  January  1,  1998         300,000           $1.75
Outstanding  at  December  31,  1998     1,660,000            1.24
Exercisable  at  December  31,  1998     1,660,000            1.24
Granted  at  December  31,  1998         1,660,000            1.24
Exercised  at  December  31,  1998             -
Forfeited  at  December  31,  1998             -
Expired  during  1998                          -


Valuing per SFAS 123, par 22, the weighted average exercise price is $1.00 at December 31, 1999. Average price for 1999 was $.90 with volitity of .47. The fair value of options granted during 1999 was approximately $250,000.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(8)     PREFERRED  STOCK

The Company currently has 1,250,000 shares of preferred stock outstanding at December 31, 1999. This stock is designated as Series A Convertible Preferred Stock and was issued to a single investor. This stock has a par value of $.001 per share and a stated value of $.80 per share in liquidation and has preference over common stock in liquidation.

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

(9)     FEDERAL  INCOME  TAX  EXPENSE

There  is  no  federal  income tax expense for the year ended December 31, 1999.

Income tax expense from continuing operations differs from the amount which would be provided by applying the statutory federal income tax rates because of the following:

                                                Years  Ended  December  31,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------
Computed at the expected statutory rate         $  (366,528)   $  (574,664)
Nondeductible  items  and  other  permanent
     differences                                        938            654
Change  in  valuation  allowance                    365,590        574,010
                                                ------------   ------------
Prior  year  unrecognized  deferred  tax asset  $         0    $         0
                                                ============   ============

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


The  temporary  differences  that  result in deferred tax assets are as follows:

                                                        December  31,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------
Deferred  tax  assets:
     Accrued  wages  payable to shareholder     $         0     $        0
     Write-off  of  intangible  assets              334,686        334,686
     Losses related to unconsolidated affiliate     413,700        413,700
     Loss  on  write-off  of  impaired  stock       189,430        189,430
     Net  operating  loss  carryforward             852,199        486,609
                                                ------------   ------------

     Gross  deferred  tax  assets                 1,790,015      1,424,425
     Valuation  allowance                        (1,790,015)    (1,424,425)
                                                ------------   ------------
Net  deferred  tax  assets                      $         0    $         0
                                                ============   ============

A $961,085 tax net operating loss was incurred for the year end December 31, 1999. The Company's net operating loss carryforwards for income tax purposes is approximately $1,790,015, of which $358,015 expires in 2019, $1,055,000 in 2018, and  $377,000  in  2012.

(10)     ADVANCE  TO  AFFILIATE

     Simco  advanced  $365,254  in  1999  to  PowerCold  at 8% rate of interest.

(11)     PROPERTY  AND  EQUIPMENT

Property  and  equipment is summarized as follows at December 31, 1999 and 1998:

                                                    1999           1998
                                                ------------   ------------
     Machinery  and  equipment                       26,877         12,540
     Prototypes  and  molds                          73,420         71,030
     Furniture  and  fixtures                         8,804          9,894
                                                ------------   ------------
          Total  property  and  equipment           109,101         93,464
     Less  accumulated  depreciation  and            84,800         50,981
                                                ------------   ------------
          Net  property  and  equipment         $    24,301    $    42,483
                                                ============   ============

Depreciation  expense  was  $33,819  and  $20,700 in 1999 and 1998 respectively.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


(12)     CURRENT  LIABILITIES

     Included in accrued expenses at December 31, 1999 are the following amounts: accrued payroll $71,000 and $88,600 related to the litigation discussed in Note 21.

(13)     AVAILABLE-FOR-SALE  INVESTMENTS

Investments include the following securities available for sale at December 31, 1999:

                               Years                       Gross      Gross
                                 To      Fair           Unrealized   Unrealized
                              Maturity   Value   Cost      Gains      Losses
                              --------   -----   ----   ----------   ----------

Corporate equity securities
  -  common  stock                 -     $  0    $  0   $       0    $       0
                             =========   =====   ====   ==========   ==========

     Proceeds, gross realized gains, and gross realized losses from the sale of securities classified as available for sale for the year ended December 31, 1999 were $32,500, $0 and $0 respectively.

(14)     RESTRICTED  CASH

During 1999, a $400,000 certificate of deposit was used to pay off short term borrowing. There was no restricted cash as of December 31, 1999.

(15)     SHORT-TERM  BORROWINGS

As of December 31, 1999, short-term borrowing consisted of a loan from Security National Bank at a 9.5% rate of interest.

(16)     LONG-TERM  DEBT

     Long-term  debt  is  summarized  as  follows:

                                                        December  31,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------
     Note  payable  to  a  bank  at  9.5%
          due  April  10,  2004                 $    13,173    $       -

     Less  current  maturities  of  long-
          term  debt                                  3,564            -
                                                ------------   ------------
     Long-term  debt,  excluding
          current  maturities                   $     9,609    $       -
                                                ============   =============

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


(17)     COMMITMENTS

     OPERATING  LEASES

The Company leases certain sales offices, plant space, and equipment under operating lease agreements which expire at various times throughout 2002. Total rent expense was $95,322 and $100,902 in 1999 and 1998 respectively.

Future  minimum  rental  commitments  as  of  December 31, 1999 were as follows:

     Year  ending  December  31,
     2000                              $102,934
     2001                              $100,231
     2002                              $ 50,891
                                       --------
                                       $254,056
                                       ========

(18)     LITIGATION

Management of the Company is seeking to recoup damages from the former president and shareholder of Nauticon Inc. in connection with Nauticon Inc.'s acquisition by the Company. Related to this matter is the ownership of certain patents ($441,078 and $508,153 carrying value at December 31, 1998 and 1997 respectively) and the amount of compensation owed to the former Nauticon Inc. shareholder ($88,600 accrued and included in accounts payable and accrued expenses at December 31, 1998 and 1997). The former Nauticon Inc. shareholder was granted options to purchase 133,763 shares of common stock of the Company at $1.50 per share (increasing to $2.00 per share before expiring in July 2000). Nauticon Inc. is a defendant in several lawsuits filed by suppliers. Nauticon Inc. denies any liability. Counsel has advised that it is not possible to project the outcome at this time. It is the opinion of management that this matter will not have a material adverse effect on the Company's financial position or results of operations.

(19)     EARNINGS  PER  SHARE

Diluted earnings per share is not presented due to the loss from operations in he years presented. In accordance with the requirements of SFAS 128, no potential common shares are included in the computation of diluted per share amounts due to the loss from continued operations. Options to purchase 2,554,558 shares of common stock were outstanding at December 31, 1999 at exercise prices ranging from $0.50 per share to $2.50 per share, but were not included because they would have been anti-dilutive to the loss from continuing operations. The options expire over the period from April 30, 1999 through February 7, 2001. Preferred dividends of $20,000 increase the loss used to calculate earnings per share.