Form 10QSB
period 2000-03-31
POWERCOLD CORP
filed 2000-05-15
CIK 827055

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"
























This space intentionally left blank.

START***************************************************************************




                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED  MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past  90  days.  Yes   X   NO.

As of March 31, 2000, 8,924,996 Common Shares were outstanding, and the aggregate market value of such shares held by non-affiliates was approximately $2,852,729

                              POWERCOLD CORPORATION

                                AND SUBSIDIARIES

                                      INDEX
                                      -----




PART  I.     FINANCIAL  INFORMATION                                         PAGE

     ITEM  1:     FINANCIAL  STATEMENTS  (UNAUDITED)


     Consolidated  Balance  Sheets  as  of
          March  31,  2000  and  December  31,  1999.                          3

          Consolidated  Statement  of  Operations  for  Three
          Months  Ended  March  31,  2000  and  March  31,  1999.              4

          Consolidated  Statement  of  Cash  Flows  for  Three
          Months  Ended  March  31,  2000  and  March  31,  1999.              5

          Notes  to  Consolidated  Financial Statements at March 31, 2000.     6


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
E-Mail:  Rebassie@aol.com

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

The  Board  of  Directors
PowerCold  Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of PowerCold Corporation and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed financial statements (and Note 4 to the annual financial statements for the year ended December 31, 1999 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (and
Note  4)  to  the  respective  financial  statements.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PowerCold Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2000, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  R.  E.  Bassie  &  Co.,  P.C.


Houston,  Texas
May  10,  2000

                       POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
            (Unaudited - see accompanying accountants' review report)

                                                        2000              1999
                                                                        (Audited)
                                                   ---------------   ---------------
                                          Assets
Current  assets:
  Cash                                             $      363,728    $       14,455
  Trade accounts receivable, net of allowance
    for doubtful accounts of $81,778 in 2000
    and 1999                                               69,291           150,791
  Receivable from Channel Freeze Technologies             283,410           274,910
  Receivable from related parties                           1,312             1,312
  Refundable income taxes                                  52,222            52,222
  Inventories                                              34,993            34,993
  Prepaid expenses                                         69,347            69,347
                                                   ---------------   ---------------
                        Total current assets              874,303           598,030
                                                   ---------------   ---------------
  Investment in affiliate                                 616,332           621,092
  Property and equipment, net                              20,596            24,301
  Patent rights and related technology, net               361,426           374,003
  Goodwill, net                                           112,766           115,398
                                                   ---------------   ---------------
                        Total assets               $    1,985,423    $    1,732,824
                                                   ===============   ===============
                      Liabilities and Stockholders' Equity
Current  liabilities:
  Accounts payable and accrued expenses                   711,711           672,533
  Commissions payable                                      67,298            67,298
  Advances from affiliates                                398,198           365,254
  Short-term borrowing                                     21,378            21,378
  Current installments of long-term debt                    3,564             3,564
                                                   ---------------   ---------------
                    Total current liabilities           1,202,149         1,130,027
Long-term debt, less current installments                   9,609             9,609
                                                   ---------------   ---------------
                    Total liabilities                   1,211,758         1,139,636
                                                   ---------------   ---------------
Stockholders'  equity:
  Convertible, preferred stock, Series A,
    $.001  par  value, $1,000,000 in liquidation,
    1,250,000 shares authorized, issued
    and outstanding                                         1,250             1,250
  Common  stock,  $.001  par  value.  Authorized
    200,000,000  shares:  issued  and  outstanding,
    8,924,996 shares in 2000 and 7,876,641 in 1999          8,925             7,876
  Additional paid-in capital                            6,557,108         6,044,092
  Accumulated deficit                                  (5,785,118)       (5,451,530)
                                                   ---------------   ---------------
                                                          782,165           601,688
Less receivable for stock subscription                     (8,500)           (8,500)
                                                   ---------------   ---------------
                  Total stockholders' equity              773,665           593,188
Commitments  and  contingent  liabilities
       Total liabilities and stockholders' equity  $    1,985,423    $    1,732,824
                                                    ==============   ===============
See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended March 31, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                             2000              1999
                                          (Reviewed)        (Unaudited)
                                        ---------------   ---------------
Revenues:
  Product sales                         $       28,708    $       66,965
  Services                                      14,190            26,603
                                        ---------------   ---------------
       Total revenues                           42,898            93,568
                                        ---------------   ---------------

Cost  of  revenues
  Product sales                                 34,945            34,468
  Services                                       9,876            43,594
                                        ---------------   ---------------

        Total cost of revenues                  44,821            78,062
                                        ---------------   ---------------
Gross margin                                    (1,923)           15,506

Operating  expenses:
  General and administrative                   295,352           103,682
  Sales and marketing                              -              90,218
  Research and development                         -              16,048
  Depreciation and amortization expense         18,914            25,494
                                        ---------------   ---------------
       Total operating expenses                314,266           235,442
                                        ---------------   ---------------

Operating loss                                (316,189)         (219,936)

Other  income  (expenses):
  Interest income                                  -              10,043
  Interest expense                             (12,639)          (14,482)
                                        ---------------   ---------------
       Total other income (expense)            (12,639)           (4,439)

Loss before provision for income tax          (328,828)         (224,375)
                                        ---------------   ---------------
Provisions for income taxes                        -                 -

Loss before losses of unconsolidated
  affiliates                                  (328,828)         (224,375)

Equity in loss of unconsolidated
  affiliates                                    (4,760)          (35,567)
                                        ---------------   ---------------
Net loss                                 $    (333,588)   $     (259,942)
                                        ===============   ================

Net  loss  per share                     $       (0.04)   $         (0.03)
                                        ===============   ================
Weighted average common shares               8,222,811          6,836,935
                                        ===============   ================


 See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999
           (Unaudited - see accompanying accountants' review report)

                                                     2000              1999
                                                  (Reviewed)        (Unaudited)
                                                ---------------   ---------------
Cash flows from operating activities:
  Net  loss                                     $    (333,588)    $     (259,942)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                      18,914             25,494
    Equity loss in unconsolidated affiliate             4,760             35,567
    Common stock issued for operating expenses        139,065             59,511
    (Increase) decrease in accounts receivable         81,500            (55,929)
    (Increase) decrease in receivable from
      Channel Freeze                                   (8,500)               -
    Increase in interest receivable                       -              (63,515)
    (Increase) decrease in inventories                    -               (5,984)
    (Increase) decrease in prepaid expenses
      and other current assets                            -                1,254
    Increase in accounts payable and accrued
      expenses                                         39,178             12,838
                                                ---------------   ---------------
Net cash used in operating activities                 (58,671)          (250,706)
                                                ---------------   ---------------
Cash  flows  from  investing  activities:
  Increase in advances from affiliate                  32,944            295,179
  Proceeds from sale of securities available
    for sale                                              -               32,500
                                                ---------------   ---------------
Net cash provided by investing activities              32,944            327,679
                                                ---------------   ---------------
Cash  flows  from  financing  activities:
  Proceeds from short-term borrowings
                                                          -                6,669
  Repayment of short-term borrowings
                                                          -              100,000)
  Proceeds from issuance of shares under
    private placement                                 375,000                -
                                                ---------------   ---------------
Net  cash  provided  by (used in)
  financing activities                                375,000            (93,331)
                                                ---------------   ---------------
Net increase (decrease) in cash                       349,273             (16,358)
Cash at beginning of year                              14,455              21,781
                                                ---------------   ---------------
Cash at end of year                             $     363,728     $        5,423
                                                ===============   ===============

Supplemental  schedule  of  cash  flow  information:
  Interest paid                                 $       12,639    $       14,482
                                                ===============   ===============
Noncash  operating  activities:
  Common stock issued for deferred compensation $          -      $       39,900
                                                ===============   ===============


See  accompanying  notes  to  consolidated  financial  statements.

POWERCOLD  CORPORATION                         Notes  to  Consolidated
AND  SUBSIDIARIES                              Financial  Statements  at
                                               March  31,  2000 (Unaudited)


(1)     GENERAL

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the Company's 1999 audited consolidated financial statements and related footnotes.

(2)     OPERATIONAL  STATUS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and for the three-month period March 31, 2000, and the Company has used substantial amounts of working capital in its operations. At March 31, 2000, current liabilities exceed current assets by $327,846 and intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in this note. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing.
Additionally, management believes that the prior years acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increasing sales provide the opportunity to continue as a going concern.

(3)     UPDATED  INFORMATION

The following updated transaction is from prior information, which was included in Form 10KSB for the year ended December 31, 1999.

The Company formed Channel Freeze Technologies, Inc. (CFTI) in 1998 to accommodate the acquisition of intellectual property assets related to Channel
Ice Technology. On September 15, 1998, the Company executed an Agreement to acquire eighty percent (80%) of the assets of Channel Ice Technologies from SIR
Worldwide LLC for a cash payment of $850,000 and additional installment fee payments of $5,950,000, plus stock options, and together with transfer of twenty (20%) interest in CFTI.







POWERCOLD  CORPORATION                         Notes  to  Consolidated
AND  SUBSIDIARIES                              Financial  Statements  at
                                               March  31,  2000 (Unaudited)

The  Company  paid an initial partial down payment of $250,000 and an additional
$400,000, plus $3,750 in interest of the $850,000 cash purchase price. Fee payments due for sales of Channel Ice Technology units; either a 10% net fee payment for distributors or a 13% net sales fee payment for the basic sale of the net gross invoice price on all Channel Ice Technology Units sold. Stock options; to acquire 400,000 shares of the common stock of PowerCold, par value
$0.001, at a price of $2.50 per share, for a period not to exceed two (2) years from the date of Closing.

For each 1 million dollars in Channel Ice Technology Unit sales, PowerCold shall acquire an additional (1%) equity interest in Purchaser for each payment of 85,000, up to a maximum ownership interest by PowerCold in CFTI of (80%).

The Company shall have the right to prepay any or all amounts owed. PowerCold shall have the exclusive right of first refusal and option to acquire all interest in CFTI for a period not to exceed five years and for a price equal to the then market value or as mutually agreed.










































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

GENERAL  FINANCIAL  ACTIVITY

POWERCOLD CORPORATION - is a solution provider of energy efficient products for users of industrial and commercial refrigeration systems world-wide. The Company operates across many market sectors from large industrial food processors to small commercial air conditioning systems. The firm's focus is to give customers products and systems that allow them to benefit from current changes occurring in the natural gas and electrical utility marketplace. Refrigeration is the most energy intensive operation most business operators face. PowerCold has the opportunity to provide products and systems, that customers require to take advantage of these changes, to improve profitability by reducing their operating costs.

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


NAUTICON INC. - manufactures and markets a product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, is simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, subcoolers, and cooling towers. Nauticon products can save power cost in the refrigeration industry by 20% to 30%, making these units contribute to the utilities needs to reduce power demand. There are over 150 systems installed in the US.

TECHNICOLD SERVICES, INC. - offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. TSI also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors.

ROTARY POWER ENTERPRISE, INC. - was formed (September 1998) as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International. The agreement includes: the business assets including intellectual property, inventory and manufacturing capability; a marketing agreement with one of the world's largest supplier of supermarket refrigeration equipment, for marketing the natural gas engine screw compressor systems to supermarkets; the North
American rights to the small 65 series Mazda natural gas engine block, subject to Mazda Agreement; and an exclusive Distributor Agreement for the Rotary Power
580 series engines form Rotary Power International, Inc. The Company has delivered fourteen 65 HP engines and one 500 HP engine on its major sales agreement with Kem Equipment Company, an engine packager for OEM applications for the oil and gas industry in Western Canada. The Sales Agreement is for (100 small 65 HP and 60 large 500 HP) natural gas engines valued some $5 million.
The major application is for oil and gas field systems. The initial (160) engines are scheduled for delivery to a major Canadian oil and gas operation in Western Canada.

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

RESULTS  OF  OPERATIONS  -  FIRST  QUARTER  2000

The  Company's Consolidated Statements of Operations for the first quarter ended
March 31, 2000 compared to the first quarter ended March 31, 199: Total revenue for the first quarter 2000 was $42,898 compared to $93,568 for 1999; operating loss of ($316,189) for 2000 compared to ($219,936) for 1999; and net loss of ($333,588) or ($0.04) per share for 2000 compared to a net loss of ($259,942) or ($0.04) per share for 1999. Net income (loss) per share was based on weighted average number of shares of 8,222,811 for 2000 compared to 6,836,935 for 1999.

The  Company's  Consolidated  Balance  Sheets as of March 31, 2000 and March 31,
1999 respectively: Total current assets were $874,303 for 2000 and $1,001,712 for 1999; total assets were $1,985,423 for 2000 and $2,376,125 for 1999; total liabilities were $1,211,758 for 2000 and were $1,379,063 for 1999; total stockholders' equity was $773,665 for 2000 and $997,062 for 1999; and the Company has no long term debt.

The first quarter ending March 31, 2000; operating loss was due to maintaining general Company operating overhead including additional engineering and marketing costs for Nauticon and Channel Freeze product lines. The Company issued a total of 448,355 shares of new common restricted shares in the first quarter for consulting services. The Company issued a total of 600,000 shares of new common restricted shares in the first quarter for $375,000.00 cash.

Management believes that its working capital may not be sufficient to support both its operations and growth plans for acquisitions and joint ventures for the near future. But, actions presently being taken to obtain additional financing to support its related acquisitions and their unique products will provide the opportunity to increase its sales and revenue.

Because of insufficient working capital needed for raw materials and labor for the Company, sales and revenue was greatly impaired. The Company had to cancel some $1.7 Million in orders. The working capital shortage was mainly due because of the large amounts of Company funds that was used for the promotion and support of the new Channel Freeze business in 1999.

Nauticon has been continually hindered by major operating and legal expenses due to previous inept management. Because of the major operating losses incurred by previous management, Nauticon does not have sufficient resources to continue operations, therefore the Company has ceased Nauticon's operations. The
Nauticon product technology was licensed to RealCold Products for a two and one half per cent (2 1/2%) royalty fee on product sales.
Channel Freeze sales and revenue continues to be slow, because of the limited marketing experience and lack of product credibility in the marketplace. The new Channel Freeze management support team believes that the product is now ready for customer delivery and acceptance.

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.






FINANCIAL  SUMMARY:
                                Three  Months  Ended   Three  Months  Ended
                                 March  31,  2000       March  31,  1999
                                --------------------  --------------------

Revenue                         $            42,898   $           93,568
Net  Income  (Loss)             $          (328,828)  $         (224,375)
Net Income (Loss) Per Share     $             (0.04)  $            (0.04)
Shares  Outstanding  (Avg.)               8,222,811            6,836,935
Total  Assets                   $         1,985,423   $        2,376,125
Total  Liabilities              $         1,211,758   $        1,379,063
Total  Stockholders  Equity     $           773,665   $          997,062

PART  11.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

Management of the Company is seeking to recoup damages from the former president and director of Nauticon, in connection with Nauticon's acquisition by the Company. Related to this matter is the ownership of certain patents. It is the opinion of management that this matter will not have any adverse effect on the Company at this time, because the Company legally acquired all the assets of Nauticon including the patents in exchange for stock. The former president of Nauticon has filed a counter claim against the Company and two Company
Executives/Directors. Because of these and other financial and managerial problems, and continued lack of operating capital, bad debts and certain claims have been filed against some of the Companies


ITEM  2.     CHANGES  IN  SECURITIES

          None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.     OTHER  INFORMATION.

          None.
ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  -  Dated  April  5,  2000














                              POWERCOLD CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2000

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


POWERCOLD  CORPORATION
Registrant



By:  /s/Francis  L.  Simola                           Date:  May  12,  2000
--------------------------------------                ----------------------
President  and  CEO










































