Form 10KSB/A
period 1999-12-31
POWERCOLD CORP
filed 2000-05-25
CIK 827055

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

                                  FORM 10-KSB/A
                               Amendment Number 1

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

As shown in the consolidated financial statements, the Company incurred a net loss of $1,075,265 for 1999 and $1,690,187 for 1998. At December 31, 1999
current liabilities exceed current assets by $531, 997. These factors, and other discussed in Note 16 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                    /s/  R.  E.  Bassie  &  Co.,  P.C.

Houston,  Texas
March  30, 2000

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998

           Assets                                         1999            1998
           ------                                   ---------------  ---------------
Current  assets:
  Cash                                              $       14,455   $       21,781
  Restricted cash (notes 4 and 6)                              -            400,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $ 138,379 in 1999
    and $84,533 in 1998                                     150,791           6,313
  Receivable from Channel Freeze Technologies               274,910             -
  Receivables from related parties                            1,312          72,618
  Interest receivable                                           -             9,918
  Refundable income taxes                                    52,222         124,156
  Inventories                                                34,993         156,699
  Prepaid expenses                                           69,347          62,511
                                                     ---------------  --------------
                       Total current assets                 598,030         853,996
                                                     ---------------  --------------
  Securities available for sale                                 -            32,500
  Investment in affiliate (note 3)                          621,092         825,988
  Property and equipment, net (note 5)                       24,301          42,483
  Patent rights and related technology net                  374,003         441,078
  Goodwill, net                                             115,398         125,925
                                                     ---------------  --------------
                         Total assets                $    1,732,824   $   2,321,970
                                                     ===============  ===============
                      Liabilities and Stockholders' Equity
Current  liabilities:
  Accounts payable and accrued expenses                     672,533         697,934
  Commissions payable                                        67,298          42,240
  Advances from affiliates (note 2)                         365,254             -
  Notes payable (note 6)                                     21,378         424,203
  Current installments of long-term debt (note 7)             3,564             -
                                                     ---------------  --------------
                  Total current liabilities               1,130,027       1,164,377
  Long-term debt, less current installments (note 7)          9,609             -
                                                     ---------------  --------------
                      Total liabilities                   1,139,636       1,164,377
                                                     ---------------  --------------
Stockholders'  equity  (notes  2  and  8):
  Convertible, preferred stock, Series A, $.001
    par value, $1,000,000 in liquidation, 1,250,000
   shares authorized, issued, and outstanding                 1,250           1,250
  Common stock, $.001 par value. Authorized 200,000,000
    shares: issued and outstanding, 7,876,641 shares
    in 1999 and 6,834,136 shares in 1998                      7,876           6,834
  Additional paid-in capital                              6,044,092       5,534,274
  Accumulated deficits                                   (5,451,530)     (4,376,265)
                                                     ---------------  --------------
                                                            601,688       1,166,093
  Less receivables for stock subscription                     8,500           8,500
                                                     ---------------  --------------
                Total stockholders' equity                  593,188       1,157,593
Commitments  and  contingent  liabilities                       -               -
                                                     ---------------  --------------
       Total liabilities and stockholders' equity    $    1,732,824   $   2,321,970
                                                     ===============  ==============
          See  accompanying  notes  to  consolidated  financial  statements.

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 1999 and 1998

                                                          1999            1998
                                                    ---------------  ---------------
Revenues
  Product sales                                     $      442,545   $      148,659
  Services                                                  98,693          293,513
                                                    ---------------  ---------------
                         Total revenues                    541,238          442,172
                                                    ---------------  ---------------

Cost  of  Revenue:
  Product sales                                            349,804          119,532
  Services                                                  68,403          276,923
                                                    ---------------  ---------------
                      Total cost of revenue                418,207          396,455
                                                    ---------------  ---------------

Gross margin                                               123,031           45,717

Operating  expenses:
  Sales and marketing                                          -            509,464
  General and administrative                               916,127          584,368
  Allowance for doubtful accounts                           (2,755)             -
  Research and development                                     -             55,229
  Depreciation and amortization                            111,421           99,957
                                                    ---------------  ---------------
                     Total operating expenses            1,024,793        1,249,018
                                                    ---------------  ---------------
Operating loss                                            (901,762)       (1,203,301)
Other  income  (expense):
  Interest and other income                                    -            137,393
  Interest and other expense                               (71,676)         (31,289)
  Write-off of advances to affiliate                           -           (557,145)
                                                    ---------------  ---------------
                Total other income (expense)               (71,676)        (451,041)
                                                    ---------------  ---------------
Loss before provision for income taxes                    (973,438)      (1,654,342)

Provision for federal income expenses                          -                -

Net loss before losses of unconsolidated affiliates       (973,438)      (1,654,342)

Equity in loss of unconsolidated
  affiliates (note 3)                                     (103,462)         (35,845)
                                                    ---------------  ---------------
                                  Net loss          $   (1,076,900)  $   (1,690,187)
                                                    ===============  ===============

Basic  earnings  per  common  share:
  Loss from operations                              $        (0.14)  $        (0.19)
                                                    ===============  ===============
  Net loss                                          $        (0.15)  $        (0.27)
                                                    ===============  ===============
  Weighted average number of shares                      7,106,638        6,376,647
                                                    ===============  ===============

See  accompanying  notes  to  consolidated  financial  statements.

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December  31, 1999 and 1998


*begin 8 pt type*

                                                       Additional                     Stock          Total
                            Preferred      Common        Paid-in     Accumulated   Subscription   Stockholders'
                              Stock         Stock        Capital       Deficit      Receivable       Equity
                           ------------  ------------  ------------  ------------  -------------  --------------
Balance, December 31, 1997 $       -     $     5,995   $ 4,100,799   $(2,686,078)        (8,500)  $  1,412,216

Issuance of preferred
  stock Series A                 1,250           -         978,246           -              -          979,496
Issuance of common stock
  for cash                         -             118        99,882           -              -          100,000

Issuance of common stock
  for services                     -             621       293,447           -              -          294,068

Issuance of common stock
  for purchase of
  subsidiary                        -            100        62,900            -             -          63,000

Amounts due from stockholders       -            -          (1,000)           -             -          (1,000)

Net loss                            -            -             -       (1,690,187)          -      (1,690,187)
                           ------------  ------------  ------------  ------------  -------------  --------------

Balance, December 31, 1998        1,250        6,834     5,534,274     (4,376,265)       (8,500)    1,157,593

Issuance of common stock
  for services                     -             483       161,627            -             -         162,110

Issuance of common stock
  for cash                         -             559       348,191           -              -         348,750

Net loss                           -             -             -      (1,075,265)           -      (1,075,265)
                           ------------  ------------  ------------  ------------  -------------  --------------

Balance, December 31, 1999       1,250         7,876   $ 6,044,092   $(5,451,530)  $     (8,500)  $    593,188
                           ============  ============  ============  ============  =============  =============

*end 8pt type*





















See  accompanying  notes  to  consolidated  financial  statements.

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1999 and 1998

                                                          1999            1998
                                                    ---------------  ---------------

Cash  flows  from  operating  activities:

  Net loss                                          $   (1,075,265)  $   (1,690,187)
  Adjustments to reconcile net loss to net
  cash  used  in  operating  activities:
    Depreciation and amortization                          111,421           99,937
    Gain on sale of investment in
      unconsolidated affiliate                                 -            (37,121)
    Loss realized on disposition of subsidiary                 -              6,028
    Equity in loss of unconsolidated affiliates            103,462           35,845
    Write-off of advances to affiliate                         -            557,145
    Provision for doubtful accounts                            -             76,815
    Issuance of common stock for services                  162,110          294,068
    (Increase) decrease in accounts receivable             (43,044)          10,098
    Increase in receivable from Channel Freeze            (274,910)             -
    Decrease in receivable from related party               71,306              -
    Decrease in interest receivable                          9,918              -
    Decrease in refundable income taxes                     71,934              -
     (Increase) decrease in inventories                    121,706          (87,617)
    Increase in prepaid expenses                            (6,836)         (49,349)
    Increase  (decrease) in accounts payable
      and accrued expenses                                 (25,401)          66,007
    Increase in commissions payable                         25,058           42,240
    Decrease in federal income taxes payable                   -            (74,156)
                                                    ---------------  ---------------
Net cash used in operating activities                     (748,541)        (750,247)
                                                    ---------------  ---------------

Cash  flows  from  investing  activities:

  Purchase of property and equipment                           -             (3,637)
Cash received from acquired subsidiaries                       -           (572,095)
Proceeds from sale of investment in
  unconsolidated affiliate                                     -             44,984
Cash released from escrow related to sale
  of subsidiary                                                -            200,000
Proceeds from sale of securities available for sale         32,500         (234,152)
Release of restriction on cash                             400,000              -
Purchase of securities available for sale                      -             81,716
Increase in advances from affiliate                        365,254              -
Decrease in advances to affiliate                              -            160,347
                                                    ---------------  ---------------
Net cash provided by (used in) investing activities        797,754         (322,837)
                                                    ---------------  ---------------






See  accompanying  notes  to  consolidated  financial  statements.

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1999 and 1998

                                                          1999            1998
                                                    ---------------  ---------------

Cash  flows  from  financing  activities:
Principal payments on long-term debt                        (2,464)             -
Proceeds from short-term borrowings                            -             25,061
Principal payments on short-term notes payable            (402,825)         (11,966)
Proceeds from issuance of shares under
  private placement                                        348,750         100,000
Proceeds from sales of preferred stock                         -           979,496
                                                    ---------------  ---------------
Net cash provided by (used in) financing activities        (56,539)       1,092,591
                                                    ---------------  ---------------
Net increase (decrease) in cash                             (7,326)          19,507
Cash at beginning of year                                   21,781            2,274
                                                    ---------------  ---------------
Cash at end of year                                 $       14,455   $       21,781
                                                    ===============  ===============

Supplemental schedule of cash flow information:

  Interest paid                                     $       50,628   $       25,261
                                                    ===============  ===============
  Cash paid for income taxes                        $          -     $       74,156
                                                    ===============  ===============
Noncash  investing  activities:
  Unrealized gain (loss) on securities
    available for sale                              $          -     $           50
                                                    ===============  ===============
Noncash  financing  activities:
  Issuance of common stock for purchase of
    subsidiary                                      $         -      $       63,000
                                                    ===============  ===============
  Direct financing provided for investment
    in  unconsolidated affiliate                    $         -      $      300,000
                                                    ===============  ===============

















See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THE  COMPANY

PowerCold Corporation, formally International Cryogenic Systems Corporation, (the Company) was incorporated on October 7, 1987 in the state of Nevada and operates in one business market, the development, design, manufacture, distribution, and servicing of refrigeration systems. The Company derives its revenues from three principal product lines. The first is a line of evaporative heat exchange systems for the HVAC and refrigeration and carbon dioxide system design. As part of this product line, the company also provides operation, maintenance, and safety seminars for ammonia refrigeration technicians and supervisors. The third line is the design and production of unique products for the refrigeration industry.

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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of Intercompany accounts and transactions. Wholly owned subsidiaries of the Company in 1999 include Technicold Services, Inc., RealCold Products, Inc., Nauticon Inc., and Rotary Power Enterprise, Inc.

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

INVESTMENTS

Investments consist of marketable equity securities (common stock). Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

Equity securities available for sale are carried at fair value. Unrealized losses of such securities are included as a component of stockholders' equity.

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

RESEARCH  AND  DEVELOPMENT

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that are immediately marketable or that have an alternative future use are capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset, typically 10 years. At December 31, 1999 and 1998, capitalized patent development costs, net of amortization, were $374,003 and $441,078, respectively. Amortization expense was $67,075 for the year ended December 31, 1999 and $67,075 for the year ended December 31, 1998. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

REVENUE  RECOGNITION

The Company recognizes revenue from product sales upon shipment to the customer. Service revenue is recognized when services are performed and billable.

GOODWILL

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. Amortization of goodwill amounted to $10,527 for the years ended December 31, 1999 and 1998. Accumulated amortization amounted to $52,634 and $42,108 at December 31, 1999 and 1998, respectively. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

(2)     RELATED  PARTY  TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (Simco), a separate legal entity wholly-owned by the Company's Chairman and Chief Executive Officer.

During 1999, Simco advanced $365,254 to the Company. During 1998, the Company advanced funds to Simco to invest in short-term and long-term marketable securities. At December 31, 1998, management of the Company determined that the value of the marketable securities had been permanently impaired. The total amount of advances to affiliate of $557,145 was written-off. Simco guarantees the Company an 8% annual return on these funds. Simco paid interest to the

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Company for the year ended December 31, 1998 of $49,284. During 1998, a total of $195,000 was recorded as compensation for the Company's Chairman and Chief Executive Officer. No cash was paid related to the $195,000, but instead was used to reduce the funds advanced to Simco.

During 1998, the Company recorded expense of $30,000 related to the issuance of 120,000 shares of restricted common stock to Simco as payment for expenses and consulting services provided. An additional 100,000 shares were issued to reimburse Simco for payment of $63,000 in expenses of the Company, paid by Simco. The shares were issued at 50% of the bid price on date of issuance ranging from $0.25 per share to $.063 per share.

On September 30, 1994, the Board of Directors approved agreements with three key executives. The agreements provide that compensation for services rendered be paid through cash payments or through a stock option plan, determined annually by the Board. Sale of stock is subject to approval by the Treasurer and President of the Company. During 1998, the Company issued a total of 335,000 restricted shares on common stock to these three executives, including the 220,000 shares noted above for a total expense of $136,750. Shares are issued at 50% of the current bid price of the Company's stock. No cash was paid to these three executives during 1998.

In additions, the directors receive an annual payment of $2,500 for director's fees. The agreements further provide that two of the individuals receive a 2% commission not to exceed 5% on any direct sales of the Company. The third individual receives the highest of 3% commission on gross revenues and 5% on gross operating profits, or $10,000 per month. These employees also have the option to purchase shares of common restrictive stock of the Company at 50% of bid price 30 days after receiving payments for these services. In order to obtain these benefits, the employees must perform services for a period of three years effective on date of agreement or receive a pro rata share based on years of service. No commissions were accrued related to the agreements at December 31, 1999 and 1998.

Included in accounts payable and accrued expenses as of December 31, 1999 is $97,000 for amounts owed to the president of Technicold Services, Inc. and to the former President of Nauticom Inc.

(3)     ACQUISITIONS  AND  INVESTMENT  IN  AFFILIATE

     ACQUISITION  OF  ROTARY  POWER  ENTERPRISE,  INC.

Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc. Rotary Power Enterprise, Inc. was formed during 1998 for the purpose of developing a new product line for PowerCold. The acquisition resulted in goodwill of $65,399, which is being amortized on a straight-line basis over 10 years:

Purchase  price                                              $  65,399
Fair  value  of  net  asset  acquired                                -
                                                            ----------
     Excess  of  purchase  price  over  fair  value  of
     net  assets  acquired                                   $  65,399
                                                                ======

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

INVESTMENT  IN  AFFILIATE

The Company formed Channel Freeze Technologies, Inc. (CFTI) in 1998 to accommodate the acquisition of intellectual property assets related to Channel Ice Technology. On September 15, 1998, the Company executed an Agreement to acquire eighty percent (80%) of the assets of Channel Ice Technologies from SIR Worldwide LLC for a cash payment of $850,000 and additional installment fee payments of $5,950,000, plus stock options, and together with transfer of twenty (20%) interest in CFTL.

The Company paid an initial partial down payment of $250,000 and an additional $400,000, plus $3,750 in interest, of the $850,000 cash purchase price. A liability in the amount of $200,000 and $300,000 is included in accounts payable and accrued expenses at December 31, 1999 and 1998, respectively, for the remaining balance of the $850,000 cash payment. Fee payments due for sales of Channel Ice Technology units; either a 10% net fee payment for distributors or a 13% net sales fee payment for the basic sale of the net gross invoice price on all Channel Ice Technology units sold. Stock options; to acquire 400,000 shares of the common stock of PowerCold, par value $.001, at a price of $2.50 per share, for a period not to exceed two (2) years from the date of closing.

For each $1 million dollars in Channel Ice Technology unit sales, PowerCold shall acquire an additional 1% equity interest in CFTI for each payment of $85,000, up to a maximum ownership interest by PowerCold in CFTI of 80%.

The Company shall have the right to prepay any or all amounts owed. PowerCold shall have exclusive right of first refusal and option to acquire all interest in CFTI for a period not to exceed five years and for a price equal to the then market value or as mutually agreed.

Financial information for Channel Freeze Technologies, Inc. is summarized below:

                                          December  31,
                                   -------------------------
                                      1999           1998
                                   ---------      ----------

Current  assets                    $  16,452      $    1,609
Noncurrent  assets                   779,746         836,869
                                   ---------      ----------
     Total  assets                   796,198         838,478
Less  current  liabilities           355,568          93,548
                                   ---------      ----------
     Equity                        $ 440,630      $  744,930
                                   =========      ==========

Net  loss                          $ 304,300      $ 105,069
                                   =========      ==========

(4)     RESTRICTED  CASH

Restricted cash at December 31, 1998, consisted of a certificate of deposit, which collateralized short-term borrowings.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(5)     PROPERTY  AND  EQUIPMENT

Property  and  equipment  is  summarized  as  follows:

                                          December  31,
                                   -------------------------
                                      1999           1998
                                   ---------      ----------

Machinery  and  equipment          $  26,877      $  12,540
Prototypes  and  molds                73,420         71,030
Furniture  and  fixtures               8,804          9,894
                                   ---------      ----------
  Total  property  and  equipment    109,101         93,464
Less accumulated depreciation         84,800         50,981
                                   ---------      ----------
  Net  property  and  equipment    $  24,301      $  42,483
                                   =========      ==========

Depreciation expense for the years ended December 31, 1999 and 1998 was $33,819 and $20,700, respectively.

(6)     NOTES  PAYABLE

At  December  31,  1999  and  1998,  notes  payable  represented  the following:

A note payable to a bank under a financing agreement that permits the Company to borrow up to $25,000. The agreement provides for interest at 9.25%. The note is secured by the personal guarantee from one of the officers. At December 31, 1999 and 1998, $21,378 and $25,000, respectively, were outstanding against the note. The financing agreement matured in July 1999.

A note payable to a bank under a financing agreement that permits the Company to borrow up to $400,000. The agreement provides for interest at 7%. The note was secured by a $400,000 certificate of deposit. At December 31, 1998, $399,142 was outstanding against the note. The note was repaid in 1999 with the proceeds from the above-mentioned certificate of deposit.

(7)     LONG-TERM  DEBT

Long-term debt at December 31, 1999 represents a note payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of long-term debt for the years after December 31, 1999 are as follows:

2000                $   3,564
2001                    2,783
2002                    3,041
2003                    3,785
                    ---------
                    $  13,173
                    =========

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(8)     PREFERRED  STOCK

The Company currently has 1,250,000 shares of preferred stock outstanding at December 31, 1999. This stock is designated as Series "A" Convertible Preferred Stock and was issued to a single investor. This stock has a par value of $.001 per share and a stated value of $.80 per share in liquidation and has preference over common stock in liquidation.

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

Holders of Series "A" Convertible Preferred Stock are entitled to a number of votes per share equal to the number of shares of common stock into which each such share of Series "A" Convertible Preferred Stock held by such holder is convertible at the time of such vote.

Each issued and outstanding share of Series "A" Convertible Preferred Stock shall be entitled to receive cumulative preferential dividends, payable in cash or common stock at the option of the Company, at the annual rate of $0.064 per share, payable quarterly.

(9)     STOCK  BASED  COMPENSATION

During 1999, the Company authorized and issued a total of 1,004,558 options at an exercise price of $.50 per share for employee compensation. During 1998, the Company authorized and issued a total of 600,000 options at an exercise price of $.60 per share, for employee compensation. The Company also issued a total of $460,000 options during 1998 for goods and services. Since the Company accounts for the compensation cost associated with the issuance of stock options to employees for compensation under APB Number 25, no compensation cost was recognized in income during the years ended December 31, 1999 and December 31, 1998.

Stock and stock options issued goods and services are valued based upon the fair value of the consideration received.

Total  and  Weighted  Average  Exercise  Price  of  Options
-----------------------------------------------------------
                                                          Weighted Average
           1999                                Total      Exercise  Price
--------------------------                 ------------   ---------------

Outstanding  at  January  1,  1999            1,660,000         $1.24
Outstanding  at  December  31,  1999          2,554,558          1.00
Exercisable  at  December  31,  1999          2,554,558          1.00
Granted  at  December  31,  1999              2,554,558          1.00
Exercised  at  December  31,  1999                  -               -
Forfeited  at  December  31,  1999                  -               -
Expired  during  1999                               -               -

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

                                                          Weighted Average
           1999                                Total      Exercise  Price
--------------------------                 ------------   ---------------
Outstanding  at  January  1,  1998              300,000         $1.75
Outstanding  at  December  31,  1998          1,660,000          1.24
Exercisable  at  December  31,  1998          1,660,000          1.24
Granted  at  December  31,  1998              1,660,000          1.24
Exercised  at  December  31,  1998                  -               -
Forfeited  at  December  31,  1998                  -               -
Expired  during  1998                               -               -

Valuing per SFAS 123, par 22, the weighted average exercise price is $1.00 at December 31, 1999. Average price for 1999 was $.90 with validity of .47. The fair value of options granted during 1999 was approximately $250,000.

(10)     REPORTABLE  SEGMENTS

PowerCold currently has four reportable segments: Nauticon Inc., RealCold Products, Inc.,Technicold Services, Inc., and Rotary Power Enterprise, Inc. Nauticon Inc. offers a product line of evaporative heat exchange systems for HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration technicians and supervisors. RealCold Products, Inc. offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with the Wittemann Company, Inc. RealCold Products, Inc. designs and produces unique products for the refrigeration industry. Rotary Power Enterprise, Inc. provides customized rotary engines to power a variety of chiller and refrigeration systems. Segment information for the years ended December 31, 1999 and 1998 as follows:
                                          December  31,
                                   -------------------------
Net Revenues                          1999           1998
                                   ---------      ----------
  Nauticon  Inc.                   $  91,006      $  112,522
  RealCold  Products  Inc.           212,596         224,477
  Technicold  Services,  Inc.         50,611         105,173
  Rotary  Power Enterprises, Inc.    187,025             -
                                   ---------      ----------
                                   $ 541,238      $  442,172
                                   ==========     ==========
Operating  loss
  Nauticon  Inc.                   $(290,568)     $(461,212)
  RealCold  Products  Inc.          (213,306)       (79,689)
  Technicold  Services,  Inc.          7,538         (5,943)
  Rotary Power Enterprises, Inc.     (35,597)        (7,671)
  Corporate  expenses               (368,194)      (648,786)
                                   ---------      ----------
                                   $(900,127)    $(1,203,301)
                                   ==========     ==========
Identifiable  assets
  Nauticon  Inc.                   $ 385,927      $  545,060
  RealCold  Products  Inc.           144,651          76,304
  Technicold  Services, Inc.          59,473         240,359
  Rotary Power Enterprises, Inc.     129,993          96,563
  Corporate                        1,012,780       1,363,684
                                   ---------      ----------
                                  $1,732,824      $2,321,970
                                   =========       =========

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(11)     FEDERAL  INCOME  TAX  EXPENSE

There  is  no  federal  income tax expense for the year ended December 31, 1999.

Income tax expense from continuing operations differs from the amount, which would be provided by applying the statutory federal income tax rates because of the following:

                                             Year  ended  December  31,
                                             --------------------------
                                                 1999          1998
                                             ------------  ------------

Computed at the expected statutory rate $ (366,528) $ (574,664) Nondeductible items and other permanent
     differences                                     938           654
Change  in  valuation  allowance                 365,590       574,010
                                             ------------  ------------
Prior year unrecognized deferred tax asset   $       -     $       -
                                             =============  ===========

The  temporary  differences  that  result in deferred tax assets are as follows:

                                                   December  31,
                                            -------------------------
                                               1999           1998
                                           ----------     -----------

Deferred  tax  assets:
Accrued wages payable to shareholder        $     -       $       -
Write-off  of  intangible  assets             334,686         334,686
Losses related to unconsolidated affiliate    413,700         413,700
Loss  on  write-off  of  impaired stock       189,430         189,430
Net  operating  loss  carryforward            852,199         486,609
                                           ----------     -----------
Gross  deferred  tax  assets                1,790,015       1,424,425
Valuation  allowance                       (1,790,015)     (1,424,425)
                                           ----------     -----------
Net  deferred  tax  assets                 $      -       $       -
                                           ==========     ===========

A $961,085 tax net operating loss was incurred for the year-end December 31, 1999. The Company's net operating loss carryforwards for income tax purposes is approximately $1,790,015, of which $358,015 expires in 2019, $1,055,000 in 2018, and  $377,000  in  2012.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(12)     EARNINGS  PER  SHARE

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

(13)     COMMITMENTS

     OPERATING  LEASES

The Company leases certain sales offices, plant space, and equipment under operating lease agreements, which expire at various times throughout 2002. Total rent expense was $95,322 and $100,902 in 1999 and 1998 respectively.

Future  minimum  rental  commitments  as  of  December 31, 1999 were as follows:

     Year  ending  December  31,
     2000                              $  102,934
     2001                                 100,231
     2002                                  50,891
                                       ----------
                                       $  254,056
                                       ==========

(14)     LITIGATION

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

(15)     GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and the Company has used substantial amounts of working capital in its operations. At December 31, 1999, current liabilities exceed current assets by $531,997 and intangible assets

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in note. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior year acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increase sales provide the opportunity to continue as a going concern.

(16)     YEAR  2000  ISSUE

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

The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in several particular accounting software packages. The Company has not experienced any year 2000 problems to date; however, the Company plans to continue to monitor the situation closely.

                                    SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWERCOLD  CORPORATION

Dated:    May  24,  2000
                                        /s/ Francis L. Simola
                                   By:  --------------------------
                                        Francis  L.  Simola
                                        President  and (Chief Executive Officer)