Form 10QSB
period 2000-06-30
POWERCOLD CORP
filed 2000-08-17
CIK 827055

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

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED  JUNE 30, 2000

                        COMMISSION FILE NUMBER  33-19584

                              POWERCOLD CORPORATION
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                           23-2582701
    (State of Incorporation)                                (IRS Employer
                                                            Identification No.)

                               103 GUADALUPE DRIVE
                               CIBOLO, TEXAS 78108
                    (Address of principal executive offices)

                                  210-659-8450
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    (X)  Yes   (  )  No

The number of shares outstanding of the Registrant's Common Stock, par value $0.001, at June 30, 2000 was 10,817,781.

Transitional  Small  Business  Disclosure  Format:  (  )  Yes   (X)  No

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 2000

                                      INDEX


PART  I.     FINANCIAL  INFORMATION     PAGE

     ITEM  1:     FINANCIAL  STATEMENTS  (UNAUDITED  AND  REVIEWED)

          Independent  Accountants  Report                          3

          Consolidated  Balance  Sheets  as  of
          June  30,  2000  and  December  31,  1999                 4

          Consolidated Statement of Operations for Three Months
          Ended  June  30,  2000  and  June  30,  1999.             5

          Consolidated Statement of Operations for Six Months
          Ended  June  30,  2000  and  June  30,  1999.             6

          Consolidated Statement of Cash Flows for Six Months
          Ended  June  30,  2000  and  June  30,  1999.             7

          Notes to Consolidated Financial Statements
          at June 30, 2000.                                         8


     ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.            9


PART  II.   OTHER  INFORMATION                                     13

     ITEM  1.  LEGAL  PROCEEDINGS.
     ITEM  2.  CHANGES  IN  SECURITIES.
     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
     ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     ITEM  5.  OTHER  INFORMATION.
     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


SIGNATURE  PAGE                                                    14

R.  E.  BASSIE  &  CO.,  P.C.
CERTIFIED  PUBLIC  ACCOUNTANTS
A  PROFESSIONAL  CORPORATION

7171  Harwin  Drive,  Suite  306
Houston,  Texas  77036-2197
Tel:  (713)  266-0691  Fax:  (713)  266-0692
E-Mail:  Rebassie@aol.com

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

The  Board  of  Directors  and Stockholders
PowerCold  Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of PowerCold Corporation and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed financial statements (and Note 15 to the annual financial statements for the year ended December 31, 1999 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (and
Note  15)  to  the  respective  financial  statements.

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

                              /s/  R.  E.  Bassie  &  Co.,  P.C.
Houston,  Texas
August  11,  2000

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
            (Unaudited - see accompanying accountants' review report)

                                                        2000              1999
                                                                        (Audited)
                                                   ---------------   ---------------
                                   Assets
Current  assets:
  Cash                                             $      157,364    $       14,455
  Trade accounts receivable, net of allowance for
    doubtful accounts of $81,778 in 2000 and 1999          82,171           150,791
  Receivable from Channel Freeze Technologies             274,910           274,910
  Receivable from related parties                           1,312             1,312
  Refundable income taxes                                     -              52,222
  Inventories                                              34,993            34,993
  Prepaid expenses                                         69,347            69,347
                                                   ---------------   ---------------
       Total current assets                               620,097           598,030
                                                   ---------------   ---------------
Investment in affiliate                                   621,092           621,092
Property and equipment, net                                19,942            24,301
Patent rights and related technology, net                 348,849           374,003
Goodwill, net                                             110,134           115,398
                                                   ---------------   ---------------
        Total assets                               $    1,720,114    $    1,732,824
                                                   ===============   ===============
                      Liabilities and Stockholders' Equity
Current  liabilities:
  Accounts payable and accrued expenses                   573,516           672,533
  Commissions payable                                      67,298            67,298
  Advances from affiliates                                391,870           365,254
  Short-term borrowing                                     21,378            21,378
  Current installments of long-term debt                    3,564             3,564
                                                   ---------------   ---------------
        Total current liabilities                       1,057,626         1,130,027
Long-term debt, less current installments                   9,609             9,609
                                                   ---------------   ---------------
        Total liabilities                               1,067,235         1,139,636
                                                   ---------------   ---------------
Stockholders'  equity:
  Convertible, preferred  stock, Series A, $.001
    par value, $1,000,000 in liquidation, 1,250,000
    shares  authorized, issued and outstanding                -               1,250
  Common stock, $.001 par value. Authorized
    200,000,000 shares: issued and outstanding,
    10,817,785 shares in 2000 and 7,876,641 in 1999        10,818             7,876
  Additional paid-in capital                            6,631,465         6,044,092
  Accumulated deficit                                  (5,980,904)       (5,451,530)
                                                   ---------------   ---------------
                                                          661,379           601,688
Less receivable for stock subscription                     (8,500)           (8,500)
                                                   ---------------   ---------------
         Total stockholders' equity                       652,879           593,188
Commitments  and  contingent  liabilities                     -                 -
                                                   ---------------   ---------------
     Total liabilities and stockholders' equity    $    1,720,114    $    1,732,824
                                                   ===============   ===============

See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                             2000              1999
                                          (Reviewed)        (Unaudited)
                                        ---------------   ---------------
Revenues:
  Product sales                         $       63,818    $       72,829
  Services                                         -               5,220
                                        ---------------   ---------------
        Total revenues                          63,818            78,049
                                        ---------------   ---------------
Cost of revenues
  Product sales                                 40,754           153,819
  Services                                         -             (43,550)
                                        ---------------   ---------------
        Total cost of revenues                  40,754           110,269
                                        ---------------   ---------------

Gross margin                                    23,064           (32,220)

Operating  expenses:
  General and administrative                   150,098           108,678
  Sales and marketing                              -              83,280
  Research and development                         -              14,361
  Depreciation and amortization expense         15,863            26,052
                                        ---------------   ---------------
         Total operating expenses              165,961           232,371
                                        ---------------   ---------------
    Operating loss                            (142,897)         (264,591)

Other  income  (expenses):
  Interest income                                  -               24,207
  Interest expense                                (667)           (10,930)
                                        ---------------   ---------------
          Total other income (expense)            (667)           13,277

Loss before provision for income taxes        (143,564)         (251,314)
                                        ---------------   ---------------
Provisions for income taxes                    (52,222)              -
Loss before losses of unconsolidated
  Affiliates                                  (195,786)         (251,314)
Equity in loss of unconsolidated affiliates        -             (31,399)
                                        ---------------   ---------------
Net loss                                $     (195,786)   $     (282,713)
                                        ===============   ===============

Net  loss  per share                    $        (0.01)   $        (0.04)
                                        ===============   ===============
Weighted average common shares               9,871,389         7,242,517
                                        ===============   ===============





See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                             2000              1999
                                          (Reviewed)        (Unaudited)
                                        ---------------   ---------------
Revenues:
  Product sales                         $       92,526    $      139,794
  Services                                      14,190            31,823
                                        ---------------   ---------------
        Total revenues                         106,716           171,617
                                        ---------------   ---------------
Cost  of  revenues
  Product sales                                 75,699            188,287
  Services                                       9,876                244
                                        ---------------   ---------------
        Total cost of revenues                  85,575           188,531
                                        ---------------   ---------------
Gross margin                                    21,141           (16,914)

Operating  expenses:
  General and administrative                   450,210           212,360
  Sales and marketing                              -             173,498
  Research and development                         -              30,409
  Depreciation and amortization expense         34,777            51,546
                                        ---------------   ---------------
         Total operating expenses              484,987           467,813
                                        ---------------   ---------------
Operating loss                                (463,846)         (484,727)

Other  income  (expenses):
  Interest income                                  -              34,250
  Interest expense                             (13,306)          (25,412)
                                        ---------------   ---------------
         Total other income (expense)          (13,306)            8,838

Loss before provision for income taxes        (477,152)         (475,889)
                                        ---------------   ---------------

Provisions for income taxes                    (52,222)              -

Loss before losses of unconsolidated
  affiliates                                  (529,374)         (475,889)
Equity in loss of unconsolidated
  affiliates                                       -             (66,966)
                                        ---------------   ---------------

Net loss                                $     (529,374)   $     (542,855)
                                        ===============   ===============

Net loss per share                      $        (0.05)   $        (0.08)
                                        ===============   ===============
Weighted average common shares              10,186,853         7,039,946
                                        ===============   ===============



See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)


                                                     2000              1999
                                                  (Reviewed)        (Unaudited)
                                                ---------------   ---------------
Cash  flows  from  operating  activities:
  Net  loss                                     $     (529,374)   $     (542,855)
  Adjustments to reconcile net loss to net
   cash  used  in  operating  activities:
     Depreciation and amortization                      34,777            51,546
     Equity loss in unconsolidated affiliate               -              66,966
     Common stock issued for operating expenses        139,065            98,830
     (Increase)  decrease  in  assets:
       Accounts receivable                              68,620           (51,316)
       Refundable income taxes                          52,222               -
       Other receivables                                   -            (148,540)
       Inventories                                         -               8,883
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses           (99,017)           56,769
                                                ---------------   ---------------
Net cash used in operating activities                 (333,707)         (459,717)
                                                ---------------   ---------------

Cash  flows  from  investing  activities:
  Purchase of property and equipment                       -             (15,638)
  Increase in advances from affiliate                   26,616           329,224
  Proceeds from sale of securities
    available for sale                                     -              32,500
                                                ---------------   ---------------
Net cash provided by investing activities               26,616           346,086
                                                ---------------   ---------------

Cash  flows  from  financing  activities:
  Proceeds from short-term borrowings                      -              49,404
  Repayment of short-term borrowings                       -              (2,063)
  Payment on note payable                                  -            (100,000)
  Proceeds from issuance of shares
    under private placement                            450,000           200,100
                                                ---------------   ---------------
Net cash provided by financing activities              450,000           147,441
                                                ---------------   ---------------
Net increase in cash                                   142,909            33,810

Cash at beginning of year                               14,455            21,781
                                                ---------------   ---------------
Cash at end of year                             $      157,364    $       55,591
                                                ===============   ===============

Supplemental schedule of cash flow information:
  Interest paid                                 $      13,306     $       26,600
                                                ===============   ===============



 See  accompanying  notes  to  consolidated  financial  statements.

POWERCOLD  CORPORATION                         Notes  to  Consolidated
AND  SUBSIDIARIES                              Financial  Statements  at
(Unaudited)                                    June  30,  2000
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the Company's 1999 audited consolidated financial statements and related footnotes.

(2)     OPERATIONAL  STATUS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and for the six-month period ended June 30, 2000, and the Company has used substantial amounts of working capital in its operations. At June 30, 2000, current liabilities exceed current assets by $437,529 and intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in this note. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior year's acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increasing sales provide the opportunity to continue as a going concern.

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 2000

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

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 2000

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

RESULTS  OF  OPERATIONS  -  SECOND  QUARTER  2000

Revenue for the three and six months periods ended June 30, 2000 decreased (18.2%) to $63,818 and (37.8%) to $106,716 respectively as compared to $78,049 and  $171,617  for  the  same  periods  respectively  in  1999.

The Company's revenue, even though it decreased for the same periods in 1999, should continue to increase in 2000 due to the increased volume of customer proposals for the newly redesigned Evaporative Condenser Line of Products, which include EV Cool, EV Chill and EV Frig. The current revenue backlog is $318,000.

The Company had to cancel some $1.7M in customer orders during the last quarter of 1999 and first quarter 2000 and because there was insufficient capital to produce product. The working capital shortage was mainly due because of the large amounts of Company funds that was used for the promotion and support of the new Channel Freeze business. During the past few months the Company has raised private placement capital for current production requirements, and foresees continued funding to meet future production needs.

Net Loss for the three and six months periods ended June 30, 2000 decreased (22.1%) to ($195,786) and (2.5%) to ($529,374) respectively as compared to
($282,713) and ($542,885) for the same periods respectively in 1999. Net Loss per share for the three and six month periods ended June 30, 2000 was ($0.01) and ($0.5) and decreased respectively compared to $(0.04) and ($0.08) for the same periods respectively in 1999. Net loss per share was based on the weighted average number of common shares of 10,186,853 for June 30, 2000 compared to 7,039,946 for June 1999.

The Company had to write off the refundable income taxes of $52,222, because the IRS did allow refund because of a change in the alternate minimum tax recalculation. Therefore included with losses was an unaccountable loss of $52,222. The current operating loss, due to maintaining general Company operating overhead including additional engineering and marketing costs for Nauticon and Channel Freeze product lines, has steadily decreased and will continue  to be a loss  until  the revenue  increases  as stated in  the revenue comments above. The Company has restructured its operations to comply with its current product line of Evaporative Condensers. Effective as of the first quarter of 2000, Jack Kazmar took over as COO of the consolidated operations. Mr. Kazmar has over 40 years operating experience in the refrigeration and energy business.

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2000 compared to the second quarter ended June 30, 1999: Total assets decreased 0.7% to $1,720,114 compared to $1,732,824; total current liabilities decreased 6.4% to $1,067,235 compared to $1,139,636; total stockholders' equity increased 10.1% to $652,879 compared to $593,188.

The Company had to write off the refundable income taxes of $52,222, because the IRS did allow refund because of a change in the alternate minimum tax recalculation. A major portion of the outstanding accounts payable liability is

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 2000

carried forward primarily from the prior inefficient Nauticon management operations. The Company is currently in the process of restructuring the Nauticon accounts payables with its vendors. The major reason for the large allowance for doubtful accounts is attributed to one large uncollected Nauticon order. The Company is in the legal process of collecting this outstanding payable.

Nauticon has been continually hindered by major operating and legal expenses due to previous inept management. Because of the major operating losses incurred by previous management, Nauticon does not have sufficient resources to continue operations, therefore the Company has ceased Nauticon's operations. The Nauticon product technology was licensed to RealCold Products for a two and one half per cent (2 1/2%) royalty fee on product sales. This new marketing operating procedure has no effect on the consolidated operations of the Company because both Nauticon and RealCold Products are wholly owned entities of PowerCold.

Channel Freeze sales and revenue continues to be slow, because of the limited marketing experience and lack of product credibility in the marketplace. The
Company's first new enhanced designed system is in production for an order delivery to Japan. Channel Freeze Management believes that the product is now ready for customer delivery and acceptance and foresees an increase in new business.

The Company issued a total of 1,892,785 shares of new common restricted stock during the second quarter ending June 30, 2000: 100,000 shares for a private placements; 1,250,000 outstanding preferred shares were converted into 1,354,785 shares of new common restricted stock; 438,000 shares for expenses and consulting services rendered the Company. Historically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service.

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans for additional acquisitions and joint ventures for the near future. Under new operating management a new operating plan has been installed providing guidance for cash management and revenue growth. Also during the past few months the Company has raised private placement capital for current production cash requirements, and foresees continued private placement funding to meet production needs for the remainder of the year. The Company is also currently seeking investor proposals to obtain additional major financing to support its future growth plans.

The current status of any acquisitions is dependent on the success of investor funding. PowerCold signed a Letter of Agreement (December 1998), to acquire a division of Alturdyne that produces natural gas engine driven water chillers. Todate the transaction has not been finalized pending funding. The two companies operate as a joint alliance for the sales of engine and generator products.

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 2000

PART  11.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

Management of the Company has come to terms with the former president and director of Nauticon in connection with the Company's acquisition of Nauticon in August 1996. Final settlement should be completed within the next sixty (60) days, and will be disclosed at that time.

Related to this matter is the ownership of certain patents. It is the opinion of management that this matter will not have any adverse effect on the Company, because the Company legally acquired all the assets of Nauticon including the patents in exchange for stock. The former president of Nauticon has filed a counter claim against the Company and two Company Executives/Directors. Because of these matters and other financial and managerial problems within Nauticon since the acquisition, and continued lack of operating capital and bad debts, certain claims have been filed against Nauticon and some of the Companies.

Management of the Company has recently made the decision to file suit against Sir WorldWide relating to the acquisition of the Channel Ice product and related patents. After a prolonged debate referencing the virtues of the Channel Ice product, the Company is seeking damages for product misrepresentation and breaches of the contract. The Company has incurred financial losses, since the asset acquisition in September 1998, because of product design and product credibility in the marketplace.
The  Company  will  be  filing  a  Form  8-K  relating  to  this  matter.

ITEM  2.     CHANGES  IN  SECURITIES

          None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          None.
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  Filed  April  5,  2000

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                                  JUNE 30, 2000

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POWERCOLD  CORPORATION



/s/ Francis L. Simola                       Date:  August 15, 2000
FRANCIS  L.  SIMOLA
PRESIDENT  AND  CEO