Form 10QSB
period 2000-09-30
POWERCOLD CORP
filed 2000-11-20
CIK 827055

Sequential  Page  11  of  13


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED  SEPTEMBER 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock, par value $0.001, at September 30, 2000 was 11,730,383.

Transitional  Small  Business  Disclosure  Format:  (  )  Yes   (X)  No

                              POWERCOLD CORPORATION

                                AND SUBSIDIARIES

                                      INDEX
                                      -----


PART  I.     FINANCIAL  INFORMATION                                       PAGE


     ITEM  1:     FINANCIAL  STATEMENTS  (UNAUDITED)

     Independent  Accountants'  Report                                       3

     Consolidated  Statement  of  Financial  Position  as  of
     September  30,  2000  and  December  31,  1999.                         4

     Consolidated Statement of Operations for Three and Nine
     Months  Ended September 30, 2000  and  September  30,  1999.            5

     Consolidated Statement of Cash Flows  for  Three  and  Nine
     Months  Ended  September  30, 2000 and September 30, 1999.              6

     Notes to Consolidated Financial Statements at September 30, 1999.       7

     ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.                     8



PART  II.   OTHER  INFORMATION                                              12

     ITEM  1.     LEGAL  PROCEEDINGS.

     ITEM  2.     CHANGES  IN  SECURITIES.

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM  5.     OTHER  INFORMATION.

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

R.  E.  BASSIE  &  CO.,  P.C.

R.  E.  BASSIE  &  CO.,  P.C.
CERTIFIED  PUBLIC  ACCOUNTANTS
A  PROFESSIONAL  CORPORATION

6776  Southwest  Freeway,  Suite580
Houston,  Texas  77074-2107
Tel:  (713)  266-0691  Fax:  (713)  266-0692
E-Mail:  Rebassie@aol.com

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

The  Board  of  Directors  and  Stockholders
PowerCold  Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of PowerCold Corporation and Subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed financial statements (and Note 2 to the annual financial statements for the year ended December 31, 1999 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (and
Note  2)  to  the  respective  financial  statements.

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

                              /s/  R.  E.  Bassie  &  Co.,  P.C.

Houston,  Texas
November  17,  2000

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
            (Unaudited - see accompanying accountants' review report)

                                                      2000            1999
                                                                    (Audited)
                                                  -------------   -------------
ASSETS
Current  assets:
  Cash                                            $     279,875   $     14,464
  Trade accounts receivable, net of allowance
    for doubtful accounts of $0 in 2000 and
    $81,778 in 1999                                     150,828        152,154
  Refundable income taxes                                   -           52,222
  Inventories                                            58,756         34,993
  Prepaid expenses                                       62,111         69,347
                                                  -------------   -------------
         Total current assets                          551,570         323,180
                                                  -------------   -------------
Property and equipment, net                             23,558          29,229
Patent rights and related technology, net            1,074,048       1,166,554
Goodwill, net                                         107,502          115,398
                                                  -------------   -------------
                       Total assets               $  1,756,678    $  1,634,361
                                                  =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                605,484         778,258
  Commissions payable                                   42,240          42,240
  Advances from affiliates                             159,778         365,254
  Short-term borrowing                                  21,378          21,378
  Current installments of long-term debt                 3,564            3,564
                                                  -------------   -------------
          Total current liabilities                    832,444       1,210,694
Long-term debt, less current installments                9,609           9,609
                                                  -------------   -------------
                  Total liabilities                    842,053       1,220,303
                                                  -------------   -------------
Stockholders'  equity:
  Convertible, preferred stock, Series A, $.001
    par value, $1,000,000 in liquidation,
    1,250,000  shares  authorized, issued and
    outstanding at December 31, 1999                       -             1,250
  Common stock, $.001 par value. Authorized
    200,000,000 shares: issued and outstanding,
    11,730,383 shares at September 30, 2000 and
    7,876,641  shares at December 31, 1999              11,730           7,876
  Additional paid-in capital                         7,388,554       6,044,092
  Accumulated deficit                               (6,477,159)     (5,629,660)
                                                  -------------   -------------
                                                       923,125         423,558
Less receivable for stock subscription                  (8,500)         (9,500)
                                                  -------------   -------------
       Total stockholders' equity                      914,625         414,058
Commitments  and  contingent  liabilities                  -               -
                                                  -------------   -------------
    Total liabilities and stockholders' equity    $  1,756,678    $  1,634,361
                                                  =============   =============

See  accompanying  notes  to  consolidated  financial  statements.
                    POWERCOLD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended September 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                         Three months ended periods   Nine months ended periods
                            ended September 30,          ended September 30,
                         --------------------------  --------------------------
                             2000          1999          2000          1999
                                         Restated                    Restated
                          (Reviewed)    (Unaudited)    (Reviewed)   (Unaudited)
                         ------------  ------------  ------------  ------------
Revenues:
  Product  sales         $   200,591   $   159,715   $   293,117   $   299,509
  Services                       -          17,436        14,190        49,259
                         ------------  ------------  ------------  ------------
  Total revenues             200,591       177,151       307,307       348,768
                         ------------  ------------  ------------  ------------
Cost of revenues
  Product sales              113,970        83,197       189,669       271,484
  Services                       -             -           9,876           244
                         ------------  ------------  ------------  ------------
  Total cost of revenues     113,970        83,197       199,545       271,728
                         ------------  ------------  ------------  ------------
Gross margin                  86,621        93,954       107,762        77,040
Operating  expenses:
Sales and marketing               99        63,935            99       312,269
General and
  administrative             420,019       105,825       865,469       415,685
Research and development         -          37,616           -          68,025
Amortization expense          55,917        35,103       100,402       105,307
Depreciation expense           1,098         5,186         5,671        15,089
                         ------------  ------------  ------------  ------------
Total operating expenses     477,133       247,665       971,641       916,375
                         ------------  ------------  ------------  ------------
Operating loss              (390,512)     (153,711)     (863,879)      (839,335)
Other income (expenses):
  Interest income              1,579           -           1,579         32,826
  Gain on litigation
    Settlement                76,400           -          76,400            -
  Interest expense               -         (16,929)      (11,984)       (42,341)
  Other                        3,929        (1,424)        2,607            -
                         ------------  ------------  ------------  ------------
Total other income
  (expenses)                  81,908       (18,353)       68,602        (9,515)
                         ------------  ------------  ------------  ------------
Loss before provision
  for income taxes          (308,604)     (172,064)     (795,277)     (848,850)
Provisions for income
  Taxes                          -             -         (52,222)          -
                         ------------  ------------  ------------  ------------
Net loss                 $  (308,604)  $  (172,064)  $  (847,499)  $  (848,850)
                         ============  ============  ============  =============
Net loss per share
  (basic and diluted)    $     (0.03)  $     (0.02)  $     (0.08)  $      (0.13)
                         ============  ============  ============  =============
Weighted average
  common shares           11,255,604     7,438,943     9,609,521      7,174,407
                         ============  ============  ============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                                      2000            1999
                                                   (Reviewed)      (Unaudited)
                                                  -------------   -------------
Cash  flows  from  operating  activities:
  Net  loss                                       $   (847,499)   $   (848,850)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      106,073         120,396
    Common stock issued for operating expenses         190,066         112,130
    (Increase) decrease in operating assets:
      Accounts receivable                                1,326        (143,795)
      Related party receivable                             -            (2,390)
      Interest receivable                                  -             9,918
      Refundable income taxes                           52,222             -
      Inventories                                      (23,763)        (10,852)
      Prepaid expenses and other current assets          7,236          (8,435)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses           (172,774)         25,004
                                                  -------------   -------------
Net cash used in operating activities                 (687,113)       (746,874)
                                                  -------------   -------------
Cash  flows  from  investing  activities:
  Purchase of property and equipment                       -           (15,638)
  Increase (decrease) in advances from affiliate      (205,476)        371,833
  Redemption of certificate of deposit                     -           400,000
  Proceeds from sale of securities
    available for sale                                     -            32,500
                                                  -------------   -------------
Net cash provided by (used in) investing
   Activities                                         (205,476)        788,695
                                                  -------------   -------------
Cash  flows  from  financing  activities:
  Proceeds from short-term borrowings                      -            49,404
  Repayment of short-term borrowings                       -          (438,760)
  Proceeds from note payable                               -            40,000
  Proceeds from issuance of shares under
     private placement                               1,158,000         300,100
                                                  -------------   -------------
Net cash provided by (used in) financing
   Activities                                        1,158,000         (49,256)
                                                  -------------   -------------
Net increase (decrease) in cash                        265,411          (7,435)

Cash at beginning of year                               14,464          23,391
                                                  -------------   -------------
Cash at end of year                               $    279,875    $     15,956
                                                  =============   =============

Supplemental schedule of cash flow  information:
  Interest paid                                   $     11,984    $     42,341
                                                  =============   =============

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

(2)     OPERATIONAL  STATUS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and for the nine-month period ended September 30, 2000, and the Company has used substantial amounts of working capital in its operations. At September 30, 2000, current liabilities exceed current assets by $280,874 and intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in this note. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior years acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

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

POWERCOLD  COMPANIES:

REALCOLD PRODUCTS, INC. - designs and manufactures unique energy efficient packaged products for the refrigeration industry. RealCold Products also supports Rotary Power Enterprise and Alturdyne Energy Systems by engineering and packaging their products. RealCold Products also supports Channel Freeze
Technologies by designing and packaging their accompanying refrigeration systems. There are proposed alliances with other refrigeration companies, whereas RealCold Products will package various components adding value for a total turnkey industrial refrigeration system.

NAUTICON INC. - manufactures and markets a product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. Nauticon Evaporative Condenser Line of Products include new innovative configurations; EV Cool Air Conditioners up to 80 tons, EV Chill Water Chillers 0.75kw per ton, 40-80 tons with chilled water pumps included and multiple compressors, and EV Frig medium temperature +18F up to 420,000 BTU/hr, low temperature -20F up to 360,000 BTU/hr, and low ambient temperature control standard. The new patented products are innovative and unique in design, use new material technology, is simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, subcoolers, and cooling towers. Nauticon products can save power cost in the refrigeration industry by 20% to 30%, and are environmental friendly, making these units contribute to the utilities needs to reduce power demand and support the environment. There are over 170 customer systems installed.

TECHNICOLD SERVICES, INC. - offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. TSI also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors.

ROTARY POWER ENTERPRISE, INC. - was formed as a PowerCold entity to support the Natural Gas Business from Rotary Power International. The business includes: assets including intellectual property, inventory and manufacturing capability; a marketing agreement for marketing the natural gas engine screw compressor systems to supermarkets; the North American rights to the small 65 series Mazda natural gas engine block, subject to Mazda Agreement; and a Distributor and Manufacturing License Agreement for the Rotary Power 580 series engines form Rotary Power International, Inc. The Company has delivered fourteen 65 HP engines and one 500 HP engine on a major sales agreement for OEM applications for the oil and gas industry in Western Canada. The sales agreement for (100 small 65 HP and 60 large 500 HP) natural gas engines valued some $5 million are scheduled for delivery to a major Canadian oil and gas operation in Western Canada.

CHANNEL FREEZE TECHNOLOGIES, INC. - was formed as a PowerCold subsidiary to support the assets of a proprietary patented and economical multi-purpose freezing system, suitable for virtually any liquid or semi-liquid product, that is inherently more efficient than prior technologies in a variety of industries including; block ice - for ice plants, fish and produce industries; food and food byproducts - for food suppliers and their leftover byproducts, fruit and juice products. The most notable new application is for highly efficient management of liquid and semi-liquid industrial waste products for municipal water, pulp and paper plants and utilities. The freeze-thaw process; waste is frozen, the water in the frozen sludge drains almost immediately during thaw, and the remaining materials are than disposed of at greatly reduced cost, recycled or sold.

ALTURDYNE ENERGY SYSTEMS - A PowerCold Company formed to support the marketing and manufacturing of natural gas engine driven water chillers. The Company also has a Strategic Alliance with Alturdyne for manufacturing and marketing their respective products. The added expertise of RealCold Products' engineering and manufacturing enhances the existing chiller business, where there are some 140 chiller systems installed.

Alturdyne is an innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven chillers. Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Alturdyne's added expertise is in the design and production of rotary engines.

RESULTS  OF  OPERATIONS  -  THIRD  QUARTER  2000

Revenue for the three months period ended September 30, 2000 increased 12% to $200,591 from $177,151 for the same period ended September 30, 1999. Revenue for the six months period ended September 30, 1999 decreased 12% to $307,307 from $348,768 for the same period ended September 30, 1998.

Current revenue backlog for product delivery in the fourth quarter is $296,794. Management believes that product sales and revenues will continue to improve because of new marketing and sales programs being implemented and because of the numerous proposals that are continually being quoted to prospective customers for all product lines. The decrease in total revenue was attributed to a reduction in services. Gross margins will continue to improve as sales volume increases and manufacturing methods improve.

The Company's sales and revenue for the fourth quarter and into next year should continue to increase due to the increased volume of customer proposals for the newly designed Nauticon Evaporative Condenser Line of Products, which include EV Cool, EV Chill and EV Frig. Currently there are customer sales proposal quotations for 61 Nauticon units for some $1.4 M.

The Company has enhanced its Channel Freeze system design, which includes new features that simplifies standard product manufacture costs and provides the customer greater production capacity. The Company finally envisions a greater market opportunity with its newly designed product for freezing block ice and various food products. The Company is delivering its latest new product for customer installation this quarter, and has 16 sales proposal quotations out to customers for some $3.6 M.

Net Loss for the three months period ended September 30, 2000 increased 44% to $308,604 from $172,064 for the same period ended September 30, 1999. Net Loss for the six months period ended September 30, 2000 was $847,499 and about the same as $848,850 for the same period ended September 30, 1999.

Net Loss per share for the three months period ended September 30, 2000 increased to $0.03 from $0.02 for the same period ended September 30, 1999. Net Loss per share for the six months period ended September 30, 2000 decreased to $0.08 from $0.13 for the same period ended September 30, 1999. Net loss per share was based on weighted average number of shares of 11,255,604 for September 30, 2000 compared to 7,438,943 for the same three-month period in 1999.

The increased current quarter loss for general and administrative operating expense was due to consolidation of sales and marketing expense, increase of sales and marketing activity, and maintaining general Company operating overhead including additional specific engineering and marketing costs for Nauticon and Channel Freeze product lines. The Company has restructured its operations to comply with its current product line of Evaporative Condensers. Effective as of the first quarter of 2000, Jack Kazmar took over as COO of the PowerCold consolidated operations. Mr. Kazmar has over 40 years operating experience in the refrigeration and energy business.

The Company's Consolidated Balance Sheet as of the second quarter ended September 30, 2000 compared to year end December 31, 1999: Total assets increased 0.6% to $1,756,678 compared to $1,634,361; total liabilities decreased 32% to $842,053 compared to $1,220,303; total stockholders' equity increased 10.1% to $914,625 compared to $414,058.

The increase in assets was primarily due to an increase in inventory of Nauticon raw materials for production. The decreasing liabilities were supported by a reduction of accounts payable and advances from affiliate.

Effective August 31, 2000, The Company, Nauticon, Inc. and Robert E. Jenkins agreed upon a full and final settlement of the lawsuit titled Nauticon, Inc. et al Vs Robert E. Jenkins Cause No. 97-13035, in the 53rd District court of Travis County, Texas. Nauticon had been continually hindered by major operating and legal expenses due to previous inept management in the operations of Nauticon. Because of the major operating losses and outstanding accounts payable incurred by previous management, Nauticon does not have sufficient resources to continue operations. Therefore Nauticon is now currently in the process of restructuring its accounts payables with its vendors. The new Nauticon product line of evaporative condensers, developed by RealCold Products, are manufactured and marketed by RealCold Products. Nauticon technology was licensed to RealCold Products for a two and one half per cent (2 1/2%) royalty fee on product sales.

Channel Freeze sales and revenue continues to be slow, because of the limited marketing experience and lack of product credibility in the marketplace. The Company has enhanced its Channel Freeze system design, which includes new features that simplifies standard product manufacture costs and provides the customer greater production capacity. The Company finally envisions a greater market opportunity with its newly designed product for freezing block ice and various food products. The Company's first new enhanced designed system is in production for an order delivery to Japan. Management believes that the product is now ready for customer delivery and acceptance and foresees an increase in new business.

A Non-Exclusive Manufacturing License Agreement, dated as of the 16th day of August, 2000, was executed by and between Rotary Power Enterprise, Inc., a wholly owned subsidiary of the Company, the Licensee, and Rotary Power International, Inc., a Delaware Corporation, as Licensor, has granted to the Licensee a non-exclusive license and right to manufacture, install, service and warranty the Licensor's Carbureted Natural Gas Fueled 580 Series Rotary Engine.

The Company issued a total of 912,602 shares of new common restricted stock during the third quarter ending September 30, 2000: 692,602 shares for a private placements; 220,000 shares for services rendered the Company. Historically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service.

The Company has engaged J. E. Liss & Company, as the Company's non-exclusive investment banking agent, to provide the Company with financial advisory and consulting  services,  relating  to,  among  other  things, the development of a strategic financial and business plan for the Company, acquisitions, divestitures, restructurings, recapitalizations, consolidations, formation of joint ventures and negotiations with lenders and other potential providers of capital.

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans for additional acquisitions and joint ventures for the near future. Management has implemented a new operating plan providing guidance for cash management and revenue growth. Also during the past few months the Company has raised private placement capital for current production cash requirements, and foresees continued private placement funding to meet production needs for the remainder of the year. The Company is also currently seeking investor proposals to obtain additional major financing to support its future growth plans and acquisitions.

The current status of Company acquisitions is dependent on the success of investor funding. PowerCold signed a Letter of Agreement (December 1998), to acquire a division of Alturdyne that produces natural gas engine driven water chillers. Todate the transaction has not been finalized pending funding. The two companies operate as a joint alliance for the sales of engine and generator products.

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


PART  11.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

Effective August 31, 2000, The Company, Nauticon, Inc. and Robert E. Jenkins agreed upon a full and final settlement of the lawsuit titled Nauticon, Inc. et al Vs Robert E. Jenkins Cause No. 97-13035, in the 53rd District court of Travis County, Texas.

Management of the Company recently made the decision to file suit against Sir WorldWide relating to the acquisition of the Channel Ice product and related patents. After a prolonged debate referencing the virtues of the Channel Ice product, the Company is seeking damages for product misrepresentation and breaches of the contract. The Company has incurred financial losses, since the asset acquisition in September 1998, because of product design and product credibility in the marketplace.


ITEM  2.     CHANGES  IN  SECURITIES

          None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          None.
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  Filed  September  18,  2000

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 2000

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POWERCOLD  CORPORATION





/s/ Francis L. Simola
------------------------------------
FRANCIS L. SIMOLA, PRESIDENT AND CEO

DATE:  NOVEMBER  17,  2000