Form 10KSB/A
period 1999-12-31
POWERCOLD CORP
filed 2000-11-28
CIK 827055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                 AMENDMENT NO. 2

ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number 33-19584

                              POWERCOLD CORPORATION
                 (Name of small business issuer in its charter)

              Nevada                             23-2582701
     (State  of  Incorporation)      (IRS  Employer  Identification  No.)

     103  Guadalupe  Drive  Cibolo,  Texas                78108
     (Address  of  principal  executive  offices)      (Zip  Code)
     Issuer's  telephone  number:     210  659-8450

      Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None
     Common Stock,  $0.001 Par Value          OTC Electronic Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenues  for  its  most  recent  fiscal  year:   $562,403.00

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,258,284, which is based on the closing price of $0.5625 on December 31, 1999. The number of shares of Common Stock outstanding on December 31, 1999 was 7,876,641. The number of shares of Preferred Stock outstanding on December 31, 1999 was 1,250,000.

Documents  Incorporated  By  Reference:     None
Transitional  Small  Business  Disclosure  Format:     Yes  [  ]  No  [X]

                                      INDEX
                                      -----


     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                        3
ITEM  2.     DESCRIPTION  OF  PROPERTY                                       12
ITEM  3.     LEGAL  PROCEEDINGS                                              12
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     12

     PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                             13

ITEM  6.     SELECTED  FINANCIAL  DATA                                       13

ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                     14

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA                 20

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                      21


     PART  III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       21

ITEM  11.     EXECUTIVE  COMPENSATION                                        22

ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                 22

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             23

     PART  IV


ITEM  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K                                                    24

     SIGNATURES                                                              25

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

The Channel Freeze bulk freezing system, which has been tested freezing single strength orange juice, can also be employed to freeze other food and non-food products, such as red meat, gravies, seafood, fruit, eggs, etc. Channel Freeze is working with a large chicken producer to replace their existing Vertical Plate Freezers, which freeze chicken byproducts. Freezing time tests are being performed now. This is a market that has considerable potential, as the Channel Freeze unit provides the following features compared to Can Ice, Vertical Plate and Blast Freezing: Uses 10% - 15% less energy cost and one tenth the labor cost; automated palletizing on muti-storage pallets; 10% - 50% less installation and maintenance costs; automated clean in place and minimal product handling; no building required and uses a smaller foot print.

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

The Company owns and maintains no properties. Properties are leased on a short-term basis. Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company is aware of the growth potential of its operating facilities and is currently reviewing other plant facilities near respective locations.

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

Subsequent event to this filing: Effective August 31, 2000, The Company, Nauticon, Inc. and Robert E. Jenkins agreed upon a full and final settlement of the lawsuit titled Nauticon, Inc. et al Vs Robert E. Jenkins Cause No. 97-13035, in the 53rd District court of Travis County, Texas.

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

PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDERS  MATTERS

(a)  Market  Information:

The Registrant's Common Stock, trading symbol PWCL, is traded on the OTC Electronic Bulletin Board.
The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.


                             1998  Bid               1998  Ask
                            High     Low            High     Low
                           -----    -----          -----    -----
     First  Quarter        1 1/2      1/4          1 3/8      5/8
     Second  Quarter       1 7/8    1 1/4          2        1
     Third  Quarter        1 7/8      5/8          2        1
     Fourth  Quarter       1          1/2          1 1/4      7/8

                             1999  Bid               1999  Ask
                            High     Low            High     Low
                           -----    -----          -----    -----
     First  Quarter        1 1/4      1/4          1 1/2      5/8
     Second  Quarter       1 5/8      1/2          2        1
     Third  Quarter        1 7/8      1/2          2        1
     Fourth  Quarter       1 1/4      1/2          1 3/4    1

(b) Holders: As of December 31, 1999, there were approximately 280 record holders of the Company's Common Stock.

(c) The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

The Company issued an aggregate of 1,028,005 unregistered shares during the fiscal year 1999. The Company issued 536,938 shares for recorded expenses and consulting services at an average share price of $0.30 per share. The Company issued 491,067 shares to investors for private placements for $340,100 in equity capital at an average share price of $0.69 per share. Historically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following table presents selected financial data for PowerCold Corporation and its subsidiaries. The financial data for fiscal years ending December 31, 1995 through December 31, 1999 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.

SUMMARY  STATEMENT  OF  OPERATIONS   (In  thousands,  except  per  share  data)

Year  Ended  December  31,     1999     1998     1997     1996     1995
--------------------------     -------  -------  -------  -------  -------
Revenues                       $   562  $   442  $   393  $ 1,452  $ 2,244
Operating  (loss)              $(1,199) $(1,203) $(1,713) $  (573) $(1,060)
Net  Income  (loss)            $(1,253) $(1,690) $(2,720) $ 2,209  $(1,089)
Net  Income (loss) per share   $ (0.18) $ (0.27) $ (0.46) $  0.39  $ (0.23)
Weighted average number
   of shares                     7,107    6,377    5,893    5,662    4,776


SUMMARY  BALANCE  SHEET   (In  thousands,  except  per  share  data)

Year  Ended  December  31,     1999     1998     1997     1996     1995
--------------------------     -------  -------  -------  -------  -------
Total  assets                 $  1,634  $ 2,322  $ 2,229  $ 5,146  $ 2,298
Total  liabilities            $  1,220  $ 1,164  $   817  $ 1,076  $   759
Long  term  debt              $      0  $     0  $     0  $     0  $     0
Shareholders'  equity         $    414  $ 1,158  $ 1,412  $ 4,070  $ 1,539

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS  OF  OPERATIONS       1999

The following table's sets forth the company's results of operation as a percentage of net sales for the periods indicated below:


                                          Year  Ended  December  31,
                                        -------------------------------
                                          1999       1998       1997
                                        ---------  ---------  ---------

Revenue                                    100.0%     100.0%    100.0%
Cost  of  revenue                           (0.07)     89.7      83.3
Gross  margin                               (0.07)     10.3      16.7
Operating  expenses                        (213.4)   (282.5)   (453.9)
Operating  income  (loss)                  (222.9)   (272.1)   (437.2)
Net  income  (loss)                        (222.9)   (382.2)   (694.1)

COMPARABLE  FISCAL  1999,  1998  AND  1997  RESULTS:

The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998: Total revenue for 1999 was $ 562,403 compared to $442,172 for 1998 and $391,819 for 1997;
operating  losses  of  ($1,199,942) for 1999 compared to ($1,1,796,291) for 1998 and ($2,929,971) for 1997; and net loss of ($1,253,395) or ($0.18) per share for
1999 compared to a net loss of ($1,690,187) or ($0.27) per share for 1998 and a net loss of ($2,843,789) or ($0.46) per share for 1997. Net income (loss) per share was based on weighted average number of shares of 7,106,638for 1999 compared to 6,376,647 for 1998 and 5,893,000 for 1997.

The company's revenue increased 21.4% in 1999; operating expenses decreased 37.0%. The company's revenues and expenses resulted in a decrease of 25.8% in operating loss for 1999 ($1,253,395) compared to ($1,690,187) as an operating loss of for 1998. The Company's net loss decreased 25.8%% for 1999 to ($1,253,395) from ($1,690,187) for 1998. Revenue increase was due to the increasing market acceptance of the Nauticon evaporative condenser systems. The decrease in operating losses was primarily due to the elimination of $557,145 in advances to an affiliate in 1998, and to a reduction of $196,982 in general operating expenses due to new administration operating procedures at the Cibolo facility. The Company has decreased the direct selling program for the Nauticon products to selling through distributors and agents.

The Company's Consolidated Balance Sheet as of December 31, 1999 and December 31, 1998 respectively: Total current assets decreased 63.5%, $ 323,180 for 1999 and $886,496 for 1998; total assets decreased 29.6%, $1,634,361 for 1999 and
$2,321,970 for 1998; total liabilities increased 4.6%, $1,220,303 for 1999 and $1,164,377 for 1998; total stockholders' equity was $414,058 for 1999 and $1,157,593 for 1998, a 64.2% decrease.

The primary decrease in current assets was reduction of $400,000 in restricted cash, which was secured by a $400,000 certificate of deposit, and a decrease of $121,706 in inventory. The $124,293 decrease in total assets occurred from the adjusted accounting transaction of the Channel Freeze transaction (Reference
Note  17  in  the  Consolidated  Financial  Statements).

The increase in liabilities was due primarily to increase in accounts payable of some $80,324, and the Company was advanced $365,254 during 1999 by Simco Group, Inc., an affiliate and major stockholder. A short term note payable was eliminated from the proceeds by the stated restricted cash.

The Company issued a total of 1,042 shares of new common restricted shares in 1999. 483,000 shares were issued for satisfaction of recorded liabilities for expenses and services rendered. 559,000 shares were issued for cash. Historically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service. As of December 31, 1999 there was 7,876,641common shares outstanding and 1,250,00 preferred shares outstanding to one shareholder.
Liquidity and Capital Resources: At December 31, 1999, the Company's working capital was ($887,514) compared with ($277,881) at December 31, 1998. The decrease in cash was primarily attributable to the Company's elimination of the $400,000 certificate of deposit and the advance from affiliate. The company's cash resources at December 31, 1999 were $14,455 reflecting an decrease in cash resources from $21,781 at December 31, 1998.

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans for additional acquisitions and joint ventures for the near future. Management is implementing a new operating plan for 2000 providing guidance for cash management and revenue growth. The Company is also currently seeking investor proposals to obtain additional major financing to support its future growth plans and acquisitions.

The current status of Company acquisitions is dependent on the success of investor funding. PowerCold signed a Letter of Agreement (December 1998), to acquire a division of Alturdyne that produces natural gas engine driven water chillers. To date the transaction has not been finalized pending funding. The two companies operate as a joint alliance for the sales of engine and generator products.

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

RESULTS  OF  OPERATIONS  -  1998

The following table's sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                          Year  Ended  December  31,
                                        -------------------------------
                                          1998       1997       1996
                                        ---------  ---------  ---------

Revenue                                    100.0%     100.0%     100.0%
Cost  of  revenue                           89.7       83.3       62.8
Gross  margin                               10.3       16.7       37.2
Operating  expenses                       (282.5)    (453.9)      76.7
Operating  income  (loss)                 (272.1)    (437.2)     (39.5)
Other  income  (expense)                  (102.0)      22.0      200.2
Net  income  (loss)                       (382.2)    (694.1)     152.2

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

YEAR 2000 ISSUES - The company has formed a committee to investigate any liabilities resulting from the Y2K problem. The Company's internal computer systems and programs are being reviewed to make sure they are up to date. If any are not in compliance, steps are being taken to upgrade the programs from the manufacturers. Any new computers and/or software programs to be purchased this year will be purchased as Y2K complied. This same procedure will be addressed for all office equipment as well. Questionnaires are being sent to the Company's vendors and materials suppliers to determine their compliance and actions in place to do so. We are targeting June 1, 1999 to be complete with all compliance actions.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

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

PART  III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT
The  directors  and  executive  officers  of  the  Company  are  as  follows:

NAME                   AGE   POSITION                        PERIOD  SERVED
---------------------  ---   ------------------------------  -------------------

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

Directors of the Company are elected every three years. Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company. Mr. Simola, Mr. Briley and Mr. Kazmar has devoted 100% of their time for PowerCold's daily operating activities during the last fiscal year 1999.

ITEM  11.     EXECUTIVE  COMPENSATION

No executive officer or director of the parent Company received any cash salary as compensation during the year ended 1999. And no officer of the parent Company was paid by a source other than PowerCold for time that was actually spent in furtherance of PowerCold's affairs.

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

NAME  AND  ADDRESS                    AMOUNT  AND  NATURE           PERCENT
OF  BENEFICIAL  OWNER               OF BENEFICIAL OWNERSHIP (1)     OF CLASS (2)
--------------------------------    ---------------------------     ------------

George  C.  Briley                             652,602                 8.29%
17  Pembroke  Lane
San  Antonio,  TX.  78240

Terrence  J.  Dunne                            438,488                 5.57%
West 717 Sprague Ave. No. 1100
Spokane, Washington  99204

Robert  E.  Jenkins                            403,728                 5.13%
2903  Hillview  Road
Austin,  Texas  78703

H.  Jack  Kazmar                               162,000                 2.06%
36  West  Beechcroft  Road
Short  Hills,  NJ  07078

Francis  L.  Simola  and  (3)                1,058,596                13.44%
Veronica  M.  Simola
9408  Meadowbrook  Ave.
Philadelphia,  Pa.  19118

Simco  Group,  Inc.  (4)                     1,146,500                14.56%
650  Sentry  Parkway,  Ste.1
Blue  Bell,  PA.  19422

Total  Common  Stock                         3,861,914                49.03%
--------------------------------    ---------------------------     ------------

Intermagnetics General Corporation           1,250,000                100.00%
450  Old  Niskayuna  Road
Latham,  NY  12110

Total  Preferred  Stock                      1,250,000                100.00%
--------------------------------    ---------------------------     ------------

(1) The nature of beneficial ownership for all shares is sole voting and investment power.
(2)  The  per  cent  of  class  is  all  common  stock  and  preferred stock.
(3)  Includes  minor  children
(4) Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (Simco), a separate legal entity wholly-owned by the Company's Chairman and Chief Executive Officer. Simco Group, Inc. has financed the Company on several occasions since the Company's inception. Simco Group has never received or requested payment of any interest from the Company for providing said financing. In 1999 the Board of Directors elected to give Simco group 8% interest on outstanding loans to the Company. As of December 31, 1999 there was an outstanding loan of $365,254 due Simco Group. Management believes that without the continuos financial support of Simco Group, the Company would never have remained in business.

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

George Briley, Chief Technology Officer of PowerCold, has loaned the Company $27,000. Mr. Briley has received no interest on the loan transaction.

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(A)     LIST  THE  FOLLOWING  DOCUMENTS  FILED  AS  A  PART  OF  THE  REPORT:

Financial Statements exhibited herein the Form 10-K Annual Report and are filed as a part hereof:


     Independent  Auditors'  Reports:

        Report  on  the  1999  Financial  Statements

        Report  on  the  1998  and  1997  Financial  Statements

     Consolidated  Financial  Statements:

        Balance  Sheets  -  December  31,  1999  and  1998

        Statements of Operations - Years ended December 31, 1999, 1998 and 1997

        Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

        Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

     Notes  to  Consolidated  Financial  Statements

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


                                   POWERCOLD  CORPORATION



                                        /s/ Francis L. Simola
                                   By:  __________________________
                                        Francis  L.  Simola
                                        President  and (Chief Executive Officer)


                                   Dated:    November  10,  2000


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                        /s/ Francis L. Simola
                                   By:  __________________________
                                        Francis  L.  Simola
                                        Director  and  President

                                   Dated:  November  10,  2000

                                        /s/ George C. Briley
                                   By:  __________________________
                                        George  C.  Briley
                                        Director,  Secretary  and  Treasurer

                                   Dated:  November  10,  2000

                                        /s/ H. Jack Kazmar
                                   By:  __________________________
                                        H.  Jack  Kazmar
                                        Director

                                   Dated:  November  10,  2000

                     POWERCOLD CORPORATION AND SUBSIDIARIES

                                      INDEX


Independent  Auditors'  Reports

     Report  on  the  1999  Financial  Statements

     Report  on  the  1998  and  1997  Financial  Statements

Consolidated  Financial  Statements:

     Balance  Sheets  -  December  31,  1999  and  1998

     Statements  of  Operations  -  Years  ended  December  31,  1999,  1998 and 1997

     Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

     Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 2, the Company has suffered recurring losses from operations and has net negative working capital that raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17, the Company's consolidated financial statements for the year ended December 31, 1999 have been restated to reflect the proper accounting for the investment in a wholly owned subsidiary.


/s/ R.  E.  BASSIE  &  CO.,  P.C.


Houston,  Texas
March  30,  2000,  except  with  respect  to
Note  3  to  which  date  is  September  15,  2000

PADGETT, STRATEMANN & CO., L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS ADVISORS
1635 N.E. Loop410, Suite 700 - San Antonio, Texas 78209-1684
elephone (210) 828-6281 - Fax (210) 826-8606

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

As shown in the consolidated financial statements, the Company incurred a net loss of $1,690,187 for 1998 and has incurred substantial net losses for each of the past two years. At December 31, 1998, current liabilities exceed current assets by $310,381. These factors, and the others discussed in Note 18, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

/s/PADGETT, STRATEMANN & CO.
Certified Public Accountants
March 5, 1999 San Antonio, Texas

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                      1999           1998
                                                 --------------  --------------
ASSETS

Current  assets:
  Cash                                           $      14,464   $      21,781
  Restricted cash (note 7)                                 -           400,000
  Securities available for sale (note 5)                   -            32,500
  Trade accounts receivable, net of allowance
    for doubtful accounts of $138,379 in 1999
    and $84,533 in 1998                                152,154           6,313
  Receivables from related parties                         -            72,618
  Interest receivable                                      -             9,918
  Refundable income taxes                               52,222         124,156
  Inventories                                           34,993         156,699
  Prepaid expenses                                      69,347          62,511
                                                 --------------  --------------
                       Total current assets            323,180         886,496
                                                 --------------  --------------

Investment in affiliate (note 17)                          -           825,988
Property and equipment, net (note 6)                    29,229          42,483
Patent rights and related technology, net of
  accumulated amortization of $365,932 in 1999
  and $242,591 in 1998 (note 17)                     1,166,554         441,078
Goodwill, net of accumulated amortization of
  $52,635 in 1999 and $42,108 in 1998                  115,398         125,925
                                                 --------------  --------------

                         Total assets            $   1,634,361   $   2,321,970
                                                 ==============  ==============





















See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                      1999           1998
                                                 --------------  --------------
Liabilities and Stockholders' Equity

Current  liabilities:
  Accounts payable and accrued expenses                778,258         697,934
  Commissions payable                                   42,240          42,240
  Advances from affiliates (note 3)                    365,254             -
  Short-term borrowings (note 7 )                       21,378         424,203
  Current installments of long-term debt (note 8)        3,564             -
                                                 --------------  --------------
                   Total current liabilities         1,210,694        1,164,377
Long-term debt, less current
  installments (note 8)                                  9,609              -
                                                 --------------  --------------
                      Total liabilities              1,220,303       1,164,377
                                                 --------------  --------------

Stockholders' equity (notes 2, 9, 10 and 17):
  Convertible preferred stock, Series A, $.001 par
    value, $1,000,000 in liquidation, 1,250,000
    shares authorized, issued, and outstanding           1,250            1,250

  Common stock, $.001 par value. Authorized
    200,000,000 shares: issued and outstanding,
    7,876,641 shares at December 31, 1999 and
    6,834,136 shares at December 31, 1998               7,876            6,834
  Additional paid-in capital                        6,044,092        5,534,274
  Accumulated deficits                             (5,629,660)      (4,376,265)
                                                 --------------  --------------
                                                      423,558        1,166,093
Less receivables for stock subscription                 9,500            8,500
                                                 --------------  --------------
             Total stockholders' equity                414,058       1,157,593
Commitments and contingent liabilities (notes 2, 14 and 15)
Total liabilities and stockholders' equity       $   1,634,361   $   2,321,970
                                                 ==============  ==============
















See  accompanying  notes  to  consolidated  financial  statements.


                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years ended December 31, 1999, 1998 and 1997


                                              1999           1998            1997
                                          -------------  -------------  -------------
Revenues
  Product sales                          $     461,572   $    148,659   $    229,445
  Services                                     100,831        293,513        162,374
                                          -------------  -------------  -------------
       Total revenues                          562,403        442,172        391,819
                                          -------------  -------------  -------------
Cost  of  revenue:
  Product sales                                564,938        119,532        271,640
  Services                                     37,132         276,923         54,769
                                          -------------  -------------  -------------
       Total cost of revenue                   602,070        396,455        326,409
                                          -------------  -------------  -------------
       Gross margin                            (39,667)        45,717         65,410
Operating  expenses:
  Sales and marketing                          168,003        509,464        252,292
  General and administrative                   647,089        502,610      1,234,167
  Research and development                     166,262         55,229         66,114
  Provision (recovery) for doubtful accounts    (2,754)        81,778          7,718
  Equity loss in unconsolidated affiliate          -           35,845        427,593
  Write-off of advances to affiliate               -          557,145        789,175
  Depreciation and amortization                181,675         99,937        218,322
                                          -------------  -------------  -------------
       Total operating expenses              1,160,275      1,842,008      2,995,381
                                          -------------  -------------  -------------
Operating loss                              (1,199,942)    (1,796,291)    (2,929,971)
Other income (expense):
  Interest income                                8,706         97,969         85,947
  Interest expense                             (70,249)       (31,289)       (59,875)
  Other income                                   8,090         39,424         60,110
                                          -------------  -------------  -------------
Total other income (expense)                   (53,453)       106,104         86,182
                                          -------------  -------------  -------------
Loss before provision for income taxes      (1,253,395)    (1,690,187)    (2,843,789)
Federal income expense (benefit) (note 12)         -              -         (124,156)
                                          -------------  -------------  -------------
Net loss                                  $ (1,253,395)  $ (1,690,187)  $ (2,719,633)
                                          =============  =============  =============
Earnings per common share -
  basic and diluted                       $      (0.18)  $      (0.27)  $      (0.46)
                                          =============  =============  =============
Weighted average number of common shares     7,106,638      6,376,647      5,893,000
                                          =============  =============  =============
Consolidated statements of
   comprehensive loss

Net loss                                  $ (1,253,395)  $  (1,690,187)  $ (2,719,633)
Unrealized gain (loss) on shares
  available-for-sale                               -                50         (1,050)
                                          -------------  -------------  -------------
Comprehensive loss                        $ (1,253,395)  $ (1,690,137)  $ (2,720,683)
                                          =============  =============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                    POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997

                                              1999           1998            1997
                                          -------------  -------------  -------------

Cash flows from operating activities:

  Net loss                                $ (1,253,395)  $ (1,690,187)  $ (2,719,633)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation of property and equipment      34,890         22,335         20,093
    Amortization of patients and
      related technology                       136,258         67,075        139,732
    Amortization of goodwill                    10,527         10,527         58,497
    Net loss realized on
      available-for-sale securities                -              -           24,493
    Gain on sale of investment in
      unconsolidated affiliate                     -          (37,121)           -
    Loss realized on disposition
      of subsidiary                                -            6,028            -
    Equity in loss of unconsolidated
     Affiliate                                     -           35,845        427,593
    Write-off of advances to affiliate             -          557,145            -
    Write-off of investment in
      unconsolidated affiliate                     -              -          789,175
    Write-off of intangible assets                 -              -          867,807
    Provision for doubtful accounts                -           76,815          5,638
    Issuance of common stock for services      162,110        294,068         63,323
    (Increase) decrease  in  assets:
      Accounts receivable                     (145,841)        10,098       (132,812)
      Receivable from related party             72,618            -              -
      Interest receivable                        9,918            -              -
      Refundable income taxes                   71,934            -         (124,156)
      Inventories                              121,706        (87,617)            14
      Prepaid expenses                          (6,836)       (49,349)         5,850
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses     53,215         66,007        194,266
      Commissions payable                          -           42,240            -
      Income taxes payable                         -          (74,156)       (50,000)
                                          -------------  -------------  -------------

Net cash used in operating activities         (732,896)      (750,247)      (430,120)
                                          -------------  -------------  -------------












See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December  31, 1999, 1998 and 1997

                                                                                      Accumulated     Total
                                             Additional                    Stock         Other        Stock-
                 Preferred       Common       Paid-in     Accumulated   Subscription  Comprehensive   holders'
                   Stock          Stock       Capital       Deficit      Receivable     Income        Equity
                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance,
 Dec. 31,1996   $        -    $      5,838  $ 4,036,633   $    33,555   $    (7,500)  $     1,000   $ 4,069,526

Issuance of
  common  tock
  for services           -             157       63,166           -             -             -          63,323
Change in net
  unrealized gain
  on securities
  available-
  for-sale, net
  of reclass-
  ification
  adjustment             -              -            -            -             -          (1,050)     (1,050)
Net loss                 -              -            -     (2,719,633)          -             -    (2,719,633)
                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  Dec. 31, 1997          -           5,995     4,099,799   (2,686,078)       (7,500)          (50)     1,412,166

Issuance of
  preferred
  stock Series A       1,250           -         978,246          -             -             -          979,496
Issuance of
  common stock
  for cash               -             118        99,882          -             -             -          100,000
Issuance of
  common stock
  for services           -             621       293,447          -             -             -          294,068
Issuance of
  common stock
  for purchase
  of subsidiary          -             100        62,900          -             -             -           63,000
Change in net
  Unrealized
  loss on
  securities
  available-
  for-sale, net
  of reclass-
  ification
  adjustment             -              -            -            -             -              50            50
Amounts due
  from stock-
  holders                -              -            -            -          (1,000)          -         (1,000)
Net loss                 -              -            -     (1,690,187)          -             -      (1,690,187)
                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  Dec. 31, 1998        1,250         6,834     5,534,274   (4,376,265)       (8,500)          -       1,157,593
Issuance of
  common stock
  for services           -             483       161,627          -             -             -         162,110
Issuance of
  common  stock
  for cash               -             559        348,191         -             -             -         348,750
Amounts due
  from stock-
  holders                -             -              -           -          (1,000)          -          (1,000)
Net loss                 -             -              -    (1,253,395)          -             -      (1,253,395)
                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  Dec. 31, 1999 $      1,250  $      7,876  $  6,044,092  $(5,629,660)  $    (9,500)  $       -     $    414,058
                ============  ============  ============  ============  ============  ============  ============

See  accompanying  notes  to  consolidated  financial  statements.

                    POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997

                                              1999           1998            1997
                                          -------------  -------------  -------------
Cash flows from investing  activities:
  Purchase of property and equipment           (15,636)        (3,637)       (14,219)
  Purchased of patent rights                       -              -              -
  Investment in affiliate                          -         (572,095)           -
  Proceeds from sale of investment
    in unconsolidated affiliate                    -           44,984            -
  Cash released from escrow related
    to sale of  subsidiary                         -          200,000            -
  Proceeds from sale of securities
    available-for-sale                          32,500         81,716      1,308,727
  Release of restriction on cash               400,000            -              -
  Advances to affiliate                            -              -         (216,768)
  Purchase of certificate of deposit               -              -         (100,000)
  Purchase of securities
    available-for-sale                             -         (234,152)      (610,164)
  Increase in advances from affiliate          365,254            -              -
  Decrease in advances to affiliate                -          160,347         10,660
                                          -------------  -------------  -------------
Net cash provided by (used in)
  investing activities                         782,118        (322,837)      378,236
                                          -------------  -------------  -------------
Cash flows from financing activities:
  Principal payments on long-term debt          (2,464)            -             -
  Proceeds from short-term borrowings              -            25,061       169,315
  Repayment of short-term borrowings          (402,825)        (11,966)     (557,709)
  Proceeds from issuance of shares
     under private placement                   348,750         100,000           -
  Proceeds from sales of preferred stock           -           979,496           -
  Repayment of short-term borrowings,
     related parties                               -               -         (15,000)
                                          -------------  -------------  -------------
Net cash provided by (used in)
  financing activities                         (56,539)     1,092,591       (403,394)
                                          -------------  -------------  -------------
Net increase (decrease) in cash                 (7,317)        19,507       (455,278)
Cash at beginning of year                       21,781          2,274       457,552
                                          -------------  -------------  -------------
Cash at end of year                       $     14,464   $     21,781   $      2,274
                                         ==============  =============  =============
Supplemental schedule of cash flow information:
    Interest paid                        $      50,628   $     25,261   $     35,382
                                         ==============  =============  =============
    Cash paid for income taxes           $         -     $     74,156   $     50,000
                                         ==============  =============  =============
Noncash investing activities:
  Unrealized gain (loss)
    on securities available-for-sale     $         -     $         50   $     (1,050)
                                         ==============  =============  =============
Noncash  financing  activities:
  Issuance of common stock for purchase
     of subsidiary                       $         -     $     63,000   $        -
                                         ==============  =============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THE  COMPANY

PowerCold Corporation, formally International Cryogenic Systems Corporation, (the Company or PowerCold) was incorporated on October 7, 1987 in the State of Nevada and operates in one business market; the development, design, manufacturing, distribution, and servicing of refrigeration systems. The Company derives its revenues from three principal product lines. The first is a line of evaporative heat exchange systems for the HVAC and refrigeration industry. The second is consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. As part of this product line, the Company also provides operation, maintenance, and safety seminars for ammonia refrigeration technicians and supervisors. The third line is the design and production of unique products for the refrigeration industry.

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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of Intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 10, reportable segments.

STATEMENTS  OF  CASH  FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

INVESTMENT  IN  SECURITIES

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, the Company investments in securities are classified in three categories and accounted for as follows:

TRADING SECURITIES - Debt and equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. During the years ended December 31, 1999, 1998 and 1997, the Company had no securities classified as trading securities.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

SECURITIES TO BE HELD TO MATURITY - Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity. During the years ended December 31, 1999, 1998 and 1997, the Company had no securities classified as securities to be held to maturity.

SECURITIES AVAILABLE-FOR-SALE - Securities available-for-sale consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of other comprehensive income.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in current year earnings as realized losses.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are included in earnings.

Premiums and discounts are recognized in interest income using interest method over the period to maturity.

The transfer of a security between categories of investments is accounted for at fair value. For a debt security transferred into the available-for-sale category from the held-to-maturity category, the unrealized holding gain or loss at the date of the transfer is recognized in a separate component of other comprehensive income.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instrutments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 1999 and 1998. Investment in securities available-for-sale is recorded at fair value at December 31, 1998.

CONCENTRATION  OF  CREDIT  RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined in SFAS No. 105, "Disclosure of Information about Fair Value of Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consists primarily of cash and cash equivalents, advances to affiliate, trade accounts receivable, investments in securities available-for-sale, and restricted cash. The Company maintains its cash and cash equivalents in major, creditworthy financial institutions and has not experienced any losses on its deposits. The Company's receivables do not represent a significant concentration of credit risk at December 31, 1999 and 1998.

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

COMPREHENSIVE  INCOME

Effective  January  1,  1998,  the  Company  adopted  SFAS  No.  130, "Reporting
Comprehensive Income" (SFAS 130), which was issued in June 1997. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components, but had no effect on the Company's net income (loss) or total stockholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income.

ADVERTISING  EXPENSES

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $54,763, $3,219 and $1,060 for the years ended December 31, 1999, 1998 and 1997, respectively.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

STOCK  BASED  COMPENSATION

The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employee." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

INCOME  TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

EARNINGS  PER  SHARE

On January 1, 1998, the Company adopted SFAS No. 128. SFAS 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

RECLASSIFICATIONS

Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(2)     GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and the Company has used substantial amounts of working capital in its operations. At December 31, 1999, current liabilities exceed current assets by $887,514 and intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in Note 14. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior year acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increase sales provide the opportunity to continue as a going concern.

(3)     RELATED  PARTY  TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (Simco), a separate legal entity wholly-owned by the Company's Chairman and Chief Executive Officer.

During 1999, Simco advanced $365,254 to the Company. During 1998, the Company advanced funds to Simco to invest in short-term and long-term marketable securities. At December 31, 1998, management of the Company determined that the value of the marketable securities had been permanently impaired. The total amount of advances to affiliates of $557,145 was written-off. Simco guarantees the Company an 8% annual return on these funds. Simco paid interest to the Company for the year ended December 31, 1998 of $49,284. During 1998, a total of $195,000 was recorded as compensation for the Company's Chairman and Chief Executive Officer. No cash was paid related to the $195,000, but instead was used to reduce the funds advanced to Simco.

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

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

In addition, the directors receive an annual payment of $2,500 for director's fees. The agreements further provide that two of the individuals receive a 2% commission not to exceed 5% on any direct sales of the Company. The third individual receives the highest of 3% commission on gross revenues and 5% on gross operating profits, or $10,000 per month. These employees also have the option to purchase shares of common restrictive stock of the Company at 50% of bid price 30 days after receiving payments for these services. In order to obtain these benefits, the employees must perform services for a period of three years effective on date of agreement or receive a pro rata share based on years of service. No commissions were accrued related to the agreements at December 31, 1999 and 1998.

Included in accounts payable and accrued expenses as of December 31, 1999 is $97,000 for amounts owed to the president of Technicold Services, Inc. and to the former President of Nauticom Inc.

(4)     ACQUISITION

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

Purchase  price                                                  $   65,399
Fair  value  of  net  asset  acquired                                   -
                                                                 ----------
Excess  of  purchase  price  over  fair  value  of
     net  assets  acquired                                       $   65,399
                                                                 ==========

(5)     SECURITIES  AVAILABLE-FOR-SALE

Investments include the following securities available-for-sale (stated at fair value) at December 31, 1998.

                          Years                          Gross        Gross
                            To      Fair              unrealized   unrealized
                         maturity   value     Cost       gains        gains
                         --------   -------   ------   ----------   ----------

Corporate  equity
   Securities            $    -     $32,500   $32,500  $      -     $      -
                         =========  =======   =======  ==========   ==========

Proceeds, gross realized gains, and gross realized losses from the sale of securities classified as available-for-sale for the years ended December 31, 1999 and 1998 were $32,500, $0, $0 and $81,716, $50, $0, respectively.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


(6)     PROPERTY  AND  EQUIPMENT

Property  and  equipment  is  summarized  as  follows:

                                               December  31,
                                          ----------------------
                                             1999         1998
                                          ----------  ----------

Machinery  and  equipment                 $  26,877   $  12,540
Prototypes  and  molds                       73,420      71,030
Furniture  and  fixtures                      8,804       9,894
                                          ----------  ----------
     Total  property  and  equipment        109,101      93,464
Less  accumulated  depreciation  and         84,800      50,981
                                          ----------  ----------
     Net  property  and  equipment        $  24,301   $  42,483
                                          ==========  ==========

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $33,819, $22,335 and $20,092, respectively.

(7)     NOTES  PAYABLE

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

(8)     LONG-TERM  DEBT

Long-term debt at December 31, 1999 represents a note payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of long-term debt for the year after December 31, 1999 are as follows:

2000               $   3,564
2001                   2,783
2002                   3,041
2003                   3,785
                     -------
                     $13,173
                     ========

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(9)     PREFERRED  STOCK

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

(10)     STOCK  BASED  COMPENSATION

In fiscal 1995, the company adopted a concept of awarding stock options to key employees and outside directors of the Company. The concept surrounding the idea of awarding stock options is to increase the ownership of common stock of the Company by those key employees and outside directors who contribute to the continued growth, development and financial success of the Company and its subsidiaries, and to attract and retain key employees and reward them for the Company's future profitable performance.

The options granted might be either incentive stock options under the Internal Revenue Code or options, which do not qualify as incentive stock options. Options are granted for a period of up to three years. The options granted under this plan were fully vested at grant date.

On October 1, 1999, the Company's Board of Directors authorized and issued a total of 1,004,558 options at an exercise price of $0.50 for employee compensation. On February 7, 1998 and July 10, 1998, the Company's Board of Directors authorized and issued 450,000 and 300,000 options, respectively at an exercise price of $0.50 for employee compensation and an additional 400,000 options were authorized and issued at an exercise price $2.50 for an acquisition on September 30, 1998. On April 30, 1997, the Company's Board of Directors authorized and issued a total of $60,000 options at an exercise price of $0.50 for services. Stock and stock options issued in relation to the acquisition and services are valued based upon the fair value of the consideration received.

The Company applies Accounting Principles Board Opinion Number 25 in accounting for options and accordingly recognized no compensation cost for its stock options in 1999 or 1998. The following reflect the Company's pro-forma net loss and net loss per share had the Company determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


                                                     Weighted
                                                     Average
                                         Options     Exercise-Price
                                       ------------  --------------
Balance outstanding- January 1, 1997       600,000   $         1.75
Issued                                      60,000   $         0.50
Exercised                                      -
Cancelled                                      -
Expired                                        -
Balance outstanding- December 31, 1997     660,000   $         1.75
Issued                                   1,150,000            $1.20
Exercised                                      -
Cancelled                                 (300,000)  $         1.75
Expired                                        -
Balance outstanding-December 31, 1998    1,510,000   $         1.33
Issued                                   1,004,558   $         0.50
Exercised                                      -
Cancelled                                      -
Expired                                    (60,000)  $         1.33
Balance outstanding-December 31, 1999    2,454,558   $         1.00

At December 31, 1999 exercise prices for outstanding options ranged from $0.50 to $2.50. The weighted average contractual life remaining of such options was
2.3  years.

The per share weighted average fair of stock options issued during fiscal 1999, fiscal 1998, and fiscal 1997 were $0.50, $1.20 and $0.50, respectively, on the dates of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield- 0.0% in 1999, 0.0% in 1998, and 0.0% in 1997; risk free interest rate- 30.31% in 1999, 33.10%
in 1998, and 27.01% in 1997; expected life of 3 years in 1999, 1998 and 1997, and volatility factor of 1.05 in 1999, 1.15 in 1998, and 0.94 in 1997.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Pro-forma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:


                                         1999          1998          1997
                                     ------------  ------------  ------------
Net loss as reported                 $(1,253,395)  $(1,690,187)  $(2,719,633)
Adjustment required by SFAS 123         (505,130)     (805,432)      (64,342)
                                     ------------  ------------  ------------
Pro-forma  net  loss                 $(1,758,525)  $(2,495,619)  $(2,783,975)
                                     ============  ============  ============
Pro-forma  net  loss  per  share:
Basic  and  diluted                        $(.25)        $(.39)        $(.47)


(11)     REPORTABLE  SEGMENTS

PowerCold currently has five reportable segments: Nauticon Inc., RealCold Products, Inc., Technicold Services, Inc., Rotary Power Enterprise, Inc. and Channel Freeze Technologies, Inc. Nauticon Inc. offers a product line of evaporative heat exchange systems for HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration technicians and supervisors. RealCold Products, Inc. offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with the Wittemann Company, Inc. RealCold Products, Inc. designs and produces unique products for the refrigeration industry. Rotary Power Enterprise, Inc. provides customized rotary engines to power a variety of chiller and refrigeration systems. Channel Freeze Technologies, Inc. generates revenue through the manufacture and sale of bulk freezing systems. Segment information for the years ended December 31, 1999, 1998 and 1997 are as follows:

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

                                                   December  31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------

Revenues:
Nauticon  Inc.                       $    91,006   $   112,522   $   229,445
RealCold  Products  Inc.                 212,596       224,477           -
Technicold  Services,  Inc.               50,611       105,173       162,374
Rotary  Power  Enterprises,  Inc.        187,025           -             -
Channel  Freeze  Technologies,  Inc.         -             -             -
Corporate                                 21,165           -             -
                                     ------------  ------------  ------------
                                     $   562,403   $   442,172   $   391,819
                                     ============  ============  ============

Operating  loss:
Nauticon  Inc.                       $  (290,569)  $  (461,212)  $  (379,207)
RealCold  Products  Inc.                (243,429)      (79,689)     (169,273)
Technicold  Services,  Inc.                7,538        (5,943)           25
Rotary  Power  Enterprises,  Inc.         (8,454)       (7,671)          -
Channel  Freeze  Technologies, Inc.     (313,801)          -             -
Corporate                               (351,227)   (1,241,776)   (2,381,516)
                                     ------------  ------------  ------------
                                     $(1,199,942)  $(1,796,291)  $(2,929,971)
                                     ============  ============  ============

Identifiable  assets:
Nauticon  Inc.                       $   385,927   $   545,060   $   744,924
RealCold  Products  Inc.                 144,650        76,304        20,187
Technicold  Services,  Inc.              122,137       240,359       196,189
Rotary  Power  Enterprises,  Inc.        129,992        96,563           -
Channel  Freeze  Technologies,  Inc.     797,531           -             -
Corporate                                110,725     1,363,684     1,268,057
                                     ------------  ------------  ------------
                                     $ 1,690,962   $ 2,321,970   $ 2,229,357
                                     ============  ============  ============

Depreciation  and  Amortization:
Nauticon  Inc.                       $    96,761   $    85,699   $   109,201
RealCold  Products  Inc.                   2,419           440        14,300
Technicold  Services,  Inc.               12,090        12,163        12,163
Rotary  Power  Enterprises,  Inc.            365           -             -
Channel  Freeze  Technologies,  Inc.      70,040           -             -
Corporate                                    -           1,635        82,658
                                     ------------  ------------  ------------
                                     $   181,675   $    99,937   $   218,322
                                     ============  ============  ============

All of the Companies' assets are held within the United States and all material revenue was generated within the United States.

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

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


(12)     FEDERAL  INCOME  TAX  EXPENSE

Income tax expense from continuing operations differs from the amount, which would be provided by applying the statutory federal income tax rates because of the following for the years ended December 31, 1999, 1998 and 1997.

                                            1999          1998          1997
                                        ------------  ------------  ------------

Computed at the expected statutory rate $  (426,154)  $  (574,664)  $   793,188
Nondeductible  items  and  other
  permanent  differences                        938           654           475
Change  in  valuation  allowance            425,216       574,010       436,715
                                        ------------  ------------  ------------
Prior year unrecognized deferred
  tax  asset                            $       -     $       -     $  (124,156)
                                        ============  ============  ============

The  temporary  differences  that  result in deferred tax assets are as follows:

                                                   December  31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------

Deferred  tax  assets:
Accrued wages payable to shareholder  $      -     $       -     $    13,600
Write-off  of  intangible assets         334,686       334,686       295,055
Losses related to unconsolidated
  affiliate                              413,700       413,700       413,700
Loss on write-off of impaired stock      189,430       189,430           -
Net  operating  loss  carryforward       911,825       486,609       129,060
                                     ------------  ------------  ------------
Gross  deferred  tax  assets           1,849,641     1,424,425       850,415
Valuation  allowance                  (1,849,641)   (1,424,425)     (850,415)
                                     ------------  ------------  ------------
Net  deferred tax assets             $       -     $       -    $        -
                                        ============  ============  ============

The Company incurred tax net operating losses of approximately $778,000, $1,055,000 and $742,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company utilized approximately $365,000 as a carryback to 1996 to reduce the federal tax provision in that year. The Company's net operating loss carryforwards for income tax purposes is approximately $2,210,000, of which $778,000 expires in 2019, $1,055,000 in 2018, and $377,000 in  2012.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(13)     EARNINGS  PER  SHARE

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

(14)     OPERATING  LEASES

The Company leases certain sales offices, plant space, and equipment under operating lease agreements, which expire at various times throughout 2002. Total rent expense was $95,322, $100,902 and $108,676 in 1999 and 1998 respectively.

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

(15)     LITIGATION

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

(17)     RESTATEMENT

On May 18, 1998, Channel Freeze Technologies, Inc. (CFTI) was formed as a wholly-owned subsidiary of the Company for accommodate the acquisition of intellectual property assets related to Channel Ice Technology. On September 15, 1998, the Company entered into an agreement to acquire eighty percent (80%) of the assets (primarily patients) of Channel Ice Technologies from SIR Worldwide LLC (SIR) for $850,000 and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years from the date of closing. The Company made cash payment of $550,000 in 1998 and $100,000 in 1999, with a remaining liability of $200,000 and $300,000 at December 31, 1999 and 1998, respectively. The agreement also required the Company to issue two-third of the stock of CFTI to SIR, which would leave the Company with only a one-third ownership in CFTI. The Board of Directors of the Company passed a resolution approving the issuance of two-third of the shares of stock of CFTI to SIR; however, the shares were never issued. The agreement provided the Company the ability to increase (buy back) their ownership interest (up to 80%) in CFTI by making additional payments totaling $5,950,000. For each $1 million dollars in Channel Ice Technology unit sales, PowerCold shall acquire an additional 1% equity interest in CFTI for each payment of $85,000, up to a maximum ownership interest by PowerCold in CFTI of 80%.

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

In 1998, the transaction was accounted using the equity method of accounting since the Company only owned a one-third interest in CFTI (based solely on the Board approval of a resolution to issue two-third of CFTI's common stock to
SIR). Financial information for Channel Freeze Technologies, Inc. as of December 31, 1998, and three months then ended is summarized below:

Current  assets                           $     1,609
Noncurrent  assets                            836,869
                                          -----------
     Total  assets                            838,478
Less  current  liabilities                     93,548
                                         ------------
     Equity                              $    744,930
                                         ============
Net  loss                                $    105,069
                                         ============

For the year ended December 31, 1998, $35,845 was included in the consolidated statement of operations as equity loss in unconsolidated affiliate.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


In late 1999, the Company discovered problems with the design of the machinery and spent considerable resources to redesign the machinery. Due to these problems, the Company decided not to issue two-third of the common stock of CFTI to SIR, which effectively revert 100% ownership in CFTI back to PowerCold. Based on the fact that the stock was never issued to SIR, the consolidated financial statements for 1999 are being restated to correct the treatment of CFTI as an equity investment and consolidate CFTI as a wholly-owned subsidiary of PowerCold.

The  restatement  (correction  of  an  error)  is  as  follows:

                              As previously        Increase
                                reported          (decrease)       Restated
                              --------------   --------------   --------------
Investment  in  affiliate     $     621,092    $    (621,092)   $         -
Accounts  receivable                150,791           57,964          208,755
Receivable  from  CFTI              274,910         (274,910)             -
Property  and  equipment,  net       24,300            4,929           29,229
Patent  rights  and  related
   technology,  net                 374,003          792,551        1,166,554
Total  liabilities                1,139,636          137,268        1,276,904
Equity loss in unconsolidated
   affiliate                       (204,896)         204,896              -
                              --------------   --------------   --------------
Net  loss                     $  (1,075,265)     $  (178,130)   $  (1,253,395)
                              ==============   ==============   ==============

The  restated  net  loss  for  1999  is  reconciled  as  follow:

Net  loss  as  reported                                      $  (1,075,265)
Less  equity  loss  in  unconsolidated  affiliate                  204,896
Plus  100%  of  CFTI's  loss  in  consolidation                   (313,801)
Plus  1998  loss  not  included  in  the 1998 consolidation        (69,225)
                                                             --------------
Restated  net  loss                                          $  (1,253,295)
                                                             ==============