Form 10QSB/A
period 2000-03-31
POWERCOLD CORP
filed 2000-11-28
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                   FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past  90  days.  Yes   X   NO.
                     ---

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

          Independent  Accountant's  Report

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

          Consolidated  Statement  of  Operations  for  Three
          Months  Ended  March  31,  2000  and  March  31,  1999.              4

          Consolidated  Statement  of  Cash  Flows  for  Three
          Months  Ended  March  31,  2000  and  March  31,  1999.              5

          Notes  to  Consolidated  Financial Statements at March 31, 2000.     6


     ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF                  7
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.



PART  II.   OTHER  INFORMATION                                                11

     ITEM  1.     LEGAL  PROCEEDINGS.

     ITEM  2.     CHANGES  IN  SECURITIES.

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     ITEM  4.     SUBMISSION OF MATTERS  TO A VOTE OF  SECURITY  HOLDERS.

     ITEM  5.     OTHER  INFORMATION.

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.


Signature Page                                                               12

R.  E.  BASSIE  &  CO.,  P.C.
R.  E.  BASSIE  &  CO.,  P.C.
CERTIFIED  PUBLIC  ACCOUNTANTS
A  PROFESSIONAL  CORPORATION
6776  Southwest  Freeway,  Suite  580
Houston,  Texas  77074
Tel:  (713)  266-0691  Fax:  (713)  266-0692
E-Mail:  Rebassie@aol.com

                         INDEPENDENT ACCOUNTANTS' REPORT

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

As discussed in Note 3, the Company's condensed consolidated financial statements for the three months ended March 31, 2000 have been restated to reflect the proper accounting for the investment in a wholly owned subsidiary.

                    /s/  R.  E.  Bassie  &  Co.,  P.C.
Houston,  Texas
May  10,  2000,  except  with  respect  to
Note  3  to  which  date  is  September  15,  2000

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
            (Unaudited - see accompanying accountants' review report)

                                                 2000            1999
                                                               (Audited)
                                             --------------  --------------
ASSETS
Current  assets:
  Cash                                       $     363,738   $      14,464
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $81,778 in 2000 and $138,379 in 1999          127,255         152,154
  Refundable income taxes                           52,222          52,222
  Inventories                                       34,993          34,993
  Prepaid expenses                                  69,347          69,347
                                             --------------  --------------
             Total current assets                  647,555         323,180
                                             --------------  --------------
Property and equipment, net                         25,311          29,229
Patent rights and related technology, net        1,139,910       1,166,554
Goodwill, net                                      112,766         115,398
                                             --------------  --------------
                    Total assets             $   1,925,542   $   1,634,361
                                             ==============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Accounts payable and accrued expenses            864,539         778,258
  Commissions payable                               42,239          42,240
  Advances from affiliates                         398,198         365,254
  Short-term borrowing                              21,378          21,378
  Current installments of long-term debt             3,564           3,564
                                             --------------  --------------
              Total current liabilities          1,329,918       1,210,694
Long-term debt, less current installments            9,609           9,609
                                             --------------  --------------
                    Total liabilities            1,339,527       1,220,303
                                             --------------  --------------
Stockholders' equity:
  Convertible, preferred stock, Series  A,
    $.001 par value, $1,000,000 in
    liquidation, 1,250,000 shares authorized,
    issued and outstanding                           1,250           1,250
  Common stock, $.001 par value. Authorized
    200,000,000 shares: issued and
    outstanding, 8,924,996 shares at March 31,
    2000 and 7,876,641 at December 31, 1999          8,925           7,876
  Additional paid-in capital                     6,557,109       6,044,092
  Accumulated deficit                           (5,972,769)     (5,629,660)
                                             --------------  --------------
                                                   594,515         423,558
Less receivable for stock subscription              (8,500)         (9,500)
                                             --------------  --------------
             Total stockholders' equity            586,015         414,058
Commitments  and  contingent  liabilities              -               -
                                             --------------  --------------
 Total liabilities and stockholders' equity  $   1,925,542   $   1,634,361
                                             ==============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended March 31, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                                  2000            1999
                                               (Reviewed)      (Audited)
                                             --------------  --------------
Revenues:
  Product sales                              $      28,708   $      66,965
  Services                                          14,190           26,603
                                             --------------  --------------
            Total revenues                          42,898          93,568
                                             --------------  --------------

Cost  of  revenues
  Product sales                                     34,945          34,468
  Services                                           9,876          43,594
                                             --------------  --------------
    Total cost of revenues                          44,821          78,062
                                             --------------  --------------
Gross margin                                         (1,923)        15,506

Operating  expenses:
  General and administrative                        295,352        153,831
  Sales and marketing                                   -          132,488
  Research and development                              -           16,048
  Depreciation and amortization expense              33,195         39,775
                                             --------------  --------------
         Total operating expenses                  328,547         342,142
                                             --------------  --------------
Operating loss                                    (330,470)       (326,636)

Other  income  (expenses):
  Interest income                                      -             10,043
  Interest expense                                 (11,317)         (14,482)
  Other                                             (1,322)             -
                                             --------------  --------------
            Total other income (expense)           (12,639)         (4,439)

Loss before provision for income tax              (343,109)       (331,075)
                                             --------------  --------------

Provisions for income taxes                            -               -
                                             --------------  --------------
Net loss                                     $    (343,109)  $    (331,075)
                                             ==============  ==============

Net  loss  per share                         $       (0.04)  $       (0.05)
                                             ==============  ==============

Weighted average common shares                   8,222,811       6,836,935
                                             ==============  ==============




See  accompanying  notes  to  consolidated  financial  statements.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                                     2000            1999
                                                  (Reviewed)      (Audited)
                                                --------------  --------------
Cash flows from operating activities:
  Net loss                                      $    (343,109)  $    (331,075)
  Adjustments to reconcile net loss to net
  cash provided by (used) in operating activities:
    Depreciation and amortization                      33,195          39,775
    Write-off of investment in affiliate                  -           825,988
    Common stock issued for operating expenses        139,065             -
    (Increase) decrease in operating assets:
      Accounts receivable                              24,899         (55,929)
      Receivable from related party                       -           (63,515)
      Interest receivable                                 -               -
      Inventories                                         -            (9,074)
      Prepaid expenses and other current assets           -           (38,646)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses            86,280        (251,504)
                                                --------------  --------------
Net cash provided by (used in)
   operating activities                               (59,670)        116,020
                                                --------------  --------------
Cash flows from investing activities:
  Additions to property and equipment                     -             5,029
  Increase in advances from affiliate                  32,944         295,179
  Purchase of patent rights                               -          (741,470)
  Release of restricted cash                              -           400,000
  Proceeds from sale of securities
     available for sale                                   -            32,500
                                                --------------  --------------
Net cash provided by (used in)
   investing activities                                32,944          (8,762)
                                                --------------  --------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                     -           206,669
  Repayment of short-term borrowings                      -               -
  Proceeds from issuance of shares
     under private placement                          376,000        (329,883)
                                                --------------  --------------
Net cash provided by (used in)
  financing activities                                376,000        (123,214)
                                                --------------  --------------
Net increase (decrease) in cash                       349,274         (15,956)
Cash at beginning of year                              14,464          21,781
                                                --------------  --------------
Cash at end of year                             $     363,738   $       5,825
                                                ==============  ==============
Supplemental schedule of cash flow information:
   Interest paid                                $      11,317   $      14,482
                                                ==============  ==============
Noncash  operating  activities:
  Common stock issued for deferred
     compensation                               $         -      $        -
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

(2)     OPERATIONAL  STATUS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and for the three-month period March 31, 2000, and the Company has used substantial amounts of working capital in its operations. At March 31, 2000, current liabilities exceed current assets by $682,363 and intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in this note. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior years acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increasing sales provide the opportunity to continue as a going concern.

(3)     RESTATEMENT

The consolidated financial statements for the Company as of March 31, 2000 and for the three months then ended are being restated to reflect the restatement of the 1999 consolidated statements.

The  restatement  is  as  follows:
                                     As previously    Increase
                                       reported       (decrease)      Restated
                                    --------------  --------------  ------------
Investment  in  affiliate           $     616,332  $     (616,332)  $       -
Receivable  from  CFTI                    283,410        (283,410)          -
Property  and  equipment,  net             20,596           4,715        25,311
Patent rights and related
   technology,  net                       361,426         778,484     1,139,910
Total  liabilities                      1,211,758         127,769     1,339,527
Equity loss in unconsolidated
   affiliate                               (4,760)          4,760           -
                                    --------------  --------------  ------------
Net  loss                           $    (333,588)  $      (9,524)  $  (343,109)
                                    ==============  ==============  ============

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

RESULTS  OF  OPERATIONS  -  FIRST  QUARTER  2000

The Company's Consolidated Statements of Operations for the first quarter ended March 31, 2000 compared to the first quarter ended March 31, 199: Total revenue for the first quarter 2000 was $42,898 compared to $93,568 for 1999; operating loss of ($330,470) for 2000 compared to ($326,636) for 1999; and net loss of ($343,109) or ($0.04) per share for 2000 compared to a net loss of ($331,075) or ($0.05) per share for 1999. Net income (loss) per share was based on weighted average number of shares of 8,222,811 for 2000 compared to 6,836,935 for 1999.

The Company's Consolidated Balance Sheets as of March 31, 2000 and March 31, 1999 respectively: Total current assets were $647,555 for 2000 and $323,180 for 1999; total assets were $1,985,542 for 2000 and $1,634,361 for 1999; total liabilities were $1,339,527 for 2000 and were $1,220,303 for 1999; total stockholders' equity was $586,015 for 2000 and $414,058 for 1999; and the Company has no long term debt.

The first quarter ending March 31, 2000; operating loss was due to maintaining general Company operating overhead including additional engineering and marketing costs for the Nauticon and Channel Freeze product lines. The Company has restructured its operations to comply with its current product line of Evaporative Condensers - reason for the decline in revenue and the negative gross margin. Effective as of the first quarter of 2000, Jack Kazmar took over as COO of the PowerCold consolidated operations. Mr. Kazmar has over 40 years operating experience in the refrigeration and energy business.

The increase in assets was primarily due to an increase in cash from private placements of $375,000. The increase in liabilities was primarily due to the restatement of Channel Freeze Technologies. Reference attached notes to consolidated financial statements.

The Company issued a total of 448,355 shares of new common restricted shares in the first quarter for consulting services. The Company issued a total of 600,000 shares of new common restricted shares in the first quarter for $375,000.00 cashHistorically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service.

Because of insufficient working capital needed for raw materials and labor for the Company, sales and revenue was greatly impaired. The working capital shortage was mainly due because of the large amounts of Company funds that was used for the promotion and support of the new Channel Freeze business in 1999. The Company had to cancel some $1.7 Million in sales orders. This loss of sales orders has not impaired Company operations because they were not booked as revenue. Management foresees restating most of the loss sales orders because of their long lead time to delivery, and as new working capital comes into the Company.

Subsequent Event to this Amended Filing - Effective August 31, 2000, The Company, Nauticon, Inc. and Robert E. Jenkins agreed upon a full and final settlement of the lawsuit titled Nauticon, Inc. et al Vs Robert E. Jenkins Cause No. 97-13035, in the 53rd District court of Travis County, Texas. Nauticon had been continually hindered by major operating and legal expenses due to previous inept management in the operations of Nauticon. Because of the major operating losses and outstanding accounts payable incurred by previous management, Nauticon does not have sufficient resources to continue operations. Therefore Nauticon is now currently in the process of restructuring its accounts payables with its vendors. The new Nauticon product line of evaporative condensers, developed by RealCold Products, are manufactured and marketed by RealCold Products. Nauticon technology was licensed to RealCold Products for a two and one half per cent (2 1/2%) royalty fee on product sales.

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

PART  11.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

Management of the Company is seeking to recoup damages from the former president and director of Nauticon, in connection with Nauticon's acquisition by the Company. Related to this matter is the ownership of certain patents. It is the opinion of management that this matter will not have any adverse effect on the Company at this time, because the Company legally acquired all the assets of Nauticon including the patents in exchange for stock. The former president of Nauticon has filed a counter claim against the Company and two Company Executives/Directors. Because of these and other financial and managerial problems, and continued lack of operating capital, bad debts and certain claims have been filed against some of the Companies.

Subsequent Event to this Amended Filing: Effective August 31, 2000, The Company, Nauticon, Inc. and Robert E. Jenkins agreed upon a full and final settlement of the lawsuit titled Nauticon, Inc. et al Vs Robert E. Jenkins Cause No. 97-13035, in the 53rd District court of Travis County, Texas.


ITEM  2.     CHANGES  IN  SECURITIES

          None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.     OTHER  INFORMATION.

          None.
ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  -  Dated  April  5,  2000

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2000

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         POWERCOLD  CORPORATION


                         /s/ Francis L. Simola
                         ---------------------------
                         Francis  L.  Simola
                         President  and  CEO

                         Date:  November  10,  2000