Form 10QSB/A
period 2000-06-30
POWERCOLD CORP
filed 2000-11-28
CIK 827055

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


PART  I.     FINANCIAL  INFORMATION                                       PAGE

     ITEM  1:     FINANCIAL  STATEMENTS (UNAUDITED AND REVIEWED)

          Independent  Accountants  Report                                  3

          Consolidated  Balance  Sheet  as  of                              4
          June  30,  2000  and  December  31,  1999

          Consolidated  Statement  of  Operations  for  Three  Months       5
          Ended  June  30,  2000  and  June  30,  1999.

          Consolidated  Statement  of  Operations  for  Six  Months         6
          Ended  June  30,  2000  and  June  30,  1999.

          Consolidated  Statement  of  Cash  Flows  for  Six  Months        7
          Ended  June  30,  2000  and  June  30,  1999.

          Notes  to  Consolidated  Financial  Statements at June 30, 2000.  8


     ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF               9
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.


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

6776  Southwest  Freeway,  Suite580
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


                              /s/  R.  E.  Bassie  &  Co.,  P.C.


Houston,  Texas
August  11,  2000,  except  with  respect  to
Note  3  to  which  date  is  September  15,  2000

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
            (Unaudited - see accompanying accountants' review report)

                                                 2000            1999
                                                               (Audited)
                                             --------------  --------------
ASSETS
Current assets:
  Cash                                       $     157,374   $      14,464
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $81,778 in 2000 and 1999                       83,534          152,154
  Refundable income taxes                              -             52,222
  Inventories                                       34,993           34,993
  Prepaid expenses                                  69,347           69,347
                                             --------------  --------------
     Total current assets                          345,248         323,180
                                             --------------  --------------
Property and equipment, net                         24,657          29,229
Patent rights and related technology, net        1,127,333       1,166,554
Goodwill, net                                      110,134         115,398
                                             --------------  --------------
     Total assets                            $   1,607,372   $   1,634,361
                                             ==============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Accounts payable and accrued expenses            673,482          778,258
  Commissions payable                               42,240           42,240
  Advances from affiliates                         391,870          365,254
  Short-term borrowing                              21,378           21,378
  Current installments of long-term debt             3,564            3,564
                                             --------------  --------------
     Total current liabilities                   1,132,534        1,210,694
Long-term debt, less current installments            9,609            9,609
                                             --------------  --------------
     Total liabilities                           1,142,143       1,220,303
                                             --------------  --------------
Stockholders'  equity:
  Convertible, preferred stock, Series A,
    $.001 par value, $1,000,000 in
    liquidation, 1,250,000 shares authorized,
    issued and outstanding at December 31, 1999        -             1,250
  Common stock, $.001 par value. Authorized
    200,000,000 shares: issued and outstanding,
    10,817,785 shares at June 30, 2000 and
    7,876,641  shares at December 31, 1999          10,818           7,876
  Additional paid-in capital                     6,631,466       6,044,092
  Accumulated deficit                           (6,168,555)     (5,629,660)
                                             --------------  --------------
                                                   473,729         423,558
Less receivable for stock subscription              (8,500)         (9,500)
                                             --------------  --------------
     Total stockholders' equity                    465,229         414,058
Commitments  and  contingent  liabilities              -               -
                                             --------------  --------------
Total liabilities and stockholders' equity   $   1,607,372   $   1,634,361
                                             ==============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                                  2000            1999
                                               (Reviewed)      (Audited)
                                             --------------  --------------
Revenues:
  Product sales                              $      63,818   $      72,829
  Services                                             -             5,220
                                             --------------  --------------
       Total revenues                               63,818          78,049
                                             --------------  --------------
Cost  of  revenues
  Product sales                                     40,754         153,819
  Services                                             -           (43,350)
                                             --------------  --------------
Total cost of revenues                              40,754         110,469
                                             --------------  --------------
Gross margin                                        23,064         (32,420)

Operating  expenses:
  General and administrative                       150,098         162,176
  Sales and marketing                                  -           109,697
  Research and development                             -            14,361
  Depreciation and amortization expense             15,863          40,333
                                             --------------  --------------
       Total operating expenses                    165,961         326,567
                                             --------------  --------------

Operating loss                                    (142,897)       (358,987)

Other  income  (expenses):
  Interest income                                      -            24,207
  Interest expense                                    (667)        (10,930)
                                             --------------  --------------
      Total other income (expense)                    (667)         13,277
                                             --------------  --------------

Loss before provision for income taxes            (143,564)        (345,710)

Provisions for income taxes                        (52,222)             -
                                             --------------  --------------

Net loss                                     $    (195,786)  $    (345,710)
                                             ==============  ==============

Net  loss  per share                         $       (0.01)  $       (0.06)
                                             ==============  ==============

Weighted average common shares                  9,871,389         7,242,517
                                             ==============  ==============




See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                                  2000            1999
                                               (Reviewed)      (Audited)
                                             --------------  --------------

Revenues:
  Product sales                              $      92,526   $     139,794
  Services                                          14,190          31,823
                                             --------------  --------------
         Total revenues                            106,716         171,617
                                             --------------  --------------

Cost  of  revenues
  Product sales                                     75,699         188,287
  Services                                           9,876             244
                                             --------------  --------------
      Total cost of revenues                        85,575         188,531
                                             --------------  --------------
Gross margin                                        21,141         (16,914)

Operating  expenses:
  General and administrative                       445,450          316,007
  Sales and marketing                                  -            242,185
  Research and development                             -             30,409
  Depreciation and amortization expense             49,058           80,108
                                             --------------  --------------
      Total operating expenses                     494,508         668,709
                                             --------------  --------------

Operating loss                                    (473,367)       (685,623)

Other  income  (expenses):
  Interest income                                      -             34,250
  Interest expense                                 (11,984)         (25,412)
  Other                                             (1,322)             -
                                             --------------  --------------
      Total other income (expense)                 (13,306)          8,838
                                             --------------  --------------

Loss before provision for income taxes            (486,673)       (676,785)

Provisions for income taxes                        (52,222)            -
                                             --------------  --------------


Net loss                                     $    (538,895)  $    (676,785)
                                             ==============  ==============

Net loss per share (basic and diluted)       $       (0.05)  $        (0.11)
                                             ==============  ==============
Weighted average common shares                  10,186,853       7,039,946
                                             ==============  ==============


See  accompanying  notes  to  consolidated  financial  statements.

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                                         2000            1999
                                                      (Reviewed)      (Audited)
                                                    --------------  --------------
Cash  flows  from  operating  activities:
  Net  loss                                         $    (538,895)  $    (676,785)
  Adjustments to reconcile net loss to net cash
    used  in  operating  activities:
    Depreciation and amortization                          49,058          80,108
    Write-off of investment in affiliate                      -           825,988
    Common stock issued for operating expenses            139,065             -
    (Increase) decrease in operating assets:
      Accounts receivable                                  69,932         (54,071)
      Refundable income taxes                              52,222             -
      Other receivables                                    (1,312)       (145,785)
      Inventories                                             -            (2,771)
      Other assets                                            -           (26,600)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses              (104,776)       (172,827)
                                                    --------------  --------------
Net cash used in operating activities                    (334,706)       (172,743)
                                                    --------------  --------------

Cash  flows  from  investing  activities:
  Purchase of patent rights                                   -          (718,577)
  Increase in advances from affiliate                      26,616         329,224
  Proceeds from sale of securities available
     for sale                                                 -            32,500
                                                    --------------  --------------
Net cash provided by (used in) investing activities        26,616        (356,853)
                                                    --------------  --------------

Cash  flows  from  financing  activities:
  Proceeds from short-term borrowings                         -            47,341
  Proceeds from note payable                                  -           200,000
  Proceeds from issuance of shares under
     private placement                                    451,000         325,530
                                                    --------------  --------------

Net cash provided by financing activities                 451,000         572,871
                                                    --------------  --------------

Net increase in cash                                      142,910          43,275

Cash at beginning of year                                  14,464           21,781
                                                    --------------  --------------

Cash at end of year                                 $     157,374   $      65,056
                                                    ==============  ==============

Supplemental schedule of cash flow information:
  Interest paid                                     $      11,984   $      25,412
                                                    ==============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

<pag>  7
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

(2)     OPERATIONAL  STATUS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and for the six-month period ended June 30, 2000, and the Company has used substantial amounts of working capital in its operations. At June 30, 2000, current liabilities exceed current assets by $787,286 and intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in this note. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior years acquisitions will lead to the overall structure necessary to fulfill the Company's strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increasing sales provide the opportunity to continue as a going concern.

(3)     RESTATEMENT

The consolidated financial statements for the Company as of June 30, 2000 and for the three months then ended are being restated to reflect the restatement of the 1999 consolidated financial statements.

The  restatement  is  as  follows:
                                        As previously   Increase
                                          reported     (decrease)     Restated
                                        ------------  ------------  ------------
Investment  in  affiliate              $    621,092   $  (621,092)  $       -
Receivable  from  CFTI                      274,910      (274,910)          -
Property  and  equipment,  net               19,942         4,715        24,657
Patent  rights  and  related
   technology,  net                         348,849       778,484     1,127,333
Total liabilities                         1,067,235        74,908     1,142,143
Equity loss in unconsolidated affiliate      (4,760)        4,760           -
                                        ------------  ------------  ------------
Net  loss                               $  (529,374)  $    (9,521)  $  (538,895)
                                        ============  ============  ============

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

RESULTS  OF  OPERATIONS  -  SECOND  QUARTER  2000

Revenue for the three months period ended June 30, 2000 decreased 18% to $63,818 from $78,049 for the same period ended June 30, 1999. Revenue for the six months period ended June 30, 1999 decreased 38% to $106,716 from $171,617 for the same period ended June 30, 1998.

The Company's revenue, even though it decreased for the same periods in 1999, should continue to increase in 2000 due to the increased volume of customer proposals for the newly redesigned Evaporative Condenser Line of Products, which include EV Cool, EV Chill and EV Frig. Subsequent event to this amended filing; the current revenue backlog is $318,000.

Because of insufficient working capital needed for raw materials and labor for the Company, sales and revenue was greatly impaired. The working capital shortage was mainly due because of the large amounts of Company funds that was used for the promotion and support of the new Channel Freeze business in 1999. The Company had to cancel some $1.7 Million in sales orders. This loss of sales orders has not impaired Company operations because they were not booked as revenue. Management foresees restating most of the loss sales orders because of their long lead time to delivery, and as new working capital comes into the Company. During the past few months the Company has raised private placement capital for current production

Net Loss for the three months period ended June 30, 2000 decreased 43% to $195,786 from $345,710 for the same period ended June 30, 1999. Net Loss for the six months period ended June 30, 2000 decreased 20% to $538,895 from $676,785 for the same period ended June 30, 1999.

Net Loss per share for the three months period ended June 30, 2000 decreased to $0.01 from $0.06 for the same period ended June 30, 1999. Net Loss per share for the six months period ended June 30, 2000 decreased to $0.05 from $0.11 for the same period ended June 30, 1999. Net loss per share was based on weighted average number of shares of 9,871,389 for June 30, 2000 compared to 7,242,517 for the same three-month period in 1999.

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

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2000 compared to the second quarter ended June 30, 1999: Total assets decreased 0.2% to $1,607,372 compared to $1,634,361; total current liabilities decreased 6.0% to $1,142,143 compared to $1,220,303; total stockholders' equity increased 11% to $465,229 compared to $414,058.

A major portion of the outstanding accounts payable liability is carried forward primarily from the prior inefficient Nauticon management operations. The Company is currently in the process of restructuring the Nauticon accounts payables with its vendors. The major reason for the large allowance for doubtful accounts is attributed to one large uncollected Nauticon order. The Company is in the legal process of collecting this outstanding payable.

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

Subsequent event - Effective August 31, 2000, The Company, Nauticon, Inc. and Robert E. Jenkins agreed upon a full and final settlement of the lawsuit titled Nauticon, Inc. et al Vs Robert E. Jenkins Cause No. 97-13035, in the 53rd
District  court  of  Travis  County,  Texas.

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