Form 10KSB
period 2000-12-31
POWERCOLD CORP
filed 2001-04-02
CIK 827055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 33-19584

                              POWERCOLD CORPORATION
                              ---------------------
                 (Name of small business issuer in its charter)

          Nevada                                           23-2582701
-------------------------                      ---------------------------------
(State  of  Incorporation)                    (IRS Employer Identification No.)

     103  Guadalupe  Drive  Cibolo,  Texas                              78108
---------------------------------------------                        ----------
(Address  of  principal  executive  offices)                         (Zip Code)

Issuer's  telephone  number:     210  659-8450

      Securities registered under Section 12(b) of the Exchange Act:  None

      Securities registered under Section 12(g) of the Exchange Act:  None

     Common Stock,  $0.001 Par Value          OTC Electronic Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenues  for  its  most  recent  fiscal  year:   $395,040.00

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,463,803, which is based on the closing price of $0.6406 on December 31,
2000. The number of shares of Common Stock outstanding on December 31, 2000 was 12,669,383. The number of shares of Preferred Stock outstanding on December 31, 2000 was 0.

Documents  Incorporated  By  Reference:     None

Transitional  Small  Business  Disclosure  Format:     Yes  [  ]  No  [X]

                                      INDEX


PART  I                                                                   PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                       3
ITEM  2.     DESCRIPTION  OF  PROPERTY                                       9
ITEM  3.     LEGAL  PROCEEDINGS                                              9
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     9

     PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                            10
ITEM  6.     SELECTED  FINANCIAL  DATA                                      10
ITEM  7.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                    11
ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA                16
ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                     17

     PART  III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT      17
ITEM  11.     EXECUTIVE  COMPENSATION                                       18
ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS
             AND MANAGEMENT                                                 18
ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     PART  IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K                                                   20

SIGNATURES

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

COMPANY  HISTORY

International Cryogenics Systems Corporation (ICSC) was established as a private company in 1988 to fabricate and market freezer systems. The Company developed and patented the most advanced, cost-effective and environmentally safe "quick freeze" systems in the industry. In January l993 ICSC's assets were merged into a public entity. The name was changed to PowerCold Corporation (PowerCold) in April 1997, currently trading on the OTC Bulletin Board - symbol (PWCL). In 1995 the Company acquired four companies - currently three operate as wholly owned subsidiaries of PowerCold; RealCold Products, Inc., Technicold Services, Inc. and Nauticon, Inc. RealCold Products designs and manufactures air condition and refrigeration systems, Technicold Services provide consulting services for commercial refrigeration and freezing systems for use worldwide, and Nauticon owns a unique product line of patented evaporative condensers and heat exchange systems for the HVAC and refrigeration industry.

At the Annual Meeting of Shareholders on July 30, 1992, the shareholders of the Company approved the recapitalization of the Company Common Stock consisting of a 100 to 1 reverse split.

ASSET ACQUISITION - On December 28, 1992, the Board of Directors of the Company agreed to issue 2,414,083 shares of common stock to six individuals for the exclusive rights to U. S. Patent No. 4,928,492 (May 29, 1990); which provided a method and apparatus for production treatment of a product through the usage of a cryogenic liquid and in a manner such that minimum loss of the cryogenic liquid is encountered. The products that was be processed by this method includes, but not limited to, food products, computer chips, tires for recycling, blood and plasma products, and medical utensils that require a high degree of sterilization.

The total value of the transaction was $724,224.90. Two of the six individuals, (Terrence J. Dunne and Francis L. Simola) received stock in this transaction as Directors of the Company. Terrence J. Dunne received 850,000 and Francis L. Simola received 340,041 shares of stock respectively. This represented 49.3% of all the common stock issued for the transaction. Mr. Dunne is no longer a director of the Company.

SUBSIDIARIES

During 1995, PowerCold acquired four companies in the refrigeration business in a stock exchange transaction. These entities, complimented and secured PowerCold's position in the industry, operated as wholly owned subsidiaries. RealCold Systems, Inc., prior to its sale to Wittcold Systems, a Wittemann
Company, offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company. Nauticon, Inc. offers a product line of evaporative condensers and heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation, which merged into RealCold Systems, offered industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. (renamed RealCold Products, Inc.) designs and produces unique products for the refrigeration industry.

RealCold Systems Inc. signed a Joint Cooperative Agreement in July 1995 with The Wittemann Company, a wholly owned subsidiary of Dover Resources and Dover Corp. (NYSE - DOV), for the manufacture and marketing of merchant carbon dioxide plants and refrigeration products. The cooperation agreement combined the technical expertise and experience of RealCold with the marketing experience of Wittemann. The industry combination of technology, sales and manufacturing experience proved to be a successful venture. Subsequently, Wittcold Systems, Inc., a division of Wittemann Company, acquired RealCold Systems in July 1997.

In August 1995, PowerCold acquired Nauticon Inc., a company that manufactured and markets a product line of innovative evaporative condensers and heat exchange systems for the HVAC and refrigeration industry, representing over five years of development. The assets include United States Patent 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and United States Patent
5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit. The new-patented products are innovative and unique in design and simple to manufacture. They use new material technology with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. The evaporative heat exchangers are self-cleaning in most applications thus eliminating chemical cleaning. The outstanding Nauticon product features cannot be found in competitive products. Nauticon evaporative condensers and heat exchange systems serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils. They are used for condensers, fluid coolers, booster coolers, and cooling towers. The Company believes that the Nauticon products may revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns worldwide. In September 2000, the Company

The three operating subsidiaries, Technicold Services, Inc., RealCold Products, Inc. and Nauticon Inc., supported by the parent public entity, PowerCold, supports all operating activities for the freezing systems, the refrigeration systems and the evaporative heat exchange systems respectively. Technicold provides consulting services to the refrigeration industry, and RealCold Products, Inc. supports all refrigeration and freezer systems operating from their corporate facility in Cibolo, Texas. Nauticon supports all evaporative heat exchange and refrigeration systems and operations from their corporate facility in Cibolo, Texas. The corporate manufacturing facility supports all technical and service product operations including; design and engineering; assemble and fabrication; administration; marketing, sales support and consulting services. Sales and marketing activities are supported by represented agents and distributors.

TRADEMARKS: In October 2000, the Company filed application requests for registration of a trademark/service mark for the following products:

NAUTICON: manufacturing and packaging of evaporative condensers, fluid coolers; commercial and industrial refrigeration system components, liquid recirculating packages and custom refrigeration products for commercial and industrial use.

In October, 2000, Nauticon, Inc., granted RealCold Products, Inc, (both companies are wholly subsidiaries of PowerCold) the exclusive right and license, on a worldwide basis, to manufacture, use, market, package, distribute and sell condensing units and heat exchange units possessing the inventions covered by the Nauticon patents.

EV-CHILL: water chillers, namely, water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use.

EV-COOL: air conditioning units utilizing evaporative condensers for commercial and industrial use.

EV-DRY: dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use.

EV-FRIG: refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

EPOWERRX.NET: providing consulting and engineering services in the field of distributed power generation, electrical load management, air conditioning and refrigeration systems, namely, promoting and providing information on and links to the resources of others pertaining to distributed power generation, electrical load management of commercial and industrial refrigeration, air conditioning and dehumidification systems for commercial and industrial use by means of a global computer network

Rotary Power Enterprise, Inc. was formed as a new PowerCold entity, which acquired the Natural Gas Business from Rotary Power International on July 2, 1998. The agreement included: the business assets including intellectual property, inventory and manufacturing capability and Distributor Agreement for the 580 series engines from Rotary Power International, Inc.

Deregulation of gas and electric utilities is creating major changes in energy use and costs. The natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Packaged industrial refrigeration systems produced by RealCold Products will now use natural gas rotary engines instead of competitor engines. A packaged, commercial air conditioning system using the natural gas rotary engine and the Nauticon evaporative condenser provides major energy savings for large commercial building facilities.

Channel Freeze Technologies, Inc. was formed as a new PowerCold entity, to support the proprietary patented and economical multi-purpose freezing system, suitable for virtually any liquid or semi-liquid product, that is inherently more efficient than prior technologies in a variety of industries including; block ice - for ice plants, fish and produce industries; food and food byproducts - for food suppliers and their leftover byproducts, fruit and juice products. The most notable new application is for highly efficient management of liquid and semi-liquid industrial waste products for municipal water, pulp and paper plants and utilities. The freeze-thaw process; waste is frozen, the water in the frozen sludge drains almost immediately during thaw, and the remaining materials are than disposed of at greatly reduced cost, recycled or sold off. Very swift, economical freezing of the products is much more cost effective, up to one-third the cost, than with bulk, blast freezing or drum freezing.

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

On July 21, 1997, the Company and Rotary Power International, Inc. agreed to amend Section 1.2 - The Closing by extending the Agreement an additional forty-five (45) days. The First Amendment to the Plan and Agreement of Merger, the extension on the Plan and Agreement of Merger between the Company and Rotary Power International, Inc., expired on September 5, 1997, accordingly, the Plan and Agreement of Merger is no longer in effect. The Company wrote off the original investment in Rotary Power, and currently owns 1,940,000 shares of Rotary Power International, Inc. (OTCC-RPIN)

STRATEGIC  ALLIANCE

Alturdyne - An innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven chillers. The generator set market is a major new and replacement market for rotary engines where Alturdyne has extensive manufacturing experience. Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Their capabilities and experience in developing low cost, customer power packages that meet specific needs have established Alturdyne's excellent reputation in the industry. Alturdyne's added expertise is available to support the design and production of rotary engines and gensets for the Company.

Intermagnetics General Corporation (Amex: IMG) - Purchased for $1,000,000 an aggregate of 1,250,000 shares of the Company's Series A Preferred Stock, par value $0.001 per share; and PowerCold granted Intermagnetics General Corporation a purchase option to acquire up to 50% of the fully diluted equity of the Company. The purchase option, which expired, was exercisable at a per share price of the lesser of $3.00 or a market price calculation of the common stock, for an option term no later than March 31, 1999 On June 30, 2000, 100% of the Company's outstanding Series "A" Convertible Preferred Stock was converted to the Company's common stock. The conversion resulted in the issuance of 1,354,785 shares of the Company's common stock at an approximate conversion rate of one share of preferred stock for 1.08 shares of common stock.

MANAGEMENT

PowerCold's management philosophy and structure supports decentralized authority and operations, profit and loss accountability, incentive driven performance and compensation, and total customer satisfaction. Management has over 175 years business experience. Their extensive experience and background is adequately related to the business. CEO - over 35 years experience in marketing and management; COO - over 40 years experience in manufacturing and marketing in the refrigeration and power industry; CTO - over 50 years technical experience in refrigeration engineering and design; a well-known expert consultant in the refrigeration industry. Related management has over 60 years experience in refrigeration engineering and sales and marketing. The subsidiary companies include experienced marketing and technical management and support personnel.

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

COMPETITION - varies from small industrial refrigeration manufactures to the very large companies in the industry, all competing for this multi-billion-dollar industry. The Company envisions an enormous market demand for refrigeration systems in third world countries. America is well entrenched with refrigeration systems, but there is a great niche market for the Company's unique and innovative refrigeration and freezer products. PowerCold and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today for an industry that hasn't seen many changes in the last 30 - 40 years.

EVAPORATIVE HEAT EXCHANGE SYSTEMS - Nauticon Inc., a wholly owned subsidiary of PowerCold manufactures and markets a product line of evaporative condensers and heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, are simple to manufacture, and have low operating costs. They are used for condensers, fluid coolers, booster coolers, and cooling towers.

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

COMPETITION - Nauticon products could revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns worldwide. The Nauticon application should reduce these traditional concerns and enhance the industry's growth. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market. Initial marketing of the Nauticon systems will be primarily the mid-range systems because there is much less competition, a great advantage to Nauticon and its unique patented product. Direct competitive systems are marketed by some of the major competitors in the industry; large systems by Evapco and BAC, smaller systems by Recold. These competitors are well established and have substantially greater financial and other resources than Nauticon.

CHANNEL FREEZE - patented Automated Bulk Freezing System has many applications. Automated block ice production. Automated freezing of food and food by-products in bulk, i.e., orange juice, offal, etc. Freeze/thaw (BiofreezeTM) applications that reduces the cost to process residual sludge by up to 50%. This system minimizes landfill costs and water treatment costs. This application is being researched at this time. The technology has been proven many times usually in areas where nature supplies the freezing during winter and thawing in summer. Biofreeze automates this process. There are literally thousands of potential users of this product. The automated ice block system replaces the now obsolete can-ice plants, many of which are over 50 years old. There are some 500 can-ice plants still operating in the US. However the major market for Channel Ice is export. Block ice is still in demand outside the US.

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

COMPETITION - Block Ice - Small packaged manual block ice plants manufactured by various people in the U.S. Up to five or ten tons of ice per day. A manual block ice plant manufactured in Mexico with sizes up to 100 ton per day or ice. Bulk Freezing - Vertical plate freezer manufacturers: York Food Systems -US (manual), Gram - Denmark (manual), Technal - France (semi-automatic), APV-Baker Ltd - Jackstone, England (manual), Dole - U.S. (manual), Blast Freezers - US (manual).

ROTARY  POWER  NATURAL  GAS  ENGINES:

Natural Gas Rotary Engine (NGRE) driven rotating equipment and systems are applicable to a wide variety of industrial uses, and offer customers large savings in electrical costs from both energy and demand savings. A NGRE, providing on-site utilities, burns the minimum annual gas flows required to allow sites to buy "transport" natural gas rather than more expensive commercial gas. The combination of natural gas and electrical energy allows the customer to balance its utility consumption on a daily, weekly, monthly or annual basis. The Company feels that the unique characteristics of natural gas powered engines allows them to successfully compete in market sectors where low maintenance and high speed rotating equipment is predominant or is rapidly taking over the market from older reciprocating equipment.

Air  conditioning  -  screw  compressors
Refrigeration  -  screw  compressors
Plant  air  compression  systems  -  screw  compressors
Natural  Gas  compression  systems  -  screw  compressors
Mobile  power  units  -  Permanent  Magnet  Generators
Stationary  peaking  power  supplies  -  generators

65  SERIES  NATURAL  GAS  ENGINE

The 65 Series twin rotor Natural Gas Rotary Engine is a natural gas engine derived from Mazda Motor Corporations RX-7 automotive rotary engine. The basic block incorporates unique internal parts and features for meeting the 20,000 hour life demanded by the industrial market; i.e., ceramic apex seals, strengthened stationary gears. More durable water pump and longer life elastomers. The engine is rated at 8OHP on natural gas at 4200RPM. It incorporates an IMPCO natural gas carburetor and specially tuned intake manifold.

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

ITEM  3.     LEGAL  PROCEEDINGS

On August 31, 2000, The Company, Nauticon, Inc. and Robert E. Jenkins agreed upon a full and final settlement of the lawsuit titled Nauticon, Inc. et al Vs Robert E. Jenkins Cause No. 97-13035, in the 53rd District court of Travis County, Texas.

The Company is in negotiations with Sir Worldwide, LLC, the previous owners of the Channel Freeze technology, to proceed with mediation and settlement of changes to the original Agreement. Since the acquisition, September 1998, the Company had to overcome changes in product design and engineering and product credibility in the marketplace.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Annual Meeting of Shareholders was held on November 10, 2000 at the Company's facility in Cibolo, Texas. Proposal No. 1 was for the election of Directors and Proposal No. 2 was for a vote on such matters as may properly come before the meeting. Total voted shares represented by proxy was 7,622,619 and the percentage of votable shares was 64.98%. The outstanding votable shares was 11,730,383. Election results where certified by the Company's stock transfer agent, Computershare Investor Services.

Proposal  No.  1:
     Directors                    For                    Withhold
     ------------------           ------------           --------
     Frank  L.  Simola              7,617,619              5,000
     George  C.  Briley             7,617,619              5,000
     H.  Jack  Kazmar               7,617,619              5,000

Proposal  No.  2:   Other  matters  before  the  meeting.
     For:      7,603,180
     Against:     3,389
     Abstain:   16,050

PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDERS  MATTERS

(a)  Market  Information:

The Registrant's Common Stock, trading symbol PWCL, is traded on the OTC Electronic Bulletin Board.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

                                1999  BID            1999  ASK
                             HIGH       LOW         HIGH      LOW
                           --------  --------     --------  --------
     First  Quarter         1  1/4     1/4          1  1/2      5/8
     Second  Quarter        1  5/8     1/2          2         1
     Third  Quarter         1  7/8     1/2          2         1
     Fourth  Quarter        1  1/4     1/2          1  3/4    1

                                2000  BID             2000  ASK
                             HIGH       LOW         HIGH      LOW
                           --------  --------     --------  --------
     First  Quarter         2.2812       .5000      2.4062       .5600
     Second  Quarter        2.1875       .7500      2.3125       .8750
     Third  Quarter         2.4375      1.125       2.5000      1.3125
     Fourth  Quarter        1.4375       .5625      1.5625       .6875

(b) Holders: As of December 31, 2000, there were approximately 658 record holders of the Company's Common Stock.

(c) The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

The Company issued an aggregate of 3,437,957 unregistered shares during the fiscal year 2000. The Company issued 1,208,355 shares for recorded expenses and consulting services at an average share price of $0.50 per share. The Company issued 1,329,602 shares to investors for private placements for $1,158,000 in equity capital at an average share price of $0.871 per share. 100,000 shares were issued for a technology license valued at $50,000, and 800,000 shares were issued for debt valued at 400,000. In addition, 1,354,785 shares were issued for the conversion of 100% of the Company's Series "A" Convertible Preferred Stock. Historically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following table presents selected financial data for PowerCold Corporation and its subsidiaries. The financial data for fiscal years ending December 31, 1996 through December 31, 2000 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.

SUMMARY  STATEMENT  OF  OPERATIONS   (In  thousands,  except  per  share  data)

YEAR ENDED DECEMBER 31,         2000      1999      1998      1997      1996
-----------------------       --------  --------  --------  --------  --------
Revenues                      $   395   $   562   $   442   $   393   $ 1,452
Operating  (loss)             $(1,412)  $(1,199)  $(1,203)  $(1,713)  $  (573)
Net  Income  (loss)           $(1,319)  $(1,253)  $(1,690)  $(2,720)  $ 2,209
Net Income (loss) per share   $ (0.13)  $ (0.18)  $ (0.27)  $ (0.46)  $  0.39
Weighted average number
  of  shares                   10,157     7,107     6,377     5,893     5,662

SUMMARY  BALANCE  SHEET   (In  thousands,  except  per  share  data)

YEAR ENDED DECEMBER 31,         2000      1999      1998      1997      1996
-----------------------       --------  --------  --------  --------  --------
Total  assets                 $ 1,999   $ 1,634   $ 2,322   $ 2,229   $ 5,146
Total  liabilities            $   569   $ 1,220   $ 1,164   $   817   $ 1,076
Long  term  debt              $     6   $     0   $     0   $     0   $     0
Shareholders'  equity         $ 1,255   $   414   $ 1,158   $ 1,412   $ 4,070

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

GENERAL  FINANCIAL  ACTIVITY

REALCOLD  PRODUCTS,  INC.  -  designs  and  manufactures unique energy efficient packaged  products  for  the  refrigeration industry. RealCold Products supports
Nauticon and Rotary Power Enterprise by engineering and packaging their products. RealCold Products also supports Channel Freeze Technologies by designing and packaging their accompanying refrigeration systems. RealCold Products has the engineering and manufacturing expertise to produce and package custom manufacturing systems. There are proposed alliances with other refrigeration companies, whereas RealCold Products will package various components adding value for a total turnkey refrigeration system. Because of insufficient working capital for raw materials and labor directly needed for RealCold custom designed products, and the long sales cycle attributed to these custom products, sales and revenue was greatly impaired during 2000. RealCold Products has some $12M of proposed customer quotations out at year for custom refrigeration packages, primarily for turbine inlet cooling applications.

NAUTICON INC. - Through RealCold Products, manufactures and markets a product line of patented evaporative condensers and heat exchange systems for the HVAC and refrigeration industry. The new patented products are innovative and unique in design, use new material technology, is simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, sub-coolers, and cooling towers. Nauticon products can produce power cost in the refrigeration industry by 40% making these units contribute to the utilities' needs to reduce power demand.

PowerCold has funded Nauticon over $1M in operating capital over the last few years, but the Company was continually hindered by major operating and legal expenses due to previous inept Nauticon management. Because of the major operating losses incurred by previous management, Nauticon did not have the sufficient resources to continue operations and did not meet its sales and revenue projections. Subsequently the legal matter with the previous management was settled (Reference Item No. 3). The Nauticon product technology was licensed to RealCold Products, a PowerCold Company, in October 2000 for a two and one half per cent royalty fee on product sales. Management believes that Nauticon will now meet its sales objectives in 2001. There is over $900K of proposed customer quotations out at year end for Nauticon units. There are over 150 units installed in various commercial buildings.

ROTARY POWER ENTERPRISE, INC. - was formed (September 1998) as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International, Inc. PowerCold is also a major shareholder of Rotary Power International, Inc. (OTCC:RPIN). The agreement included: the business assets including intellectual property, inventory and packaging capability; North American rights to the small 65 series Mazda natural gas engine block, subject to a new Mazda Agreement; and a Distributor Agreement for the Rotary Power 580 series engines form Rotary Power International, Inc. In August 2000 Rotary Power Enterprise signed a non-exclusive manufacturing license agreement for the 580 series engine with Rotary Power International. The Company has delivered fourteen 65 HP engines and one 500 HP engine on its sales agreement with Kem Equipment Company, an engine packager for OEM applications for the oil and gas industry in Western
Canada.   The  major  application  is  for  oil  and  gas  field  systems.

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

Since the acquisition, Channel Freeze had to overcome changes in product design and engineering and limited marketing experience and product credibility in the marketplace, therefore has not meet its sales and revenue projections. The company has invested over $1M in Channel Freeze. The Company is in negotiations with the previous owners of the technology to change the original agreement. Management believes that the product is now ready for customer delivery and acceptance. There is over $6M of proposed quotations out to prospective customers for the Channel Freeze system.

ALTURDYNE  ENERGY  SYSTEMS  -  The Company formed Alturdyne Energy Systems, Inc.
(AES)in September 1999 to support the natural gas engine driven water chiller business. Subsequently the entity has not been in operation because of lack of operating capital. Subject to further interest and negotiations, the Company plans to acquire the chiller business from Alturdyne, which has over (140) customer chillers systems installed.

The Company has a Strategic Alliance with Alturdyne for manufacturing and marketing of their respective products. Alturdyne is an innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven chillers. Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Their capabilities and experience in developing low cost, customer power packages that meet specific needs have established Alturdyne's excellent reputation in the industry. Alturdyne's added expertise is in the design and production of rotary engines.


ULTIMATE COMFORT SYSTEMS, INC. - On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems, Inc. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. In exchange, the Company paid $65,000 cash, assumed two lines of credit, issued 100,000 shares of its common stock, granted 150,000 of stock options at $1.00 per share, and agreed to the payment of royalties at no more than $3,000 per month for one year. In addition, the Company hired the seller of the technology for an annual salary of $70,000, with annual renewals, based upon performance as defined within the purchase agreement. There are 14 installations in hotel/motels and extended care facilities. Some of the installations are saving over 40% energy costs. Subsequently through the first quarter 2001 there is over $700K of proposed quotations out to prospective hotel/motel chains. The company anticipates continued growth is sales for this unique proprietary application

RESULTS  OF  OPERATIONS       2000

The following table's sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                         Year  Ended  December  31,
                                        ----------------------------
                                          2000      1999      1998
                                        --------  --------  --------
Revenue                                   100.0%   100.0%    100.0%
Cost  of  revenue                          71.7     (0.07)     89.7
Gross  margin                              28.3     (0.07)     10.3
Operating  expenses                      (385.6)   (213.4)   (282.5)
Operating  income  (loss)                (357.3)   (222.9)   (272.1)
Net  income  (loss)                      (357.3)   (222.9)   (382.2)

COMPARABLE  FISCAL  2000,  1999  AND  1998  RESULTS:

The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 2000 compared to fiscal year ended December 31, 1999 and December 31, 1998:

Total revenue for 2000 decreased 29.8% to $395,040 compared to $ 562,403 for 1999 and $442,172 for 1998; operating losses for 2000 increased 17.6% to ($1,411,654) compared to ($1,199,942) for 1999 and ($1,796,291) for 1998; and
the net loss for 2000 increased 5% to ($1,319,195) or ($0.13) compared to ($1,253,395) or ($0.18) per share for 1999 and ($1,690,187) or ($0.27) per share for 1998. Net income (loss) per share was based on weighted average number of shares of 10,156,76 for 2000 compared to 7,106,638 for 1999 and 6,376,647 for
1998.

The company's revenue decreased 29.8% in 2000; operating expenses increased 28.4%. The company's revenues and expenses resulted in an increase of 17.6% in operating loss for 2000. The Company's net loss increased 5% for 2000. Revenue decrease was due to reorganization of the Cibolo facility and the lack of working capital for manufacturing and marketing operations. The increase in operating losses was primarily due to restructuring sales and marketing and new administration operations at the Cibolo facility and for financial services
(fees)  rendered  the  Company  during  2000.

The Company's Consolidated Balance Sheet as of December 31, 2000, December 31, 1999 and December 31, 1998 respectively: Total current assets increased 39% to $694,301 for 2000 compared to $270,958 for 1999 and 1998 current assets were $834,274; Total assets increased 20.8% to $1,998,595 for 2000 compared to $ 1,582,139 for 1999 and 1998 assets were $2,269,748: total liabilities decreased 49%, for 2000 compared to $1,210,694 for 1999 and $1,164,377 for 1998; total stockholders' equity increased 20.3% to $1,254,819 for 2000 compared to $361,836 for 1999 and $1,105,371 for 1998.

The primary increase in current assets was due to increases in cash, inventory and prepaid expenses, which also related to the increase in total assets. The decrease in liabilities was due primarily to the write-off of some account payables and the pay-off in accounts payable for a total reduction of some $392,998, and the reduction of some $291,618, which was converted to shares in the Company, due an affiliate and major shareholder of the Company.

The Company issued an aggregate of 3,437,957 unregistered shares during the fiscal year 2000. The Company issued 1,208,355 shares for recorded expenses and consulting services at an average share price of $0.50 per share. The Company issued 1,329,602 shares to investors for private placements for $1,158,000 in equity capital at an average share price of $0.871 per share. 100,000 shares were issued for a technology license valued at $50,000, and 800,000 shares were issued for debt valued at 400,000. In addition, 1,354,785 shares were issued for the conversion of 100% of the Company's Series "A" Convertible Preferred Stock. Historically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service.

Liquidity and Capital Resources: At December 31, 2000, the Company's working capital increased to $125,651 compared to ($939,736) at December 31, 1999. The increase in cash was primarily attributable to equity capital from the sale the Company's stock. The company's cash resources at December 31, 2000 were $106,864 reflecting an increase in cash resources from $14,464 at December 31, 1999.

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans for additional acquisitions and joint ventures for the near future. Management implemented a new operating plan in 2000 and is carrying forward the same plan of operation into 2001, which provides guidance for cash management and revenue growth. The Company is also currently seeking investor proposals to obtain additional major financing to support its future growth plans and acquisitions. The current status of future acquisitions is dependent on continued interest between the parties, successful due diligence and investor funding.

Company operating revenues and profit should increase in 2001 because of the new reorganization and enhancement of the Nauticon line of products (now 20 - 375 ton condensing units) and from the recent exclusive license/acquisition technology for Ultimate Comfort Systems. Management believes that its working capital is not sufficient to support its current operations and growth plans, therefore to support the Company's immediate growth plans, management is seeking additional funding specifically for this purpose.

PREVIOUS  FINANCIAL  ACTIVITY  -  1999

The following table's sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                         Year  Ended  December  31,
                                        ----------------------------
                                          2000      1999      1998
                                        --------  --------  --------
Revenue                                  100.0%     100.0%    100.0%
Cost  of  revenue                         (0.07)     89.7      83.3
Gross  margin                             (0.07)     10.3      16.7
Operating  expenses                     (213.4)    (282.5)   (453.9)
Operating  income  (loss)               (222.9)    (272.1)   (437.2)
Net  income  (loss)                     (222.9)    (382.2)   (694.1)

COMPARABLE  FISCAL  1999,  1998  AND  1997  RESULTS:

The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998: Total revenue for 1999 was $ 562,403 compared to $442,172 for 1998 and $391,819 for 1997;
operating losses of ($1,199,942) for 1999 compared to ($1,796,291) for 1998 and ($2,929,971) for 1997; and net loss of ($1,253,395) or ($0.18) per share for
1999 compared to a net loss of ($1,690,187) or ($0.27) per share for 1998 and a net loss of ($2,843,789) or ($0.46) per share for 1997. Net income (loss) per share was based on weighted average number of shares of 7,106,638for 1999 compared to 6,376,647 for 1998 and 5,893,000 for 1997.

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

The Company's Consolidated Balance Sheet as of December 31, 1999 and December 31, 1998 respectively: Total current assets decreased 63.5%, $ 270,958 for 1999 from $834,274 for 1998; total assets decreased 29.6% to $1,998,595 for 1999 from $2,269,748 for 1998; total liabilities increased 4.6%, $1,220,303 for 1999 from $1,164,377 for 1998; total stockholders' equity was $361,836 for 1999 and $1,105,371 for 1998, a 64.2% decrease.

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

The Company issued a total of 1,042,641 shares of new common restricted shares in 1999. 483,641 shares were issued for satisfaction of recorded liabilities for expenses and services rendered. 559,000 shares were issued for cash. Historically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service. As of December 31, 1999 there was 7,876,641common shares outstanding and 1,250,000 preferred shares outstanding to one shareholder.

Liquidity and Capital Resources: At December 31, 1999, the Company's working capital was ($939,736) compared with ($330,103) at December 31, 1998. The decrease in cash was primarily attributable to the Company's elimination of the $400,000 certificate of deposit and the advance from affiliate. The company's cash resources at December 31, 1999 were $14,464 reflecting an decrease in cash resources from $21,781 at December 31, 1998.

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

Simco Group, Inc., a wholly owned affiliate of Francis L Simola, CEO of the Company has financed the Company on several occasions since the Company's inception. Simco Group has never received or requested payment of any interest from the Company for providing said financing. In 1999 the Board of Directors elected to give Simco group 8% interest on outstanding loans to the Company. As of December 31, 1999 there was an outstanding loan of $365,254 due Simco Group. Management believes that without the continuous financial support of Simco
Group,  the  Company  would  never  have  remained  in  business.

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

Because of these financial transactions, Simco Group, Inc. knowingly knew that it may be at financial risk, losing personal interest and principal money, and incurring losses due in personal stock transactions.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Power Cold Corporation and subsidiaries consolidated financial statements incorporated in this annual report Form 10K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's fiscal year ending December 31, 2000 and the subsequent period up to the date of the former accountants release, there were no disagreements with the former accountant nor with the current accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope of procedure.

PART  III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT

The  directors  and  executive  officers  of  the  Company  are  as  follows:

NAME                       AGE  POSITION                 PERIOD SERVED SINCE
-------------------------  ---  ------------------------  ---------------------

Francis  L.  Simola.        62  Chairman of the Board       January  1,  1993
                                President  and  CEO

George  C.  Briley          75  Director, CTO
                                and Secretary               September 1, 1994
                                President:
                                Technicold Services, Inc.   September  1,  1994
                                RealCold Products, Inc      September  1,  1994
                                Nauticon, Inc.              October  1,  1998
                                Channel Freeze
                                  Technologies,  nc.        October  1,  1998

H.  Jack  Kazmar            68  Director,  COO  and
                                  Treasurer                 October  1,  1998
                                President:
                                Rotary Power
                                  Enterprise, Inc.          October  1,  1998
                                Alturdyne  Energy
                                 Systems,  Inc.             September  1,  1999

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

H. JACK KAZMAR Marketing Consultant with Rotary Power International, Inc. - 1993 - 1997. Mr. Kazmar is also a representative for several specialty heating and air conditioning products. Previously he worked at ICC as Vice President of Sales and Marketing. Mr. Kasmar has had more than 30 years experience in the commercial heating, ventilation and air conditioning equipment industry. From 1981 till 1969, Jack Kasmar was President and co-founder of Skil-Aire Corporation, a manufacturer of standardized commercial heating, ventilation and air conditioning products. From 1971 to 1981, Mr. Kasmar served in a number of positions of increasing responsibility at Fedders Corporation, including General Manager of Residential and Commercial Products Division and Airtemp Applied. Prior to joining Fedders, he held various positions with Worthington Corporation in direct sales and field management in NYC, Washington D. C., Baltimore and Philadelphia areas. Jack Kasmar holds a Bachelor of Science - Mechanical Engineering from Lafayette College in Easton, Pennsylvania.

Directors of the Company are elected every three years. Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company. Mr. Simola, Mr. Briley and Mr. Kazmar have devoted 100% of their time for PowerCold's daily operating activities during the last fiscal year 1999.

ITEM  11.     EXECUTIVE  COMPENSATION

No executive officer or director of the parent Company received any cash salary as continuous payroll compensation during the year ended 2000. And no officer of the parent Company was paid by any other source other than PowerCold for time that was actually spent in furtherance of PowerCold's affairs.

Mr. Briley has received less than $40,000 from Technicold Services. Inc. for his consulting services. Mr. Kazmar received $60,000 for consulting services, and was granted 100,000 options for three years to purchase the Company's shares at $0.50 per share, which expire in June 2003. Simco Group/ Simola received 120,000 shares of common restricted stock for services rendered the Company, and received $60,000 related to payment due for operating expenses, which has accumulated with loans due Simco Group for a total due of $73.636.00 loaned the Company.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

The following table sets forth information as of December 31, 2000, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, and (ii) each director. (iii) beneficial owner of outstanding preferred stock.

NAME  AND  ADDRESS                    AMOUNT  AND  NATURE           PERCENT
OF  BENEFICIAL  OWNER               OF BENEFICIAL OWNERSHIP (1)     OF CLASS (2)
---------------------               ---------------------------     ------------
George  C.  Briley                           634,602                   5.01%
17  Pembroke  Lane
San  Antonio,  TX.  78240

H.  Jack  Kazmar                             262,000                   2.07%
36  West  Beechcroft  Road
Short  Hills,  NJ  07078

Francis  L.  Simola  and  (3)               1,092,432                  8.62%
Veronica  M.  Simola
9408  Meadowbrook  Ave.
Philadelphia,  Pa.  19118

Simco  Group,  Inc.  (4)                    1,800,664                  14.21%
1800  E.  Sahara,  Suite  107
Las  Vegas,  Nevada  89104

Intermagnetics General Corporation          1,354,785                  10.69%
450  Old  Niskayuna  Road
Latham,  NY  12110

Total  Common  Stock                        5,144,483                  40.60%

(1) The nature of beneficial ownership for all shares is sole voting and investment power.
(2)  The  per  cent  of  class  is  all  common  stock  and  preferred stock.
(3)  Includes  minor  children
(4) Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (Simco), a separate legal entity wholly-owned by the Company's Chairman and Chief Executive Officer. Simco Group, Inc. has financed the Company on several occasions since the Company's inception. In 1999 the Board of Directors elected to give Simco group 8% interest on outstanding loans to the Company. Simco Group has never requested payment of any interest from the Company for providing said financing, and has never received interest except as stated. In 2000 Simco Group accepted $10,249.36, as adjusted back interesting from 1999, and the amount was included with loans due Simco Group, Inc. As of December 31, 2000 there was an outstanding loan of $73,636 due Simco Group., Inc.

The Board of Directors unanimously approved establishing Simco Group, Inc. with fiduciary responsibility for the Company, effective December 27, 1994. On April 15, 1996 and on May 1, 1999 the Board of Directors again voted unanimously to have Simco Group, Inc. continue to support the financial needs of the Company and its subsidiaries whenever necessary; making loans and borrowing money for the Companies, selling personal stock or assets of Francis Simola to support the Company, or to make loans to support financial transactions of the Company. Because of these financial transactions, Simco Group, Inc. knowingly knew that it may be at financial risk, loosing personal interest and principal money, and incurring losses in personal stock transactions.

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

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)     List  the  following  documents  filed  as  a  part  of  the  report:

Financial Statements exhibited herein the Form 10-K Annual Report and are filed as a part hereof:

     Independent  Auditors'  Reports:

     Report  on  the  2000  Financial  Statements

     Consolidated  Financial  Statements:

     Balance  Sheets  -  December  31,  2000,  1999  and  1998

     Statements  of  Operations  -  Years ended December 31, 2000, 1999 and 1998

     Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

     Statements  of  Cash  Flows  - Years ended December 31, 2000, 1999 and 1998

     Notes  to  Consolidated  Financial  Statements

(B)     REPORTS  ON  FORM  8-K:

     8-K April 5, 2000 - Resignation of Director and Cancel Funding Agreement 8-K August 18, 2000 - License Agreement and Settlement of Litigation 8-K December 1, 2000 - Changes Certifying Accountant
     8-K  December  27,  2000  -  Technology  License  Agreement

                              POWERCOLD CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000






                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111










                              POWERCOLD CORPORATION
                                TABLE OF CONTENTS
                                December 31, 2000



INDEPENDENT  AUDITOR'S  REPORT                                         1


FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                     2

     Consolidated  Statements  of  Operations                          3

     Consolidated  Statement  of  Stockholders' Equity (Deficit)       4

     Consolidated  Statements  of  Cash  Flows                         5


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                         6

To  the  Board  of  Directors
PowerCold  Corporation
Cibolo,  Texas


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


We have audited the accompanying consolidated balance sheet of PowerCold Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of PowerCold Corporation as of December 31, 1999 and 1998 were audited by other auditors whose reports dated March 30, 2000, except with respect to Note 3 to which the date is September 15, 2000, and March 5, 1999, respectively, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerCold Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has sustained substantial operating losses in recent years and the Company has used substantial amounts of working capital in its operations. At December 31, 2000, intangible assets comprise a material portion of the Company's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S>

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

March  9,  2001

                            POWERCOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -------------    -------------    -------------
ASSETS

CURRENT  ASSETS

Cash                             $     106,864    $     14,464     $     21,781
Restricted cash                            -               -            400,000
Securities available for sale              -               -             32,500
Trade accounts receivable,
  net of allowance                      38,665         152,154            6,313
Receivables from related parties           -               -             72,618
Interest receivable                        -               -              9,918
Refundable income taxes                    -               -             71,934
Inventory                              241,272          34,993          156,699
Prepaid expenses                       307,500          69,347           62,511
                                 -------------    -------------    -------------
Total Current Assets                   694,301         270,958          834,274
                                 -------------    -------------    -------------

OTHER  ASSETS

Investments in affiliate                   -               -            825,988
Deposits                                 7,705             -                -
Property and equipment, net             73,570          29,229           42,483
Patent rights and related
  technology, net                    1,195,627       1,166,554          441,078
Goodwill, net                           27,392         115,398          125,925
                                 -------------    -------------    -------------
Total Other Assets                   1,304,294       1,311,181        1,435,474
                                 -------------    -------------    -------------

TOTAL ASSETS                     $  1,998,595     $  1,582,139     $   ,269,748
                                 =============    =============    =============


















The accompanying notes are an integral part of these financial statements.

                            POWERCOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -------------    -------------    -------------
LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES

Accounts payable and
  accrued expenses               $     195,460    $    578,258      $   397,934
Account payable - related party         10,567             -               -
ommissions payable                      42,240          42,240          42,240
Advances from affiliate                 73,636         365,254              -
Short-term borrowings                   43,328          21,378          424,203
Current portion of long-term debt      203,419         203,564          300,000
                                 -------------    -------------    -------------
Total Current Liabilities              568,650       1,210,694        1,164,377
                                 -------------    -------------    -------------

LONG-TERM DEBT,
  less current portion                   6,826           9,609              -
                                 -------------    -------------    -------------

COMMITMENTS AND CONTINGENCIES          168,300             -                -
                                 -------------    -------------    -------------

STOCKHOLDERS'  EQUITY
Convertible preferred stock,
  Series A, $0.001  par  value;
  1,250,000 authorized, 0,
  1,250,000, and 1,250,000
  shares issued and outstanding,
  respectively                             -             1,250            1,250
Common stock, $0.001 par value;
  200,000,000 shares authorized,
  12,669,383, 7,876,641 and
  6,834,000 shares issued and
  outstanding, respectively             12,669           7,876            6,834
Additional paid-in-capital           8,252,727       6,044,092        5,534,274
Accumulated deficit                 (7,001,077)     (5,681,882)      (4,428,487)
Stock subscriptions receivable          (9,500)         (9,500)          (8,500)
                                 -------------    -------------    -------------
                                     1,254,819         361,836        1,105,371
                                 -------------    -------------    -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $   1,998,595    $  1,582,139     $  2,269,748
                                 =============    =============    =============







The accompanying notes are an integral part of these financial statements.

                           POWERCOLD CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                        For the Years Ended  December 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -------------    -------------    -------------
REVENUES
Product sales                    $    312,865     $    461,572     $    148,659
Services                               82,175          100,831          293,513
                                 -------------    -------------    -------------
Total Revenues                        395,040          562,403          442,172
                                 -------------    -------------    -------------
COST  OF  REVENUES
Product sales                         266,243          564,938          119,532
Services                               16,994           37,132          276,923
                                 -------------    -------------    -------------
Total Cost of Revenues                283,237          602,070          396,455
                                 -------------    -------------    -------------
GROSS PROFIT (LOSS)                   111,803          (39,667)          45,717
                                 -------------    -------------    -------------
OPERATING  EXPENSES
Sales and marketing                   648,060          168,003          509,464
General and administrative            711,524          647,089          502,610
Research and development                  -            166,262           55,229
Provision (recovery) for
  doubtful accounts                    10,379           (2,754)          81,778
Equity loss in unconsolidated
  Affiliate                               -                -             35,845
Write-off of advances to
  Affiliate                               -                -            557,145
Depreciation and amortization         153,494          181,675           99,937
                                 -------------    -------------    -------------
Total Operating Expenses            1,523,457        1,160,275        1,842,008
                                 -------------    -------------    -------------
LOSS FROM OPERATIONS               (1,411,654)      (1,199,942)      (1,796,291)
OTHER  INCOME  (EXPENSES)
Interest income                         6,622            8,706           97,969
Interest expense                       (2,763)         (70,249)         (31,289)
Gain on settlement of
  Litigation                           88,600              -                -
Other income                              -              8,090           39,424
                                 -------------    -------------    -------------
Total Other Income (Expenses)          92,459          (53,453)         106,104
                                 -------------    -------------    -------------
LOSS BEFORE INCOME TAX             (1,319,195)      (1,253,395)      (1,690,187)

INCOME TAX EXPENSE                        -                -                -
                                 -------------    -------------    -------------
NET LOSS                         $ (1,319,195     $ (1,253,395)    $ (1,690,187)
                                 =============    =============    =============
LOSS  PER  COMMON  SHARE,
     BASIC AND DILUTED           $     (0.13)     $      (0.18)    $      (0.27)
                                 =============    =============    =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                10,156,716        7,106,638        6,376,647
                                 =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                           POWERCOLD CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Accum-
                                                                                                          ulated
                         Preferred Stock          Common Stock                               Stock       Other       Total
                     ------------------------ ---------------------- Additional  Accum-      Sub-        Comphre-    Stock-
                     Number of                Number of              Paid-in      ulated      cription    hensive     holders'
                     Shares      Amount       Shares     Amount      Capital     Deficit     Receivable  Income      Equity
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, January 1,
 1998 as previously
 reported                   -    $      -     5,995,000  $    5,995  $4,099,799  $(2,686,078)$   (7,500) $       (50) $1,412,166
Prior year
 adjustment - error
 in  calculation of
 refund of income
 taxes in 1997              -           -            -          -           -        (52,222)       -           -       (52,222)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, January 1,
 1998 as restated           -           -      5,995,000      5,995   4,099,799   (2,738,300)    (7,500)        (50)  1,359,944
Issuance of
 preferred stock,
 Series A             1,250,000       1,250          -          -       978,246          -          -           -       979,496
Issuance of common
 stock as follows:
 - for cash                 -           -         18,000        118      99,882          -          -           -       100,000
 - for services             -           -        621,000        621     293,447          -          -           -       294,068
 - for purchase
   of subsidiary            -           -        100,000        100      62,900          -          -           -        63,000
Change in net
 unrealized loss on
 securities
 available-for-sale,
 net of
 reclassification
 adjustment                 -           -            -          -           -            -          -            50          50
Subscriptions due
 from stockholders          -           -            -          -           -            -       (1,000)        -        (1,000)
Net loss, December
 31, 1998                   -           -            -          -           -            -   (1,690,187)        -    (1,690,187)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December
 31, 1998              1,250,000      1,250    6,834,000      6,834   5,534,274   (4,428,487)    (8,500)        -     1,105,371
Issuance of common
 stock as follows:
 - for services              -          -        483,641        483     161,627          -          -           -       162,110
- for cash                   -          -        559,000        559     348,191          -          -           -       348,750
Subscriptions due
 from stockholders           -          -            -          -           -            -       (1,000)        -        (1,000)
Net loss, December
 31, 1999                    -          -            -          -           -            -   (1,253,395)        -    (1,253,395)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December
 31, 1999              1,250,000      1,250    7,876,641      7,876   6,044,092   (5,681,882)    (9,500)        -       361,836
Stock issued for
 cash at an average
 of $0.87 per
 common share                -          -      1,329,602      1,330   1,156,670          -          -           -     1,158,000
Stock issued as
 prepaid consulting
 fees at $0.50 per
 common share                -           -       615,000        615    306,885           -          -           -       307,500
Stock issued for
 services at an
 average of $.058
 per common share            -           -       593,355        593    296,085           -          -           -       296,678
Perferred stock
 converted to
 common stock at par  (1,250,000)     (1,250)  1,354,785      1,355       (105)          -          -           -           -
Stock issued and
 options exercised
 in exchange for debt
 at $0.50 per
 common share                -           -       100,000        100     49,900           -          -           -        50,000
Stock issued in
  exchange for debt at
 $0.50 per common share      -           -       800,000        800    399,200           -          -           -       400,000
Net loss, December
 31, 2000                    -           -           -          -          -             -    (1,319,195)       -    (1,319,195)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December
 31, 2000                    -   $       -    12,669,383 $   12,669  $8,252,727          =   $(7,001,077)$   (9,500) $1,254,819
                     =========== =========== =========== =========== =========== =========== =========== =========== ===========

The accompanying notes are an integral part of these financial statements.

                            POWERCOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Years Ended  December 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -------------    -------------    -------------
CASH FLOWS FRO  OPERATING
  ACTIVITIES:

Net loss                         $  1,319,195)    $  (1,253,395)   $ (1,690,187)
Adjustments to reconcile net
  loss to net cash used in
  operating  activities:
    Depreciation and amortization     153,494           181,675          99,937
    Gain on sale of investment
    in unconsolidated affiliate           -                 -           (37,121)
    Gain on settlement
    of litigation                     (88,600)              -               -
    Loss realized on
    disposition of subsidiary             -                 -             6,028
    Equity in loss of
    unconsolidated affiliate              -                 -            35,845
   Write-off of advances
   to affiliate                           -                 -           557,145
   Provision for doubtful
   accounts                               -                 -            76,815
   Issuance of common stock
   for services                       604,178           162,110         294,068
  Issuance of common stock
  for current debt                    108,383               -               -
(Increase) decrease in assets:
  Accounts receivable                 113,489          (145,841)          10,098
  Receivable from related party           -              72,618              -
  Interest receivable                     -               9,918              -
  Refundable income taxes                 -              71,934              -
  Inventories                        (206,279)          121,706          (87,617)
  Prepaid expenses                   (245,858)           (6,836)         (49,349)
Increase (decrease) in
liabilities:
  Accounts payable and
   accrued expenses                  (214,498)           53,215           66,007
  Commissions payable                     -                 -             42,240
  Income taxes payable                    -                 -            (74,156)
                                 -------------    -------------    -------------
Net cash used in operating
Activities                         (1,094,886)        (732,896)        (750,247)
                                 -------------    -------------    -------------









The accompanying notes are an integral part of these financial statements.

                            POWERCOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Years Ended  December 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -------------    -------------    -------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of property and
  Equipment                               (885)         (15,636)         (3,637)
  Investment in affiliate                 -                -           (572,095)
  Proceeds from sale of
  investment in
  unconsolidated affiliate                -                -              44,984
  Cash released from escrow
  related to sale
  of subsidiary                           -                -             200,000
  Proceeds from sale of
  Securities
  available-for-sale                      -             32,500            81,716
  Release of restriction
  on cash                                 -            400,000               -
  Purchase of securities
  available-for-sale                      -                -            (234,152)
  Increase in advances
  from affiliate                          -            365,254               -
  Decrease in advances
   to affiliate                           -                -             160,347
                                 -------------    -------------    -------------
Net cash provided by (used in)
  investing activities                   (885)         782,118         (322,837)
                                 -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on
  long-term debt                        (2,527)         (2,464)             -
  Proceeds from short-term
  Borrowings                            32,698             -             25,061
  Repayment of short-term
  Borrowings                               -          (402,825)         (11,966)
  Proceeds from issuance of
  shares under private
  placement                          1,158,000         348,750          100,000
  Proceeds from sales of
  preferred stock                          -               -            979,496
  Repayment of short-term
  borrowings, related parties              -               -                -
                                 -------------    -------------    -------------
Net cash provided by (used in)
 financing activities               1,188,171          (56,539)       1,092,591
                                 -------------    -------------    -------------
Net increase (decrease) in cash        92,400           (7,317)          19,507
Cash at beginning of year              14,464           21,781            2,274
                                 -------------    -------------    -------------
Cash at end of year              $    106,864     $     14,464     $      21,781
                                 =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                            POWERCOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Years Ended  December 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -------------    -------------    -------------
Supplemental cash flow
information:
  Interest paid                  $      2,763    $      50,628     $     25,261
                                 =============    =============    =============
  Income taxes paid              $         -      $        -       $     74,156
                                 =============    =============    =============

NON  CASH  TRANSACTIONS:
  Unrealized gain (loss) on
  securities available-for-sale  $         -      $        -      $          50
  Issuance of common stock for
  purchase of subsidiary         $         -      $        -      $      63,000
  Issuance of common stock as
  prepayment for consulting
  services                       $     307,500    $        -      $         -
  Issuance of common stock
  for services                   $     296,678    $        -      $         -
  Issuance of common stock as
  payment of current debt        $     108,383    $        -      $         -
  Issuance of common stock
  for technology license         $      50,000    $        -      $         -
  Issuance of common stock for
  payment of advances from
  affiliate                     $      291,617    $        -      $         -
  Reclassification of deposit
  to equipment                  $       50,000    $        -      $         -
























The accompanying notes are an integral part of these financial statements.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

PowerCold Corporation, formerly International Cryogenic Systems Corporation, (the Company) was incorporated on October 7, 1987 in the State of Nevada. PowerCold is a solution provider of energy efficient products for the refrigeration, air condition and power industries. The Company operates across many market sectors from large industrial food processors to small commercial air conditioning systems. The company develops, manufactures and markets proprietary equipment to achieve significant electric power cost savings for commercial and industrial firms. PowerCold's energy efficient and environmentally safe products are designed to reduce power costs for air conditioning, refrigeration and on-site building power. The Company derives its revenues from three principal product lines. The first is a line of evaporative heat exchange systems for the HVAC and refrigeration industry. The second line is the design and production of unique products for the refrigeration industry. The third is consulting engineering services, including process safety management compliance, and ammonia refrigeration and carbon dioxide system design.

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 4,928,492) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various nonfood products. This process was accomplished by using a circulating cryogenic liquid in a closed pressurized vessel system. The patent acquisition was made in exchange for 2,414,083 shares of the company's common stock. Two directors of the Company were also directors of the company selling the patent rights.

On August 4, 1995, the Company acquired Nauticon, Inc., including its related technology and assets for 900,000 shares and 300,000 options (expired July 31, 2000) of the Company's stock. The assets currently include United States Patent 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and United States Patent 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit.

On May 18, 1998, the Company incorporated a wholly owned subsidiary, Channel Freeze Technologies, Inc., to acquire intellectual property rights on Channel Ice Technologies. The Company has produced its first unit with this technology (see Note 18) and is awaiting its sale.

The Company formed Alturdyne Energy Systems, Inc. in September 1999 to support the natural gas engine driven water chiller business. Subsequently, the entity has not been in operation because of lack of operating capital.

On December 1, 2000, the Company acquired Ultimate Comfort Systems, Inc., the technology rights, patent rights (U.S. Patent No. 5,183,102), and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferrable United States transfer rights to the technology and all related assets. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems. See Note 5.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U. S. and have been consistently applied in the preparation of the financial statements.

Accounting  Methods
-------------------
The Company's financial statements are prepared using the accrual method of accounting.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 12.

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories
-----------
Inventories are stated at the lower of cost or market on a first-in, first-out basis. See Note 7.

Investment  in  Securities
--------------------------
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, the Company's investments in securities are classified as either trading, held to maturity, or available-for-sale. During the years ended December 31, 2000, 1999 and 1998, the Company did not own any securities classified as either trading or held to maturity. However, at December 31, 1998, the Company did own securities classified as available-for-sale.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Investment  in  Securities  (continued)
---------------------------------------
Securities  available-for-sale  consist  of  debt  and   equity  securities  not
classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of other comprehensive income.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are included in earnings.

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2000, 1999 and 1998. Investment in securities available-for-sale is recorded at fair value at December 31, 1998.

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property  and  Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 8.

Concentration  of  Credit  Risk
-------------------------------
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2000, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $6,864.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

Goodwill
--------
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 10 years. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Revenue  Recognition
--------------------
The Company recognizes revenue from product sales upon shipment to the customer. Service revenue is recognized when services are performed and billable.

Bad  Debts
----------
The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2000, 1999 and 1998, the allowance for doubtful accounts was $6,478, $138,379, and $84,533, respectively.

Research  and  Development
--------------------------
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Advertising  Expenses
---------------------
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $2,021, $54,763, and $3,219 for the years ended December 31, 2000, 1999, and 1998, respectively.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  Based  Compensation
--------------------------
The  Company  accounts  for stock issued for compensation in accordance with APB
25, "Accounting for Stock Issued to Employee." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

Compensated  Absences
---------------------
Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors. The Company accrues vacation expense throughout the year and, if employees do not utilize their allotment, the Company will cash out all unused pay on the last calendar day of the year.

Income  Taxes
-------------
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using statutory income tax rates in effect for the year in which the differences are expected to reverse.

Earnings  Per  Share
--------------------
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2000, 1999 and 1998, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Comprehensive  Income
---------------------
Effective  January  1,  1998,  the  Company  adopted  SFAS  No.  130, "Reporting
Comprehensive Income" (SFAS 130), which was issued in June 1997. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components, but had no effect on the Company's net income (loss) or total stockholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  3  -  GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and the Company has used substantial amounts of working capital in its operations. At December 31, 2000, intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in Note 15. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior year's acquisitions and the acquisition of Ultimate Comfort Systems technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increase sales provide the opportunity to continue as a going concern.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, ("Simco"), a separate legal entity wholly-owned by the Company's chairman and chief executive officer.

During 2000, Simco converted $400,000 of its loans to the Company into 800,000 shares of the Company's common stock. See Note 11.

During 1999, Simco advanced $365,254 to the Company. During 1998, the Company advanced funds to Simco to invest in short-term and long-term marketable securities. At December 31, 1998, management of the Company determined that the value of the marketable securities had been permanently impaired. The total amount of advances to affiliates of $557,145 was written-off. Simco guaranteed the Company an 8% annual return on these funds. Simco paid interest to the Company for the year ended December 31, 1998 of $49,284. During 1998, a total of $195,000 was recorded as compensation for the Company's chairman and chief executive officer. No cash was paid related to the $195,000, but instead was used to reduce the funds advanced to Simco during 1998.

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

On September 30, 1994, the Company's board of directors approved agreements with three key executives. The agreements provide that compensation for services rendered be paid through cash payments or through a stock option plan, determined annually by the board. Sale of stock is subject to approval by the treasurer and president of the Company. During 1998, the Company issued a total of 335,000 restricted shares on common stock to these three executives, including the 220,000 shares noted above for a total expense of $136,750. Shares are issued at 50% of the current bid price of the Company's stock. No cash was paid to these three executives during 1998.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  4  -  RELATED  PARTY  TRANSACTIONS (CONTINUED)

In addition, the directors receive an annual payment of $2,500 for director's fees. The agreements further provide that two of the Company's officers shall receive a 2% commission not to exceed 5% on any direct sales of the Company. A third officer shall receive the highest of 3% commission on the Company's gross revenues or 5% on the Company's gross operating profits, or $10,000 per month. These employees also have the option to purchase shares of common restrictive stock of the Company at 50% of bid price 30 days after receiving payments for these services. In order to obtain these benefits, the employees must perform services for a period of three years effective on date of agreement or receive a pro rata share based on years of service. No additional commissions were accrued related to the agreements at December 31, 2000, 1999 and 1998.

Included in accounts payable and accrued expenses as of December 31, 1999 is $97,000 for amounts owed to the president of Technicold Services, Inc. and to the former President of Nauticon Inc.

NOTE  5  -  ACQUISITIONS

Acquisition  of  Heating  and  Air  Conditioning  System  Technology
--------------------------------------------------------------------
On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferrable United States transfer rights to the technology and all related assets. In exchange, the Company paid $65,000 cash, assumed two lines of credit (see Note 9), foregone payment of $28,571 from projects in process, issued 100,000 shares of its common stock (see Note 11), granted 150,000 of stock options at $1.00 per share (see Note 12), and agreed to the payment of royalties at no more than $3,000 per month for one year. In addition, the Company hired the seller of the technology for an annual salary of $70,000, with annual renewals, based upon performance as defined within the purchase agreement. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems.

Acquisition  of  Rotary  Power  Enterprise,  Inc.
-------------------------------------------------
Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc. Rotary Power Enterprise, Inc. was formed during 1998 for the purpose of developing a new product line for PowerCold. The acquisition resulted in goodwill of $65,399, which is being amortized on a straight-line basis over 10 years.

NOTE  6  -  SECURITIES  AVAILABLE-FOR-SALE

During the year ended December 31, 1999, the Company sold all securities available-for-sale at cost providing the Company with $32,500 of cash.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  7  -  INVENTORY

Inventories  at  December  31,  2000,  1999,  and 1998 consist of the following:

                                 2000            1999             1998
                            -------------    -------------    -------------
Materials inventory         $    132,851     $     34,993     $    156,699
Finished goods inventory         108,421              -                 -
                            -------------    -------------    -------------
                            $    241,272     $     34,993     $    156,699
                            =============    =============    =============

Finished goods inventory consists of the specialized quick freezing unit of the Company's Channel Freeze Technology, Inc. subsidiary.

NOTE  8  -  PROPERTY,  EQUIPMENT  AND  INTANGIBLES

Property  and  equipment  is  summarized  as  follows:

                                                December 31,
                               -----------------------------------------------
                                    2000            1999             1998
                               -------------    -------------    -------------
Machinery and equipment        $     87,342     $     32,877     $     12,540
Prototypes and molds                 71,030           73,420           71,030
Furniture and fixtures                7,614            8,804            9,894
                               -------------    -------------    -------------
Total Property and Equipment        165,986          115,101           93,464
Less: Accumulated Depreciation       92,416           85,872           50,981
                               -------------    -------------    -------------
   Net Property and Equipment  $     73,570     $     29,229     $     42,483
                               =============    =============    =============

Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $7,616, $33,819, $22,335, respectively.

Intangibles  is  summarized  as  follows:

                                                December 31,
                               -----------------------------------------------
                                    2000            1999             1998
                               -------------    -------------    -------------
Patents and related technology $  1,684,001     $  1,532,486     $    683,669
Goodwill                            105,269          168,033          168,033
                               -------------    -------------    -------------
Total Intangibles                 1,789,270        1,700,519          851,702
Less: Accumulated Amortization      566,251          418,567          284,699
                               -------------    -------------    -------------
Net Intangibles                $  1,223,019     $  1,281,952     $    567,003
                               =============    =============    =============

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  9  -  NOTES  PAYABLE

At  December  31, 2000, 1999 and 1998, notes payable consisted of the following:

A note payable to Southtrust Bank, secured by G. Briley, the Company's president, for $5,913 with an annual interest rate of 14.99%. This note is payable in March 2002.

Two lines of credit were assumed as part of the consideration for the December 2000 acquisition of a technology license and intellectual property. (See Note 5.) One line of credit was payable to Royal Bank of Canada for $34,014 U.S., and the second to T. D. Bank for $3,401 U.S.

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

NOTE  10  -  PREFERRED  STOCK

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock, which contains no voting privileges. Shareholders are entitled to cumulative dividends, and each share of preferred stock may be converted into the Company's common stock.

At December 31, 1999 and 1998, the Company had 1,250,000 shares of preferred stock issued and outstanding. This stock was designated as Series "A" Convertible Preferred Stock and was issued to a single investor. This stock has a par value of $0.001 per share and a stated value of $0.80 per share in liquidation and has preference over common stock in liquidation.

Each issued and outstanding share of Series "A" Convertible Preferred Stock was entitled to receive cumulative preferential dividends, payable in cash or common stock at the option of the Company, at the annual rate of $0.064 per share, payable quarterly.

On June 30, 2000, 100% of the Company's outstanding Series "A" Convertible Preferred Stock was converted to the Company's common stock. The conversion resulted in the issuance of 1,354,785 shares of the Company's common stock at an approximate conversion rate of one share of preferred stock for 1.08 shares of common stock. At December 31, 2000, the Company did not have any shares of preferred stock outstanding.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  11  -  COMMON  STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the year ended December 31, 1998, the Company issued 839,000 shares of its common stock of which 118,000 shares were issued for cash of $100,000, 621,000 shares were issued for services valued at $294,068, and 100,000 shares for the purchase of a subsidiary valued at $63,000.

During the year ended December 31, 1999, the Company issued 1,042,641 shares of its common stock of which 483,641 shares were issued for services valued at $162,110 and 559,000 shares were issued for cash of $348,750.

During the year ended December 31, 2000, the Company issued 3,437,957 shares of its common stock of which 1,329,602 shares were issued for cash of $1,158,000, 615,000 shares for prepaid consulting valued at $307,500, 593,355 for services valued at $296,678, 100,000 shares for a technology license (see Note 5) valued at $50,000, and 800,000 shares for debt valued at $400,000. A total of 1,480,000 shares were issued to officers, directors, or affiliates of the Company and are subject to transfer restrictions as defined by Rule 144 of the Securities Act of 1933.

In addition, 1,354,785 shares were issued for the conversion of 100% of the Company's Series "A" Convertible Preferred Stock. See Note 10.

NOTE  12  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS

During 1998, the Company authorized and issued a total of 650,000 options at an exercise price of $0.50 per share for employee compensation. The Company also issued a total of 400,000 options during 1998 as consideration for acquisitions. During 1999, the Company authorized and issued a total of 1,004,558 options at an exercise price of $0.50 for employee compensation. During 2000, the Company authorized and issued a total of 750,000 options at an average exercise price of $1.20 for investment funding, and 250,000 options at an average exercise price of $0.50 as compensation.

The  significant  characteristics  of  these  options are summarized as follows:

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2000, 1999 or 1998. The following reflect the Company's pro-forma net loss and net loss per share had the Company determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  12  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS  (CONTINUED)


                                                        Weighted
                                                          Average
                                  Number of              Exercise
                                    Shares                 Price
                                 -------------         -------------
Outstanding, January 1, 1998          300,000          $       2.00
     Granted                        1,150,000                  1.19
     Exercised                             -                   -
     Forfeited                             -                   -
     Expired                               -                   -
                                 -------------         -------------
Outstanding, December 31, 1998       1,450,000         $       1.36
                                 =============         =============
Exercisable, December 31, 1998       1,450,000         $       1.36
                                 =============         =============

Outstanding, January 1, 1999         1,450,000         $       1.36
     Granted                         1,004,558                 0.50
     Exercised                             -                   -
     Forfeited                             -                   -
     Expired                               -                   -
                                 -------------         -------------
Outstanding, December 31, 1999       2,454,558         $        1.01
                                 =============         =============
Exercisable, December 31, 1999       2,454,558         $        1.01
                                 =============         =============

Outstanding, January 1, 2000         2,454,558         $        1.01
     Granted                         1,000,000                  0.77
     Exercised                        (450,000)                 0.50
     Forfeited                             -                    -
     Expired                          (700,000)                 2.29
                                 -------------         -------------
Outstanding, December 31, 2000       2,304,558          $       0.74
                                 =============         =============
Exercisable, December 31, 2000       2,304,558          $       0.74
                                 =============         =============

At December 31, 2000 exercise prices for outstanding options ranged from $0.50 to $3.00. The weighted average contractual life remaining of such options was
2.3  years.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

                                      2000            1999             1998
                                 -------------    -------------    -------------

       Risk-free Interest Rate         5.25%            5.45%         5.23%
       Expected Life                   3 years          3 years       2.67 years
       Expected Volatility             105%             105%          160%

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  12  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS  (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                  December 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -------------    -------------    -------------
Net loss as reported             $ (1,322,123)    $ (1,253,395)    $ (1,690,187)
Adjustment required by SFAS 123      (287,273)        (524,890)        (177,517)
                                 -------------    -------------    -------------
Pro forma net loss               $ (1,609,396)    $ (1,778,285)    $ (1,867,704)
                                 =============    =============    =============
Pro forma net loss per share,
  Basic and diluted              $     (0.16)     $      (0.25)    $      (0.29)
                                 =============    =============    =============

NOTE  13  -  REPORTABLE  SEGMENTS

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

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  13  -  REPORTABLE  SEGMENTS  (CONTINUED)

Channel Freeze Technologies, Inc. generates revenue through the manufacture and sale of bulk freezing systems. Segment information for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                  December 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -------------    -------------    -------------
Revenues:
Nauticon, Inc.                   $     3,754     $      91,006     $    112,522
RealCold Products, Inc.              309,111           212,596          224,477
Technicold Services, Inc.             82,175            50,611          105,173
Rotary Power Enterprises, Inc.           -             187,025              -
Channel Freeze Technologies, Inc.        -                 -                -
Corporate                                -              21,165              -
                                 -------------    -------------    -------------
Total Revenues                   $    395,040     $    562,403     $    442,172
                                 =============    =============    =============
Operating  loss:
Nauticon, Inc.                   $    (33,331)    $   (290,569)    $   (461,212)
RealCold Products, Inc.              (504,144)        (243,429)         (79,689)
Technicold Services, Inc.            (109,771)           7,538           (5,943)
Rotary Power Enterprises, Inc.       (109,025)          (8,454)          (7,671)
Channel Freeze Technologies, Inc.    (215,808)        (313,801)             -
Corporate                            (439,575)        (351,227)      (1,241,776)
                                 -------------    -------------    -------------
Total Operating Loss             $ (1,411,654)    $ (1,199,942)    $ (1,796,291)
                                 =============    =============    =============

Identifiable  assets:
Nauticon, Inc.                   $    280,375     $    385,927     $    545,060
RealCold Products, Inc.               132,371          144,650           76,304
Technicold Services, Inc.             120,833          122,137          240,359
Rotary Power Enterprises, Inc.         75,386          129,992           96,563
Channel Freeze Technologies, Inc.     848,777          797,531              -
Ultimate Comfort Services             152,415              -                -
Corporate                             388,438            1,902        1,311,462
                                 -------------    -------------    -------------
Total Identifiable assets        $  1,998,595     $  1,582,139     $  2,269,748
                                 =============    =============    =============
Depreciation  and  amortization:
Nauticon, Inc.                  $      83,046     $     96,761     $     85,699
RealCold Products, Inc.                   900            2,419              440
Technicold Services, Inc.              12,090           12,090           12,163
Rotary Power Enterprises, Inc.            334              365              -
Channel Freeze Technologies, Inc.      57,124           70,040              -
Corporate                                 -                -              1,635
                                 -------------    -------------    -------------
Total  Depreciation  and
Amortization                     $    153,494     $    181,675     $     99,937
                                 =============    =============    =============

All of the Company's assets are held within the United States and all material revenue was generated within the United States.

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  13  -  REPORTABLE  SEGMENTS  (CONTINUED)

PowerCold's reportable segments are strategic business units that offer different products or services. They are managed separately because each business requires different technology and marketing strategies.

NOTE  14  -  CONCENTRATION  OF  RISK

During the year ended December 31, 1998, sales to one customer amounted to approximately $224,000.

NOTE  15  -INCOME  TAXES

The Company incurred net operating losses for income tax purposes of $719,000 , $778,000, and $1,055,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company utilized approximately $365,000 as a carryback to 1996 to reduce the federal tax provision in that year. The Company's net operating loss carryforwards for income tax purposes is approximately $2,929,000, which will expire on various dates through the year 2020.

NOTE  16  -LEASES

Capital  Lease
--------------
In 1999, the Company acquired a forklift, which was financed through a capital lease. This capital lease at December 31, 2000 and 1999 is payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of this capital lease for the years after December 31, 2000 are as follows:

Year          Amount
----     ------------

2001     $     2,762
2002           3,018
2003           3,298
2004           1,166
         ------------
Total    $    10,244
         ============

Operating  Lease
----------------
The Company leases certain sales offices, plant space, and equipment under operating lease agreements, which expire at various times throughout 2002. Total rent expense was $97,900, $95,322, and $100,902 in 2000, 1999 and 1998,
respectively.

Future  minimum  rental  commitments  as  of  December 31, 2000 were as follows:

Year  ending  December  31,
       2001     $     100,231
       2002            50,891
                -------------
                $     151,122
                =============

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  17  -  LITIGATION

Management of the Company is seeking to recoup damages from the former president and shareholder of Nauticon Inc. in connection with Nauticon Inc.'s acquisition by the Company. Related to this matter is the ownership of certain patents ($441,078 carrying value at December 31, 1998) and the amount of compensation owed to the former Nauticon Inc. shareholder ($88,600 accrued and included in accounts payable and accrued expenses at December 31, 1999 and 1998). The former Nauticon Inc. shareholder was granted options to purchase 133,763 shares of common stock of the Company at $1.50 per share (increasing to $2.00 per share before expiring in July 2000). Nauticon Inc. is a defendant in several lawsuits filed by suppliers. Nauticon Inc. denies any liability. Counsel has advised that it is not possible to project the outcome at this time. It is the opinion of management that this matter will not have a material adverse effect on the Company's financial position or results of operations.

On August 31, 2000, Nauticon Inc. and its former president agreed upon a full and final settlement of the lawsuit mentioned above. This settlement resulted in a gain for the Company of $88,600 which was recorded as other income.

NOTE  18  -  SUBSIDIARY  -  CHANNEL  FREEZE  TECHNOLOGIES,  INC.

On May 18, 1998, Channel Freeze Technologies, Inc. (CFTI) was formed as a wholly-owned subsidiary of the Company to accommodate the acquisition of intellectual property assets related to Channel Ice Technology. On September 15, 1998, the Company entered into an agreement to acquire eighty percent (80%) of the assets (primarily patients) of Channel Ice Technologies from SIR Worldwide LLC (SIR) for $850,000 and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years from the date of closing. After the Company made cash payments of $550,000 in 1998 and $100,000 in 1999, and the remaining acquisition liability was $200,000, at December 31, 2000. The agreement also required the Company to issue two-thirds of the stock of CFTI to SIR, which would leave the Company with only a one-third ownership in CFTI. The Board of Directors of the Company passed a resolution approving the issuance of two-third of the shares of stock of CFTI to SIR; however, the shares were never issued. The agreement provided the Company the ability to increase (buy back) their ownership interest (up to 80%) in CFTI by making additional payments totaling $5,950,000. For each $1 million dollars in Channel Ice Technology unit sales, PowerCold shall acquire an additional 1% equity interest in CFTI for each payment of $85,000, up to a maximum ownership interest by PowerCold in CFTI of 80%.

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

                            POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  18  -  SUBSIDIARY  - CHANNEL FREEZE TECHNOLOGIES, INC. (CONTINUED)

In 1998, the transaction was accounted for using the equity method of accounting since the Company only owned a one-third interest in CFTI (based solely on the Board approval of a resolution to issue two-third of CFTI's common stock to
SIR). Financial information for Channel Freeze Technologies, Inc. as of December 31, 1998, and three months then ended is summarized as follows:

Current assets               $     1,609
Non-current assets               836,869
                             ------------
Total assets                     838,478
Less: current liabilities         93,548
                             ------------
Equity                       $   744,930
                             ============
Net loss                     $   105,069
                             ============

Since 1999, the Company has maintained its investment in CFTI as a wholly owned subsidiary. The patent and intellectual property owned by the subsidiary is consolidated with the Company's other activities.

For the year ended December 31, 1998, $35,845 was included in the consolidated statement of operations as equity loss in unconsolidated affiliate.

NOTE  19  -  PRIOR  PERIOD  ADJUSTMENT

Accumulated deficit at the beginning of 1998 has been adjusted to correct an error made in a prior year. In 1997, the Company elected to carry back net operating losses on its income tax returns and calculated a preliminary income tax refund without taking into account alternative minimum tax. The preliminary refund calculation was overstated by $52,222, which caused an understatement of accumulated deficit. The error had no effect on net income for 1998.

NOTE  20  -  COMMITMENTS  AND  CONTINGENCIES

Officers  and  Directors  Compensation
--------------------------------------
See Note 4 relating to contingent compensation to Company directors and officers.

Accounts  Payable
-----------------
The Company has trade accounts payable that date back to 1996. Management had tried to contact these vendors to arrange settlement agreements. The amount in commitments and contingencies are the balances from vendors that could not be contacted or did not respond to management's correspondence.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POWERCOLD  CORPORATION


                                        /S/ Francis L. Simola
                                   By:  __________________________
                                        Francis  L.  Simola
                                        President  and  Chief  Executive Officer

                                   Dated:     March  26,  2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                        /s/ Francis L. Simola
                                   By:  __________________________
                                        Francis  L.  Simola
                                        Chairman  and  President
                                        Chief  Executive  Officer

                                   Dated:     March  26,  2001

                                        /s/ George C. Briley
                                   By:  __________________________
                                        George  C.  Briley
                                        Director  and  Secretary
                                        Chief  Technology  Officer

                                   Dated:     March  26,  2001

                                        /s/ H. Jack Kazmar
                                   By:  __________________________
                                        H  Jack  Kazmar
                                        Director  and  Treasurer
                                        Chief  Operating  Officer

                                   Dated:     March  26,  2001