Form 10QSB
period 2001-03-31
POWERCOLD CORP
filed 2001-05-10
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2001

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

Indicate the number of shares outstanding of the Registrant's Common Stock, par value $0.001 - 13,090,383 shares outstanding at March 31, 2001

                              POWERCOLD CORPORATION

                                AND SUBSIDIARIES

                                      INDEX
                                      -----




PART  I.     FINANCIAL  INFORMATION                                         PAGE

     ITEM  1:     FINANCIAL  STATEMENTS  (UNAUDITED)

          Consolidated Balance Sheets as of
          March  31,  2001  and  December  31,  2000.                          3

          Consolidated  Statement  of  Operations  for  Three
          Months  Ended  March  31,  2001  and  March  31,  2000.              4

          Consolidated  Statement  of  Changes  in  Stockholders'  Equity
          for  Three  Months  Ended  March  31,  2001  and March 31, 2000.     5

          Consolidated  Statement  of  Cash  Flows  for  Three
          Months  Ended  March  31,  2001  and  March  31,  2000.              6

          Notes  to  Consolidated  Financial Statements at March 31, 2001.     7

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

     ITEM  5.     OTHER  INFORMATION.

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.
















POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                  March 31,      December 31,
                                                    2001           2000
       ASSETS                                    (Unaudited)      (Audited)
                                                -------------   -------------
Current  assets:
  Cash and cash equivalents                     $     27,772    $    106,864
  Trade accounts receivable, net of allowance
    for doubtful accounts of $0 and $0,
    respectively                                     114,132          38,665
  Inventories                                        217,863         241,272
  Prepaid expenses and other current assets          352,500         307,500
                                                -------------   -------------
   Total current assets                              712,267         694,301
Deposits                                               8,970           7,705
Deferred loan costs                                   40,000             -
Property and equipment, net                           78,774          73,570
Patent rights and related technology, net          1,162,252       1,195,627
Goodwill, net                                         23,126          27,392
                                                -------------   -------------
     Total assets                               $  2,025,389    $  1,998,595
                                                =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Accounts payable and accrued expenses         $    188,259    $    195,460
  Account payable - related party                     13,348          10,567
  Deferred revenues                                   43,000             -
  Short-term borrowings                               42,508          43,328
  Commissions payable                                 50,623          42,240
  Advances from affiliate                             45,348          73,636
  Current installments of long-term debt             203,419         203,419
                                                -------------   -------------
   Total current liabilities                         586,505         568,650
Long-term  liabilities:
  Long-term debt, less current installments            6,826           6,826
  Convertible long-term debt                         140,000             -
                                                -------------   -------------
   Total long-term liabilities                       146,826           6,826
                                                -------------   -------------
   Total liabilities                                 733,331         575,476
Commitments and contingencies                        168,300         168,300
Stockholders'  equity:
  Convertible, preferred stock, series A
    $0.001 par value, 1,250,000 authorized, 0,
    1,250,000  and  1,250,000  shares
    issued and outstanding, respectively                 -               -
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 13,090,383 and 12,669,383
    shares issued and outstanding, respectively       13,091          12,669
  Additional paid-in capital                       8,421,724       8,252,727
  Amounts due from stockholders                       (9,500)         (9,500)
  Accumulated deficit                             (7,301,557)     (7,001,077)
                                                -------------   -------------
   Total stockholders' equity                      1,123,758       1,254,819
                                                -------------   -------------
Total liabilities and stockholders' equity      $   2,025,389   $  1,998,595
                                                =============   =============

                           Sequential  Page  3  of  14

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                        For the three
                                                      month periods ended
                                                 -----------------------------
                                                                 Restated
                                                  March 31,       March 31,
                                                     2001            2000
                                                 -------------   -------------
Revenues:
  Product sales                                  $    282,477    $     28,708
  Services                                             34,933          14,190
                                                 -------------   -------------
   Total revenue                                      317,410          42,898

Cost  of  revenues:
  Product sales                                       286,399          34,945
  Services                                              8,125           9,876
                                                 -------------   -------------
   Total cost of revenue                              294,524          44,821
                                                 -------------   -------------

Gross margin                                           22,886          (1,923)

Operating  expenses:
  Sales and marketing                                 130,716             -
  General and administrative                          186,453         295,352
  Depreciation and amortization                        39,062          33,195
                                                 -------------   -------------
   Total operating expenses                           356,231         328,547
                                                 -------------   -------------

Loss before other income (expense)                   (333,345)       (330,470)

Other  income  (expense)
  Interest and dividend income                          1,796             -
  Royalty income                                       44,785             -
  Other income                                            200             -
  Interest expense                                    (13,916)        (11,317)
  Other expense                                           -            (1,322)
                                                 -------------   -------------
   Total other income (expense)                        32,865         (12,639)
                                                 -------------   -------------

Loss before income tax                               (300,480)       (343,109)

Income tax expense                                        -               -
                                                 -------------   -------------

Net loss                                         $   (300,480)   $   (343,109)
                                                 =============   =============

Loss per common share, basic and diluted                (0.02)          (0.04)
                                                 =============   =============
Weighted average number of shares                  12,955,583       8,222,811
                                                 =============   =============



                        Sequential  Page  4  of  14

POWERCOLD  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
(UNAUDITED)
FOR  THE  THREE  MONTH  PERIODS  ENDED  MARCH  31,  2001  AND  2000  (RESTATED)


                                                                                                    Retained
                        Preferred Stock          Common Stock                          Amounts      Earinings
                    -------------------------  ------------------------  Additional    due from     (Accum-
                    Number of                  Number of                 Paid-in       Stock-        ulated
                    Shares       Amount        Shares         Amount     Capital        holders     Deficit)          Total
                    -----------  ------------  -----------  -----------  ------------  -----------  --------------  -----------
Balances at
 January 1, 2000   1,250,000  $   1,250   7,876,641  $   7,876  $ 6,044,092  $ (9,500)  $(5,629,660)  $ 414,058

Stock issued
  for cash               -          -       600,000        600      374,400       -             -       375,000

Stock issued
  for services           -          -       448,355        449      138,617       -             -       139,066

Net Income (loss)
  for the three
  month  period
  ended March
  31, 2000               -          -            -         -            -         -         (343,109)  (343,109)
                    -----------  ------------  -----------  -----------  ------------  -----------  --------------  -----------
Balances at
  March 31, 2000  1,250,000  $    1,250   8,924,996  $  8,925   $ 6,557,109  $ (9,500)  $ (5,972,769) $ 585,015
                  =========  ===========  =========  =========  ===========  =========  ============  ==========

Balances at
  January 1, 2001       -    $      -    12,669,383  $  12,669  $ 8,252,727  $ (9,500)  $(7,001,077)  $1,254,819

Stock issued
  in payment of
  issuance costs
  for shares sold
  in prior year         -           -       100,000        100         (100)      -             -            -

Stock issued
  for services          -           -       180,000        180       89,820       -             -         90,000

Stock issued
  for payment
  on accounts
  payable               -           -        35,000         35       26,383       -             -         26,418

Stock issued
  for payment
  of interest
  on convertible
  debt                  -            -       26,000         26       12,974       -             -         13,000

Stock issued
  for deferred
  loan costs            -            -       80,000         81       39,920       -             -         40,001

Net Income (loss)
  for the three
  month  period
  ended March
  31, 2001              -            -           -         -            -         -         (300,480)  (300,480)
                    -----------  ------------  -----------  -----------  ------------  -----------  --------------  -----------
Balances at
 March 31, 2001         -    $       -   13,090,383  $  13,091  $ 8,421,724  $ (9,500)  $ (7,301,557) $1,123,758
                  =========  ===========  =========  =========  ===========  =========  ============  ==========



                                  Sequential  Page  5  of  14

POWERCOLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                    March 31,      December 31,
                                                      2001           2000
                                                   (Unaudited)      (Audited)
                                                  -------------   -------------
Cash  flows  from  operating  activities:
  Net loss                                        $   (300,480)   $   (343,109)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                       39,062          33,195
    Issuance of common stock for services               90,000         139,065
  Issuance of common stock for current debt             26,419             -
  Issuance of common stock for interest on debt         13,000             -
  Issuance of common stock for deferred
    loan costs                                          40,000             -
Changes  in  assets  and  liabilities:
  Trade accounts receivable                            (75,467)         24,899
  Inventories                                           23,409             -
  Prepaid expenses and other current assets            (45,000)            -
  Deposits                                              (1,265)            -
  Deferred loan costs                                  (40,000)            -
  Accounts payable and accrued expenses                 (7,201)         86,280
  Accounts payable-related party                         2,781             -
  Deferred revenue                                      43,000             -
  Commissions payable                                    8,383             -
                                                  -------------   -------------
Net cash provided (used) by operating activities      (183,359)        (59,670)

Cash  flows  from  investing  activities:
  Purchase of property and equipment                    (6,625)            -
  Increase (decrease) in advance from affiliate        (28,288)         32,944
                                                  -------------   -------------
Net cash provided (used) by investing activities       (34,913)         32,944

Cash flows from financing activities:
  Payment of short-term borrowings                        (820)            -
  Proceeds from convertible long term debt             140,000             -
  Proceeds from issuance of shares under
     private placement                                     -           376,000
                                                  -------------   -------------
Net cash provided (used) by financing activities       139,180         376,000
                                                  -------------   -------------

Net increase (decrease) in cash and cash
  Equivalents                                           (79,092)       349,274
Cash and cash equivalents at beginning of period        106,864         14,464
                                                  -------------   -------------
Cash and cash equivalents at end of period        $     27,772    $    363,738
                                                  =============   =============

INTEREST PAID                                     $        810    $     11,317
NONCASH  OPERATING  ACTIVITIES:
Issuance of common stock for services             $     90,000    $    139,065
Issuance of common stock for current debt         $     26,419    $        -
Issuance of common stock for interest on debt     $     13,000    $        -
Issuance of common stock for deferred loan costs  $     40,000    $        -


                            Sequential  Page  6  of  14

POWERCOLD  CORPORATION                         Notes  to  Consolidated
AND  SUBSIDIARIES                              Financial  Statements  at
(Unaudited)                                    March  31,  2001
--------------------------------------------------------------------------------

The condensed consolidated financial statements of PowerCold Corporation and Subsidiaries included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, PowerCold Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in PowerCold Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2000.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of the management, are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results to be expected for a full year.









































                            Sequential  Page  7  of  14

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




                            Sequential  Page  8  of  14

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

ULTIMATE COMFORT SYSTEMS, INC. - was formed as a new Power Cold subsidiary effective January 1, 2001, to design, engineer, package and market a new patented technology for an energy efficient heating, ventilating and air conditioning (HVAC) system for commercial and office buildings. The Company licensed the technology from Energy Engineering, Inc. on an exclusive non-transferable basis. Steve Clark, president of Energy Engineering, Inc. was named president of Ultimate Comfort Systems, Inc.

The technology was developed and patented by Steve Clark and Montana Power Company who saw the need to reduce peak energy costs. The Wingate Inn in Bozeman, MT, one of 16 installed and proven significant energy cost saving commercial customers has actually experienced a 44% energy savings. The technology has received distinguished recognition in the energy field including a first place Commercial Buildings Award from the American Society of Heating Refrigeration and Air Conditioning Engineers (ASHRAE), the Department of Energy's Tomorrow's Energy Today Award and the 1999 Canadian Energy Award.

Combined with the company's current products, the new Ultimate Comfort System technology is expected to consistently reduce heating and air conditioning energy costs to customers by up to 40%. The primary market initially targeted for this technology is the hospitality industry, which includes hotels, motels and managed care facilities that can realize significant power cost-savings with PowerCold's air conditioning and heating equipment. PowerCold believes the market for this new HVAC technology includes over 1,000 new buildings planned for construction by major motel/hotel chains in the next three years.

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


                            Sequential  Page  9  of  14

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

ALTURDYNE ENERGY SYSTEMS - A PowerCold Company formed to support the marketing and manufacturing of natural gas engine driven water chillers. The Company also has a Strategic Alliance with Alturdyne for manufacturing and marketing their respective products. The added expertise of RealCold Products' engineering and manufacturing enhances the existing chiller business, where there are some Alturdyne 140 chiller systems installed.

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

RESULTS  OF  OPERATIONS  -  FIRST  QUARTER  2000

The Company's Consolidated Statements of Operations for the first quarter ended March 31, 2001 compared to the first quarter ended March 31, 2000:

Total Revenue for the three months period ended March 31, 2001 increased 739% to $317,410 from $42,898 for the same period ended March 31, 2000.

Operating Loss for the three months period ended March 31, 2001 increased 1% to $333,345 from $330,470 for the same period ended March 31, 2000O.

Net Loss for the three months period ended March 31, 2001 decreased 12% to $300,480 from $343,109 for the same period ended March 31, 2000.

Net Loss per share for the three months period ended March 31, 2001 decreased to $0.02 from $0.04 for the same period ended March 31, 2000.

Net loss per share was based on weighted average number of shares of 12,955,583 for March 31, 2001 compared to 8,222,811 for the same three-month period ended March 31, 2000.

The current quarter loss for sales and marketing and general and administrative operating expense was due to increased sales and marketing activity, and maintaining general Company operating overhead including additional specific engineering and marketing costs for the various product lines. The Company has restructured its operations to comply with its current productive product line of Evaporative Condensers. The company received a royalty payment from WittCold Systems for $44,785 for CO2 equipment sales.




                            Sequential  Page  10  of  14

Current revenue backlog pending some final purchase orders, as of March 31, 2001, was some $1,498,004. $608,936 of the Ultimate Comfort Systems hotel/motel equipment backlog will not be delivered until the fourth quarter due to new building construction. Management believes that product sales and revenues will continue to improve because of new marketing and sales support and new sales programs being implemented. Numerous proposals are continually being quoted to prospective customers for all product lines. Gross margins will continue to improve as the Company begins to capture economies of scale; sales volume increases and manufacturing production cycles shorten and overall production methods improve.

The Company's sales and revenue throughout year should continue to increase due to the increased volume of customer proposals for the newly designed Nauticon Evaporative Condenser Line of Products, which include EV Cool, air conditioning, EV Chill, chilled water, and EV Frig, refrigeration systems. Currently there are some $1.8M in customer sales proposal quotations for some 45 Nauticon units and chiller packages.

The Company has enhanced its Channel Freeze system design, which includes new features that simplifies standard product manufacture costs and provides the customer greater production capacity. The Company finally envisions a greater market opportunity with its newly designed product for freezing block ice and various food products. The Company has over $6M in sales proposal quotations out to customers.

Management believes that the new added subsidiary, Ultimate Comfort Systems will eventually become the largest major revenue producer for the Company. The initial target sales market is the hospitality industry: hotels/motels, nursing homes and extended care facilities. The hotel/motel industry is planning to build some 1,000 new buildings over the next three years. The Company currently has five on-going projects under contact or in engineering design for nearly $1M.

The Company's Consolidated Balance Sheet as of the second quarter ended March 31, 2001 compared to year end December 31, 200:

The Company's Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000 respectively: Total current assets increased to $712,267 for 2001 from $647,555 for 2000; Total assets increased to $2,025,389 for 2001 from $1.925,542 for 2000;; total liabilities decreased to $586,505 for 2001 from $1,339,527 for 2000; total stockholders' equity increased to $1,123,758 for 2001 and $586,015 for 2000; and the long term convertible debt increased to $140,000 for a total of $146,826.

The assets have remained relatively close since the first quarter of 2000. Asset fluctuation was due to changes in cash and inventory. The major decrease in liabilities was supported by a major reduction of accounts payable and advances from an affiliate. Commitments and contingencies of some $168,300 are from old outstanding accounts payable from the previous Nauticon operations. Management believes that these contingency debts will be written off over time.

Channel Freeze sales and revenue continues to be slow, because of the limited marketing experience and lack of product credibility in the marketplace. The Company has enhanced and built its new Channel Freeze system design, which includes new features that simplifies standard product manufacture costs and provides the customer greater production capacity. The Company finally envisions a greater market opportunity with its newly designed product for freezing block ice and various food products. Management believes that the product is now ready for customer delivery and acceptance and foresees an increase in new business.

                            Sequential  Page  11 of  14

Effective as January 1, 2001, the Company was granted the exclusive nontransferable United States license for all Technology developed and patented as a heating and air conditioning system, (U.S. Patent No. 5,183,102) known as the Integrated Piping System Technology. Ultimate Comfort Systems, Inc. was formed as a new Power Cold subsidiary effective January 1, 2001, to design, engineer, package and market the new patented technology for energy efficient heating, ventilating and air conditioning (HVAC) systems for commercial and office buildings.

The Company issued a total of 421,000 shares of new common restricted stock during the first quarter ending March 31, 2001 for services rendered the
Company: 100,000 shares issued for prior year private placement costs, 180,000 shares issued for consulting services, 35,000 shares issued for accounts payable, 26,000 shares issued for interest on convertible debt and 80,000 shares issued for deferred loan costs.

Historically the Company issues restricted common shares for private placement funding on a negotiated basis up to minimum of a 50% discount off the then current share price, and the Company also issues restricted common shares for expenses, payables and service rendered based on a discount up to a 50% off the share price within the quarter issued according to the value of the service.

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans for additional acquisitions and joint ventures for the near future. Management has implemented a new operating plan providing guidance for cash management and revenue growth. Also during the past few months the Company has raised limited private placement capital for current production cash requirements, and foresees continued private placement funding to meet production needs for the remainder of the year. The Company is also currently seeking investor proposals to obtain additional major financing to support its future growth plans and acquisitions.

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Effective March 30, 2001, for a twelve month period, the company has engaged Legg Mason Wood Walker, Incorporated, Corporate Finance, to serve as financial advisor to the Company for related investment banking services. In such capacity, Legg Mason shall be available for advice, and shall advise the Company with respect to such financial matters as the Company shall from time to time request, including matters relating to (a) capital raising, whether from institutional and other investors or lenders  or from the private placement of debt instruments or equity securities,
(b) public offerings of debt or equity securities, (c) the structure of debt or equity financings, (d) acquisitions and other business ventures, (e) stockholder and securities dealer relations, and(f) commercial banking relations.

SUBSEQUENT  EVENT:

The Company Board of Directors approved the nomination Joseph A. Lopez as its Chief Financial Officer and Director of the Company effective as of May 1, 2001.






                            Sequential  Page  12  of  14

Joseph Lopez currently provides merger, acquisition and leveraged buyout services to corporations and senior management teams as managing director of Rhoades & Associates, a company he formed in 1986. Lopez was previously managing director of AMEV Capital where he was responsible for generating, structuring and negotiating leveraged buyouts. Prior to his service with AMEV he was a partner and international coordinator of mergers and acquisitions for Deloitte Haskins & Sells (now Deloitte & Touche). Lopez also served as president of a $100 million transportation and warehousing company where he reorganized the administrative and financial functions and developed long range strategic objectives for the company. J Joseph Lopez received his BBA from Pace University and MBA from New York University.

PART  11.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

Management of the Company filed legal action against Sir WorldWide relating to the acquisition of the Channel Ice product and related patents. After a prolonged debate referencing the virtues of the Channel Ice product, the Company is seeking damages for product misrepresentation and breaches of the contract. The Company has incurred financial losses, since the asset acquisition in September 1998, because of product design and product credibility in the marketplace.

ITEM  2.     CHANGES  IN  SECURITIES

          None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          None.
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  Filed  April  2,  2001  -  Investment  Banker
          8-K  Filed  April  20,  2001  -  Chief  Financial  Officer


















                            Sequential  Page 13  of  14

                              POWERCOLD CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2001



SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POWERCOLD  CORPORATION



/s/ Francis L. Simola
-------------------------------------
FRANCIS  L.  SIMOLA
PRESIDENT  AND  CEO
DATE:  MAY  8.  2001