Form 10-Q/A
period 2001-03-31
POWERCOLD CORP
filed 2001-06-14
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                   FORM 10Q/A
                                 AMENDMENT NO. 1

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

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                    FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001


                                      INDEX
                                      -----




PART  I.     FINANCIAL  INFORMATION                                         PAGE

     ITEM  1:     FINANCIAL  STATEMENTS  (UNAUDITED)

          Accountant's Review Report                                           4

          Consolidated Balance Sheets                                          5

          Consolidated  Statements  of  Operations                             6

          Consolidated Statement of Changes in Stockholders' Equity            7

          Consolidated Statements  of Cash Flows                               8

          Notes  to  Consolidated  Financial Statements                       10

     ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.                      25



PART  II.   OTHER  INFORMATION                                                30

     ITEM  1.     LEGAL  PROCEEDINGS.                                         30

     ITEM  2.     CHANGES  IN  SECURITIES.                                    30

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.                         30

     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        30

     ITEM  5.     OTHER  INFORMATION.                                         30

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.                      30

Signtures                                                                     31

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                    FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001

PART I - Financial Information

Item 1 - Financial Statements





                              POWERCOLD CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001





                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111




                              POWERCOLD CORPORATION

                                TABLE OF CONTENTS

                                 March 31, 2001



ACCOUNTANTS  REVIEW  REPORT                                              1


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

     Consolidated  Statement  of  Stockholders' Equity (Deficit)         4

     Consolidated  Statements  of  Cash  Flows                           5


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                           6

To  the  Board  of  Directors
PowerCold  Corporation
Cibolo,  Texas


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of PowerCold Corporation as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of PowerCold Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated March 9, 2001. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

May  11,  2001

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                  March 31,      December 31,
                                                    2001           2000
       ASSETS                                    (Unaudited)      (Audited)
                                                -------------   -------------
Current  assets:
  Cash                                          $     27,773    $    106,864
  Trade accounts receivable, net of allowance        117,296          38,665
  Inventory                                          217,863         241,272
  Prepaid expenses                                   352,500         307,500
                                                -------------   -------------
   Total current assets                              715,432         694,301

Property and equipment, net                           78,774          73,570
Patent rights and related technology, net          1,164,792       1,195,627
Goodwill, net                                         36,935          27,392
Deposits                                               8,970           7,705
                                                -------------   -------------
     Total assets                               $  2,004,903    $  1,998,595
                                                =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Accounts payable and accrued expenses         $    195,852    $    195,460
  Account payable - related party                     13,349          10,567
  Deferred revenue                                    43,000             -
  Commissions payable                                 50,623          42,240
  Advances from affiliate                             45,348          73,636
  Notes payable                                       42,502          43,328
  Acquisition-related payable                        200,000         200,000
  Capital lease payable                                2,752           3,419
                                                -------------   -------------
   Total current liabilities                         593,426         568,650
                                                -------------   -------------

Long-term  liabilities:
  Notes payable, net of current portion              140,000             -
                                                -------------   -------------
  Capital lease payable, net of current portion        6,826           6,826
                                                -------------   -------------

Commitments and contingencies                        168,300         168,300

Stockholders'  equity:
  Convertible, preferred stock, series A
    $0.001 par value, 5,000,000 authorized, no
    shares issued and outstanding, respectively          -               -
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 13,090,383 and 12,669,383
    shares issued and outstanding, respectively       13,090          12,669
  Additional paid-in capital                       8,421,724       8,252,727
  Accumulated deficit                             (7,328,963)     (7,001,077)
  Stock subscriptions receivable                      (9,500)         (9,500)
                                                -------------   -------------
   Total stockholders' equity                      1,096,351       1,254,819
                                                -------------   -------------
Total liabilities and stockholders' equity      $  2,004,903    $  1,998,595
                                                =============   =============

         See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                      2001            2000
                                                   (Unaudited)     (Unaudited)
                                                 --------------  --------------
REVENUES
     Product  sales                              $     282,477   $      28,708
     Services                                           34,933          14,190
                                                 --------------  --------------
          Total  Revenues                              317,410          42,898

COST  OF  REVENUES                                     273,797          44,821
                                                 --------------  --------------
GROSS  PROFIT  (LOSS)                                  43,613           (1,923)
                                                 --------------  --------------

OPERATING  EXPENSES
     Sales  and  marketing                             50,794              -
     General  and  administrative                      223,541         295,352
     Depreciation  and  amortization                    39,062          33,195
                                                 --------------  --------------
          Total  Operating  Expenses                   313,397         328,547
                                                 --------------  --------------

LOSS  FROM  OPERATIONS                                (269,784)       (330,470)

OTHER  INCOME  (EXPENSES)
     Royalty  income                                    44,785             -
     Interest  income                                    1,996             -
     Interest  expense                                 (15,834)        (11,317)
     Financing  expense                                (40,000)            -
     Loss  on  impairment  of  assets                  (49,049)            -
     Other                                                 -            (1,322)
                                                 --------------  --------------
          Total  Other  Income  (Expenses)             (58,102)        (12,639)
                                                 --------------  --------------

LOSS  BEFORE  INCOME  TAX                             (327,886)       (343,109)

INCOME  TAX  EXPENSE                                       -               -
                                                 --------------  --------------
NET  LOSS                                        $    (327,886)  $    (343,109)
                                                 ==============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED         $       (0.03)  $       (0.04)
                                                 ==============  ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING,  BASIC  AND  DILUTED                 12,955,583       8,222,811
                                                 ==============  ==============









         See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENT  OF STOCKHOLDERS'  EQUITY


                        Preferred Stock          Common Stock                                                        Total
                    -------------------------  ----------------------==  Additional    Accum-        Stock           Stock-
                    Number of                  Number of                 Paid-in         ulated      Subscriptions    holders.
                    Shares       Amount        Shares         Amount     Capital        Deficit      Receivable      Equity
                    -----------  ------------  -----------  -----------  ------------  ------------  --------------  -----------
Balance,
Dec. 31, 1999     1,250,000  $   1,250    7,876,641  $   7,876  $6,044,092  $(5,681,882) $    (9,500)  $361,836
Stock issued for
  cash at an
  average of $0.87
  per  share            -          -      1,329,602      1,330   1,156,670          -            -    1,158,000
Stock issued as
  prepaid consulting
  fees at $0.50
  per  share            -          -        615,000        615     306,885          -            -      307,500
Stock issued for
  services at an
  average of $0.058
  per  share            -          -        593,355        593     296,085          -            -      296,678
Perferred stock
  converted to
  common stock
  at  par        (1,250,000)    (1,250)   1,354,785       1,355       (105)         -            -          -
Stock issued and
  options exercised
  in exchange for
  technology license
  at $0.50 per share    -          -        100,000         100     49,900          -            -       50,000
Stock issued and
  options exercised
  in exchange for
  debt at $0.50
  per share             -          -        800,000         800    399,200          -            -      400,000
Net loss for
  year ended
  Dec. 31, 2000         -          -            -           -          -     (1,319,195)         -   (1,319,195)
                    -----------  ------------  -----------  -----------  ------------  ------------  --------------  -----------
Balance,
 Dec. 31, 2000          -          -     12,669,383     12,669   8,252,727   (7,001,077)      (9,500)  1,254,819
Stock issued
  for consulting
  services, private
  placement services
  and accrued
  compensation
  at $0.50 per share    -          -        280,000       280      139,720          -            -       140,000
Cost of private
  placement             -          -            -         -        (50,000)         -            -     (50,000)
Stock issued
  as interest and
  financing fees at
  $0.50 per share       -          -        106,000       106       52,894          -            -       53,000
Stock issued in
  payment of account
  payable at $0.75
  per  share            -          -         35,000        35       26,383          -            -       26,418
Net loss for
  quarter ended
  March  31,  2001      -           -           -         -            -       (327,886)         -     (327,886)
                    -----------  ------------  -----------  -----------  ------------  ------------  --------------  -----------
Balance,
 March 31, 2001
  (unaudited)          -     $      -    13,090,383  $  13,090  $8,421,724  $(7,328,963) $   (9,500)  $1,096,351
                 ==========  ==========  ==========  =========  ==========  ===========  ===========  ==========



         See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                      2001            2000
                                                   (Unaudited)     (Unaudited)
                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                      $    (327,886)  $    (343,109)
  Adjustments to reconcile net loss to net cash
    used  in  operating  activities:
      Depreciation and amortization                     39,062          33,195
      Loss on impairment of intangible assets           49,049             -
      Issuance of common stock for services             20,000         139,065
      Issuance of common stock for current debt         26,418             -
      Issuance of stock for interest on debt            13,000             -
      Issuance of stock for financing expense           40,000             -
  (Increase) decrease  in  assets:
    Accounts  receivable                               (78,631)         24,899
    Inventories                                         23,409             -
    Prepaid expenses and other current assets          (45,000)            -
  Increase (decrease) in liabilities:
    Accounts  payable  and  accrued  expenses            4,997          86,280
    Accounts  payable,  related  party                   2,781             -
    Deferred  revenue                                   43,000             -
    Commissions  payable                                 8,383             -
    Deposits                                            (1,265)            -
                                                 --------------  --------------
Net  cash  used  in  operating  activities            (182,683)        (59,670)
                                                 --------------  --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase  of  property  and  equipment                (6,625)            -
  Payments  on  capital lease                             (667)            -
  Cash  payments  to  affiliate                        (43,290)            -
  Proceeds  from  advance  from  affiliate              15,000          32,944
                                                 --------------  --------------
Net cash provided by (used in) investing
  Activities                                           (35,582)         32,944
                                                 --------------  --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds  from  borrowing                            140,000             -
  Repayment  of  short-term  borrowings                   (826)            -
  Proceeds from issuance of shares under
    private  placement                                     -           376,000
                                                 --------------  --------------
Net cash provided by (used in) financing
  Activities                                           139,174         376,000
                                                 --------------  --------------
Net  increase  (decrease)  in  cash                    (79,091)        349,274

Cash  at  beginning  of  year                          106,864          14,464
                                                 --------------  --------------
Cash  at  end  of  period                        $      27,773   $     363,738
                                                 ==============  ==============




         See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (continued)


                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                      2001            2000
                                                   (Unaudited)     (Unaudited)
                                                 --------------  --------------

Supplemental  cash  flow  information:
      Interest  paid                             $         -     $      11,317
                                                 ==============  ==============
      Income  taxes paid                         $         -     $         -
                                                 ==============  ==============

NON-CASH  TRANSACTIONS:
  Issuance of common stock as prepayment for
    consulting  services                         $      45,000   $         -

  Issuance of common stock for services          $      20,000   $     139,065

  Issuance of stock for financing and
    interest expense                             $      53,000   $        -

  Issunace of stock for satisfaction of
    accounts  payable                            $      26,418   $        -

  Issuance of stock for accrued wages            $      25,000   $        -

  Issuance of stock for private placement costs  $      50,000   $        -






























See accompanying notes and accountant's review report.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 5,501,269) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various nonfood products. This process was accomplished by using a circulating cryogenic liquid in a closed pressurized vessel system. The patent acquisition was made in exchange for 2,414,083 shares of the company's common stock. Two directors of the Company were also directors of the company selling the patent rights.

On August 4, 1995, the Company acquired Nauticon, Inc., including its related technology and assets for 900,000 shares and 300,000 options (expired July 31, 2000) of the Company's stock. The assets currently include U.S. Patent No. 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and U.S. Patent No. 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit.

On May 18, 1998, the Company incorporated a wholly owned subsidiary, Channel Freeze Technologies, Inc., to acquire intellectual property rights of Channel Ice Technologies. The Company has produced its first unit with this technology (see Note 16) and is awaiting its sale.

The Company formed Alturdyne Energy Systems, Inc. in September 1999 to support the natural gas engine driven water chiller business. Subsequently, the entity has not been in operation because of lack of operating capital.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the period ended March 31, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 12.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2001

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 7.

Concentration  of  Credit  Risk
-------------------------------
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2000, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $6,864.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. At March 31, 2001, the Company concluded that all of the unamortized goodwill associated with its purchase of Rotary Power was impaired and, accordingly, recognized a loss on impairment of $49,049.

The Company does not believe any other adjustments are needed to the carrying value of its assets at March 31, 2001.

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

Bad  Debts
----------
The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2000, the allowance for doubtful accounts was $6,478. At March 31, 2001, this amount was reclassified to bad debt expense.

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Earnings  Per  Share
--------------------
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2001, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  3  -  GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and the Company has used substantial amounts of working capital in its operations. At March 31, 2001, intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in Note 5. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior year's acquisitions and the acquisition of Ultimate Comfort Systems technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

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

During 2000, Simco converted $400,000 of its loans to the Company into 800,000 shares of the Company's common stock. See Note 10.

The Company's directors receive an annual payment of $2,500 for directors' fees. Two of the Company's officers are entitled to receive a minimum commission of 2% but not to exceed 5% on any direct sales of the Company. A third officer is entitled to receive the highest of 3% commission on the Company's gross revenues or 5% on the Company's gross operating profits, or $10,000 per month. These employees also have the option to purchase shares of common restrictive stock of the Company at 50% of bid price 30 days after receiving payments for these services. In order to obtain these benefits, the employees must perform services for a period of three years effective on date of agreement or receive a pro rata share based on years of service. No additional commissions were accrued related to the agreements at December 31, 2000, 1999 and 1998.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  5  -  ACQUISITIONS

Acquisition  of  Heating  and  Air  Conditioning  System  Technology
--------------------------------------------------------------------
On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferrable United States transfer rights to the technology and all related assets. In this transaction, the Company paid $65,000 cash, assumed two lines of credit (see Note 8), forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock (see Note 10), granted 150,000 of stock options at $1.00 per share (see Note 11), and agreed to the payment of royalties at no more than $3,000 per month for one year. In addition, the Company hired the seller of the technology for an annual salary of $70,000, with annual renewals, based upon performance as defined within the purchase agreement. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems.

Acquisition  of  Rotary  Power  Enterprise,  Inc.
-------------------------------------------------
Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc. Rotary Power Enterprise, Inc. was formed during 1998 for the purpose of developing a new product line for PowerCold. The acquisition resulted in goodwill of $65,399, which has been impaired at March 31, 2001. See
Note  2.

NOTE  6  -  INVENTORY

Inventories  at  March  31, 2001 and December 31, 2000 consist of the following:

                            March 31, 2001         December 31, 2000
                            --------------         -----------------

Materials inventory         $     109,442          $     132,851
Finished goods inventory          108,421                108,421
                            --------------         -----------------
                            $     217,863          $     241,272
                            ==============         =================

Finished goods inventory consists of the specialized quick freezing unit of the Company's Channel Freeze Technology, Inc. subsidiary.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  7  -  PROPERTY,  EQUIPMENT  AND  INTANGIBLES

Property  and  equipment  is  summarized  as  follows:

                                 March 31, 2001       December 31, 2000
                                 --------------       -----------------

Machinery and equipment          $     93,966          $     87,342
Prototypes and molds                   71,030                71,030
Furniture and fixtures                  7,614                 7,614
                                 --------------       -----------------

Total Property and Equipment          172,610               165,986

Less: Accumulated Depreciation         93,836                92,416
                                 --------------       -----------------

Net Property and Equipment       $     78,774         $      73,570
                                 ==============       =================

Depreciation expense for the three months ended March 31, 2001 and year ended December 31, 2000, was $1,420 and $7,616, respectively.

The  Company's  intangible  assets  are  summarized  as  follows:

                                 March 31, 2001       December 31, 2000
                                 --------------       -----------------

Patents and related technology   $   1,684,001        $     1,684,001
Goodwill                               105,269                105,269
                                 --------------       -----------------

Total Intangibles                    1,789,270              1,789,270

Less:  Accumulated Amortization        587,543                566,251
                                 --------------       -----------------

Net Intangibles                  $   1,201,727        $     1,223,019
                                 ==============       =================

NOTE  8  -  NOTES  PAYABLE

At  March  31,  2001,  notes  payable  consisted  of  the  following:

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  9  -  PREFERRED  STOCK

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

On June 30, 2000, 100% of the Company's outstanding Series "A" Convertible Preferred Stock was converted to the Company's common stock. The conversion resulted in the issuance of 1,354,785 shares of the Company's common stock at an approximate conversion rate of one share of preferred stock for 1.08 shares of common stock. At December 31, 2000 and at March 31, 2001, the Company did not have any shares of preferred stock outstanding.

NOTE  10  -  COMMON  STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the three months ended March 31, 2001, the Company issued 280,000 shares of common stock at $0.50 per share for consulting and other services and as compensation, 106,000 shares of common stock at $0.50 for financing fees of $40,000 and interest of $13,000, and issued 35,000 shares of common stock at $0.75 per share to satisfy outstanding debt.

During the year ended December 31, 2000, the Company issued 4,792,742 shares of its common stock of which 1,329,602 shares were issued for cash of $1,158,000, 615,000 shares for prepaid consulting valued at $307,500, 593,355 for services valued at $296,678, 100,000 shares for a technology license (see Note 5) valued at $50,000, and 800,000 shares for debt valued at $400,000. A total of 1,480,000 shares were issued to officers, directors, or affiliates of the Company and are subject to transfer restrictions as defined by Rule 144 of the Securities Act of 1933. In addition, 1,354,785 shares were issued for the conversion of 100% of the Company's Series "A" Convertible Preferred Stock. See
Note  9.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  11  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS

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

The  significant  characteristics  of  these  options are summarized as follows:

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2000 and 1999. The following reflect the Company's pro-forma net loss and net loss per share had the Company determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123.
                                     Number of Shares   Weighted Average
                                     Under Option       Exercise Price
                                     ----------------   ----------------
Exercisable, December 31, 1999             2,454,558    $        1.01
                                     ================   ================
Outstanding, January 1, 2000               2,454,558    $        1.01
     Granted                               1,000,000             0.77
     Exercised                              (450,000)            0.50
     Forfeited                                   -               -
     Expired                                (700,000)            2.29
                                     ----------------   ----------------
Outstanding, March 31, 2001                2,304,558    $        0.74
                                     ================   ================
Exercisable, March 31, 2001                2,304,558    $        0.74
                                     ================   ================

At March 31, 2001, exercise prices for outstanding options ranged from $0.50 to $3.00. The weighted average contractual life remaining of such options was 2.3 years.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

                                               2000
                                           -----------
          Risk-free Interest Rate             5.25%
          Expected Life                      3 years
          Expected Volatility                 105%

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  11  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS  (CONTINUED)

Pro forma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                       December 31, 2000
                                       -----------------

      Net loss as reported             $    (1,322,123)
      Adjustment required by SFAS 123         (287,273)
                                       -----------------

      Pro forma net loss               $    (1,609,396)
                                       =================

      Pro forma net loss per share,
        Basic and diluted              $         (0.16)
                                       =================

NOTE  12  -  REPORTABLE  SEGMENTS

PowerCold currently has six reportable segments: Nauticon Inc., RealCold Products, Inc., Technicold Services, Inc., Rotary Power Enterprise, Inc., Channel Freeze Technologies, Inc., and Ultimate Comfort Systems, Inc. Nauticon Inc. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration technicians and supervisors. RealCold Products, Inc. designs and produces unique products for the refrigeration industry. Rotary Power
Enterprise, Inc. provides customized rotary engines to power a variety of chiller and refrigeration systems. Channel Freeze Technologies, Inc. generates revenue through the manufacture and sale of bulk freezing systems. Ultimate Comfort Systems, Inc. holds the technology rights, patent rights and license agreement for an integrated piping technology for heating and air conditioning systems. Ultimate Comfort Systems, Inc. also provides consulting services related to this technology.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  12  -  REPORTABLE  SEGMENTS  (CONTINUED)

Segment information for the three months ended March 31, 2001 and for the year ended December 31, 2000 are as follows:

                                          March 31, 2001       December 31, 2000
                                          --------------       -----------------
Revenues:
  Ultimate Comfort Systems, Inc.          $     209,965        $            -
  Nauticon, Inc.                                    -                     3,754
  RealCold Products, Inc.                        95,251                 309,111
  Technicold Services, Inc.                      12,194                  82,175
  Rotary Power Enterprises, Inc.                    -                       -
  Channel Freeze Technologies, Inc.                 -                       -
  Corporate                                         -                       -
                                          --------------       -----------------
    TOTAL REVENUES                        $     317,410        $        395,040
                                          ==============       =================
Operating  income  (loss):
  Ultimate Comfort Systems, Inc.          $       6,752        $            -
  Nauticon, Inc.                                (18,692)                (33,331)
  RealCold Products, Inc.                      (201,303)               (504,144)
  Technicold Services, Inc.                       2,642                (109,771)
  Rotary Power Enterprises, Inc.                (43,927)               (109,025)
  Channel Freeze Technologies, Inc.             (25,489)               (215,808)
  Corporate                                     (10,233)               (439,575)
                                          --------------       -----------------
    TOTAL OPERATING LOSS                  $    (269,784)       $     (1,411,654)
                                          ==============       =================
Identifiable  assets:
  Ultimate Comfort Systems, Inc.          $     200,880        $        152,415
  Nauticon, Inc.                                297,659                 280,375
  RealCold Products, Inc.                       158,078                 132,371
  Technicold Services, Inc.                      54,089                 120,833
  Rotary Power Enterprises, Inc.                 80,027                  75,386
  Channel Freeze Technologies, Inc.             834,496                 848,777
  Corporate                                     379,674                 388,438
                                          --------------       -----------------
    TOTAL IDENTIFIABLE ASSETS             $   2,004,903        $      1,998,595
                                          ==============       =================

Depreciation  and  amortization:
  Ultimate Comfort Systems, Inc.          $       2,648        $            -
  Nauticon, Inc.                                 18,403                  83,046
  RealCold Products, Inc.                           642                     900
  Technicold Services, Inc.                       3,023                  12,090
  Rotary Power Enterprises, Inc.                     65                     334
  Channel Freeze Technologies, Inc.              14,281                  57,124
  Corporate                                         -                       -
                                          --------------       -----------------
TOTAL DEPRECIATION AND AMORTIZATION       $      39,062        $        153,494
                                          ==============       =================

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  12  -  REPORTABLE  SEGMENTS  (CONTINUED)

All of the Company's assets are held within the United States and all material revenue was generated within the United States.

PowerCold's  reportable  segments  are  strategic   business  units  that  offer
different products or services. They are managed separately because each business requires different technology and marketing strategies.

NOTE  13  -INCOME  TAXES

The Company incurred net operating losses for income tax purposes of $719,000, $778,000, and $1,055,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company utilized approximately $365,000 as a carryback to 1996 to reduce the federal tax provision in that year. The Company's net operating loss carryforwards for income tax purposes are approximately $2,929,000, which will expire on various dates through the year 2020. At March 31, 2001, the Company's net operating losses increased by approximately $327,000.

NOTE  14  -LEASES

Capital  Lease
--------------
In 1999, the Company acquired a forklift, which was financed through a capital lease. This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of this capital lease for the years after March 31, 2001 are as follows:

                              Year          Amount
                              ----          ------

                              2001          $2,094
                              2002           3,018
                              2003           3,298
                              2004           1,166
                                            ------

                                 Total      $9,576
                                            ======

Operating  Leases
-----------------
The Company leases certain sales offices, plant space, and equipment under operating lease agreements, which expire at various times throughout 2002. Total rent expense for the year ended December 31, 2001 was $100,231 and for the three months ended March 31, 2000 was $25,058.

Future  minimum  rental  commitments  as  of  March  31,  2001  were as follows:

                               Year ending December 31,
                                         2001              $   100,231
                                         2002                   50,891
                                                           ------------
                                                           $   151,122
                                                           =============

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  15  -  LITIGATION

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


NOTE  16  -  SUBSIDIARY  -  CHANNEL  FREEZE  TECHNOLOGIES,  INC.

On May 18, 1998, Channel Freeze Technologies, Inc. (CFTI) was formed as a wholly-owned subsidiary of the Company to accommodate the acquisition of intellectual property assets related to Channel Ice Technology. On September 15, 1998, the Company entered into an agreement to acquire eighty percent (80%) of the assets (primarily patents) of Channel Ice Technologies from SIR Worldwide LLC (SIR) for $850,000 and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years from the date of closing. After the Company made cash payments of $550,000 in 1998 and $100,000 in 1999, the remaining acquisition liability was $200,000 at December 31, 2000. The agreement also required the Company to issue two-thirds of the stock of CFTI to SIR, which would leave the Company with only a one-third ownership in CFTI. The board of directors of the Company passed a resolution approving the issuance of two-third of the shares of stock of CFTI to SIR; however, the shares were never issued. The agreement provided the Company the ability to increase (buy back) their ownership interest (up to 80%) in CFTI by making additional payments totaling $5,950,000. For each $1 million dollars in Channel Ice Technology unit sales, PowerCold shall acquire an additional 1% equity interest in CFTI for each payment of $85,000, up to a maximum ownership interest by PowerCold in CFTI of 80%.

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  17  -  COMMITMENTS  AND  CONTINGENCIES

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

Royalty  Agreement
------------------
See  Note  5  regarding  December  1,  2000  royalty  agreement.

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                    FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001

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

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                    FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001

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

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                   FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001

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

Operating Loss for the three months period ended March 31, 2001 decreased 18% to $269,784 from $330,470 for the same period ended March 31, 2000O.

Net Loss for the three months period ended March 31, 2001 decreased 4% to $327,886 from $343,109 for the same period ended March 31, 2000.

Net Loss per share for the three months period ended March 31, 2001 decreased to $0.03 from $0.04 for the same period ended March 31, 2000.

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

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                     FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001

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

The Company's Consolidated Balance Sheet as of the second quarter ended March 31, 2001 compared to year end December 31, 200:

The Company's Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000 respectively: Total current assets increased to $715,432 for 2001 from $647,555 for 2000; Total assets increased to $2,004,903 for 2001 from $1,925,542 for 2000; total liabilities decreased to $593,426 for 2001 from $1,339,527 for 2000; total stockholders' equity increased to $1,096,351 for 2001 and $586,015 for 2000; and the long term convertible debt increased to $140,000 for a total of $146,826.

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

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                     FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001

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

Effective March 30, 2001, for a twelve month period, the company has engaged Legg Mason Wood Walker, Incorporated, Corporate Finance, to serve as financial advisor to the Company for related investment banking services. In such capacity, Legg Mason shall be available for advice, and shall advise the Company with respect to such financial matters as the Company shall from time to time request, including matters relating to (a) capital raising, whether from institutional and other investors or lenders or from the private placement of debt instruments or equity securities, (b) public offerings of debt or equity securities, (c) the structure of debt or equity financings, (d) acquisitions and other business ventures, (e) stockholder and securities dealer relations, and
(f)  commercial  banking  relations.

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                     FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001

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

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  Filed  April  2,  2001  -  Investment  Banker
          8-K  Filed  April 20,  2001  -  Chief Financial Officer

                       POWERCOLD CORPORATION AND SUBSIDARIES
                                     FORM 10Q/A
                        FOR THE PERIOD ENDED MARCH 31, 2001




SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POWERCOLD  CORPORATION



/s/ Francis L. Simola
-------------------------------------
FRANCIS  L.  SIMOLA
PRESIDENT  AND  CEO
DATE:  JUNE 11,  2001