Form 10-Q
period 2001-06-30
POWERCOLD CORP
filed 2001-08-13
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2001

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

Indicate the number of shares outstanding of the Registrant's Common Stock, par value $0.001 - 13,895,299 shares outstanding at June 30, 2001

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001


                                      INDEX
                                      -----

                                                                           PAGE

PART  I.     FINANCIAL  INFORMATION

     ITEM  1:     CONSOLIDATED  FINANCIAL  STATEMENTS                         3

     TABLE  OF  CONTENTS:

          Accountants  Review  Report                                         4

          Consolidated  Balance  Sheets                                       5

          Consolidated  Statement  of  Operations                             6

          Consolidated  Statement  of  Stockholders'  Equity                  7

          Consolidated  Statement  of  Cash  Flows                            8

          Notes  to  Consolidated  Financial  Statements                      10

     ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.                      24


PART  II.   OTHER  INFORMATION                                                30

     ITEM  1.     LEGAL  PROCEEDINGS.

     ITEM  2.     CHANGES  IN  SECURITIES.

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM  5.     OTHER  INFORMATION.

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          SIGNATURES                                                         31

                              POWERCOLD CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001








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

                                  June 30, 2001



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

     Consolidated  Statements  of  Cash  Flows                           5


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                           6

To  the  Board  of  Directors
PowerCold  Corporation
Cibolo,  Texas


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of PowerCold Corporation as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six months then ended. All information included in these financial statements is the representation of the management of PowerCold Corporation.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

August  7,  2001

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

                                           June 30, 2001    December 31, 2000
                                            (Unaudited)
                                           -------------    -----------------
ASSETS
CURRENT  ASSETS
  Cash                                     $     40,435     $        106,864
  Trade accounts receivable                      93,260               38,665
  Inventory                                     222,672              241,272
  Prepaid expenses                              237,396              307,500
                                           -------------    -----------------
    Total current assets                        593,763              694,301
Property and equipment, net                      78,160               73,570
Patent rights and related technology, net     1,128,876            1,195,627
Goodwill, net                                    36,844               27,392
Investments                                   1,455,000                  -
Deposits                                          8,970                7,705
                                           -------------    -----------------
     TOTAL ASSETS                          $  3,301,613     $      1,998,595
                                           =============    =================
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES
  Accounts payable and accrued expenses    $    176,853     $        195,460
  Account payable - related party                12,272               10,567
  Customer deposits                              80,900                  -
  Commissions payable                            62,603               42,240
  Advances from affiliate                        63,940               73,636
  Notes payable                                  40,545               43,328
  Acquisition-related payable                   200,000              200,000
  Capital lease payable                           2,887                3,419
                                           -------------    -----------------
    Total current liabilities                   640,000              568,650
LONG-TERM  LIABILITIES:
  Capital lease payable, net of
    current portion                               6,007                6,826
  Notes payable, net of current portion         165,000                  -
                                           -------------    -----------------
    Total long-term liabilities                 171,007                6,826
                                           -------------    -----------------
      TOTAL LIABILITIES                         811,007              575,476
COMMITMENTS AND CONTINGENCIES                   168,300              168,300
STOCKHOLDERS'  EQUITY
  Convertible, preferred  stock, Series A
    $0.001 par value, 5,000,000 authorized,
    no shares issued and outstanding                -                    -
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 13,895,299 and
    12,669,383 shares issued and outstanding     13,896               12,669
  Additional paid-in capital                  8,899,419            8,252,727
  Stock subscriptions receivable                 (9,500)              (9,500)
  Accumulated deficit                        (8,036,509)          (7,001,077)
  Accumulated other comprehensive
    income (loss)                             1,455,000                  -
                                           -------------    -----------------
      TOTAL STOCKHOLDERS' EQUITY              2,322,306            1,254,819
                                           -------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  3,301,613     $      1,998,595
                                           =============    =================

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended                Six Months Ended
                           ------------------------------  ------------------------------
                                            June 30, 2000                  June 30, 2000
                           June 30, 2001     (Restated)    June 30, 2001     (Restated)
                            (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)
                           --------------  --------------  --------------  --------------
REVENUES
  Product  sales           $     109,241   $      63,818   $     356,245   $      92,526
  Services                        24,747             -            67,853          14,190
                           --------------  --------------  --------------  --------------
Total  revenue                   133,988          63,818         424,098         106,716

COST  OF  REVENUES                92,110          40,754         241,801          85,575
                           --------------  --------------  --------------  --------------
GROSS  MARGIN                     41,878          23,064         182,297          21,141

OPERATING  EXPENSES
  Sales  and  marketing          499,785             -           630,501             -
  General and administrative     213,108         150,098         504,221         445,450
  Depreciation and amortization   37,836          15,863          75,263          49,058
                           --------------  --------------  --------------  --------------
Total Operating Expenses         750,729         165,961       1,209,985         494,508
                           --------------  --------------  --------------  --------------

LOSS  BEFORE  INCOME  TAX       (708,851)       (142,897)     (1,027,688)       (473,367)

OTHER  INCOME  TAX  (EXPENSE)
  Royalty  income                    -               -            44,785             -
  Interest  income                 1,197             -             3,193             -
  Interest  expense                  108            (667)        (15,726)        (11,984)
  Financing  expense                 -               -           (40,000)            -
  Other  expense                     -               -               -            (1,322)
                           --------------  --------------  --------------  --------------
Total Other Income (Expense)      1,305             (667)         (7,748)        (13,306)
                           --------------  --------------  --------------  --------------

LOSS BEFORE INCOME TAX          (707,546)       (143,564)     (1,035,436)       (486,673)

INCOME  TAX  EXPENSE                 -           (52,222)            -           (52,222)
                           --------------  --------------  --------------  --------------
NET  LOSS                       (707,546)       (195,786)     (1,035,436)       (538,895)

OTHER  COMPREHENSIVE  INCOME
  Unrealized gain on
    investment in securities   1,455,000             -         1,455,000             -
                           --------------  --------------  --------------  --------------
COMPREHENSIVE  INCOME      $     747,454   $    (195,786)  $     419,564   $    (538,895)
                           ==============  ==============  ==============  ==============
LOSS PER COMMON SHARE,
  BASIC AND DILUTED        $       (0.05)  $       (0.01)  $       (0.08)  $       (0.05)
                           ==============  ==============  ==============  ==============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       13,560,305      9,871,389       13,259,614      10,186,853
                           ==============  ==============  ==============  ==============

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                        Preferred Stock        Common Stock                                  Retained      Accumulated
                    ---------------------- ---------------------== Additional   Stock        Earnings      Other Comp=
                    Number of               Number of              Paid-in      Subscription (Accumulated   rehensive
                    Shares       Amount     Shares        Amount   Capital      Receivable   Deficit)      Income(Loss)    Total
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
December 31, 1999    1,250,000  $    1,250   7,876,641 $    7,876  $ 6,044,092  $    (9,500) $ (5,681,882  $      -     $  361,836

Stock issued for
  cash at an average
   of $0.87 per share      -           -     1,329,602      1,330     1,156,670         -              -          -      1,158,000

Stock issued for
  prepaid consulting
  fees at $0.50 per share  -           -       615,000        615      306,885          -              -          -        307,500

Stock issued for
  services at an
  average of $0.58
  per share                -           -       593,355        593     296,085           -              -          -        296,678

Preferred stock
  converted to
  common stock
  at par            (1,250,000)     (1,250)  1,354,785      1,355        (105)          -              -          -            -

Stock issued and
  options exercised
  in exchange for
  technology
  license at $0.50
  per share               -            -       100,000        100       49,900          -              -          -         50,000

Stock issued and
  options exercised
  in  exchange  for
  debt at $0.50
  per share                -           -       800,000        800      399,200          -              -          -        400,000

Net loss for the
 year ended 12-31-00       -           -           -          -            -            -      (1,319,195)        -     (1,319,195)
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
  December 31, 2000        -           -    12,669,383     12,669    8,252,727       (9,500)   (7,001,077)        -      1,254,819
Stock issued for cash
   at an average of
  $0.69 per share          -           -       491,666        492      337,008          -             -           -        337,500
Stock issued for
  consulting  services,
  private placement services
  and accrued compensation
  at $0.50 per share       -           -       546,250        547      272,579          -             -          -         273,126
Cost of private placement  -           -           -          -        (65,625)         -             -          -         (65,625)
Stock issued as interest
  and financing fees at
  $0.50 per share          -           -       108,000        108        53,892         -             -          -          54,000
Stock issued in
  payment of prepaid rent
  at $0.50 per share       -           -        45,000         45        22,455         -             -          -          22,500
Stock issued in payment
  of account payable at
  $0.75 per share         -            -        35,000         35        26,383         -             -          -          26,418
Net loss for the six month
  period ended 6-30-01    -            -           -          -             -           -      (1,035,432)       -      (1,035,432)
Unrealized gain on
  available for sal
 e securities             -            -           -          -             -           -             -    1,455,000     1,455,000
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
 June 30, 2001
 (Unaudited)              -           -    13,895,299  $   13,896  $ 8,899,419  $   (9,500)  $(8,036,509)  $1,455,000   $ 2,322,306
                    =========== ========== =========== =========== ============ ============ ============= ============ ===========












See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF CASHFLOWS
                                                    For the Six Months Ended
                                                 ------------------------------
                                                    June 30,     June 30, 2000
                                                      2001       (Restated)
                                                  (Unaudited)    (Unaudited)
                                                 --------------  --------------
CASH  FLOW  FROM  OPERATING  ACTIVITIES:
  Net loss                                       $  (1,035,432)  $    (538,895)
  Adjustments to reconcile net income
  (loss) to net cash provided  by (used by)
  operating  activities:
    Depreciation and amortization                       75,263          49,058
    Issuance of common stock for services              207,501         139,065
    Issuance of common stock for current debt           26,418             -
    Issuance of common stock for interest
       on debt                                          14,000             -
    Issuance of common stock for financing
      Expense                                           40,000             -
  (Increase)  decrease  in  assets:
    Accounts receivable                                (54,595)         69,932
    Inventories                                         18,600             -
    Prepaid expenses and other current assets           77,888             -
    Deposits                                            (1,265)            -
    Refundable income taxes                                             52,222
  Increase  (decrease)  in  liabilities:
    Accounts payable and accrued expenses              (18,607)       (104,776)
    Accounts payable-related party                       1,705          (1,312)
    Deferred revenue                                    80,900             -
    Commissions payable                                 20,363             -
                                                 --------------  --------------
Net cash provided by (used by) operating
   activities                                         (547,261)       (334,706)
                                                 --------------  --------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase of property and equipment                    (7,838)            -
                                                 --------------  --------------
Net cash provided by (used by) investing
  Activities                                            (7,838)            -
                                                 --------------  --------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payments on capital lease                             (1,351)            -
  Cash payments to affiliate                          (137,196)            -
  Proceeds from advance from affiliate                 127,500          26,616
  Proceeds from borrowing                              165,000             -
  Repayment of short-term borrowings                    (2,783)            -
  Proceeds from issuance of shares under
    private placement                                  337,500         451,000
                                                 --------------  --------------
Net cash provided by (used by) financing
  activities                                           488,670         477,616
                                                 --------------  --------------
Net increase (decrease) in cash and cash
  equivalents                                          (66,429)        142,910
Cash and cash equivalents at beginning of
  period                                               106,864          14,464
                                                 --------------  --------------
Cash and cash equivalents at end of period       $      40,435   $     157,374
                                                 ==============  ==============

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF CASHFLOWS

                                                    For the Six Months Ended
                                                 ------------------------------
                                                    June 30,     June 30, 2000
                                                      2001       (Restated)
                                                  (Unaudited)    (Unaudited)
                                                 --------------  --------------

Supplemental  cashflow  information
         Income tax paid                          $        -     $         -
                                                 ==============  ==============
         Interest paid                            $     15,726   $      11,984
                                                 ==============  ==============

NON  CASH  OPERATING  ACTIVITIES
  Issuance of common stock as prepayment for
    consulting services                          $      85,000   $     139,065
  Issuance of common stock for services          $      97,500   $         -
  Issuance of stock for accrued wages            $      25,000   $         -
  Issuance of stock for financing and
    interest expense                             $      54,000   $         -
  Issuance of stock for satisfaction of
   accounts payable                              $      26,418   $         -
  Issuance of stock for prepaid rent             $      22,500   $         -
  Issuance of stock for private placement costs  $      65,625   $         -


































See accompanying notes and accountants' review report.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

On December 1, 2000, the Company acquired Ultimate Comfort Systems, Inc., and the technology rights, patent rights (U.S. Patent No. 5,183,102), and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferrable United States transfer rights to the aforementioned technology and all related assets. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems. See Note 5.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the period ended June 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2001

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 7.

Concentration  of  Credit  Risk
-------------------------------
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2000 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $6,864.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Investment  in  Securities
--------------------------

Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity. Held-to-maturity securities are reported at amortized cost. Gains and losses on the sale of securities are determined using the specific identification method. For all investment securities, unrealized losses that are other than temporary are recognized as a charge against earnings in the period incurred. Market value is determined based on quoted market prices. At June 30, 2001 all of the Company's investment securities were classified as available for sale. See note 8.

Earnings  Per  Share
--------------------
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2001, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

NOTE  3  -  GOING  CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has, however, sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. At June 30, 2001, intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in Note 5. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that the prior year's acquisitions and the acquisition of Ultimate Comfort Systems technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 3 - GOING CONCERN (CONTINUED)

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

The Company's directors receive an annual payment of $2,500 for directors' fees. Two of the Company's officers are entitled to receive a minimum commission of 2% but not to exceed 5% on any direct sales of the Company. A third officer is entitled to receive the highest of 3% commission on the Company's gross revenues or 5% on the Company's gross operating profits, or $10,000 per month. These employees also have the option to purchase shares of common restrictive stock of the Company at 50% of bid price 30 days after receiving payments for these services. In order to obtain these benefits, the employees must perform services for a period of three years effective on date of agreement or receive a pro rata share based on years of service. No additional commissions were accrued related to the agreements at June 30, 2001 or at December 31, 2000, 1999 and 1998.

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

Acquisition  of  Rotary  Power  Enterprise,  Inc.
-------------------------------------------------
Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc. Rotary Power Enterprise, Inc. was formed during 1998 for the purpose of developing a new product line for PowerCold. The acquisition resulted in goodwill of $65,399, which has been impaired at June 30, 2001. See
Note  2.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  6  -  INVENTORY

Inventories  at  June  30,  2001 and December 31, 2000 consist of the following:

                           June 30, 2001               December 31, 2000
                           -------------               -----------------

Materials inventory        $     114,251               $     132,851
Finished goods inventory         108,421                     108,421
                           -------------               -----------------
                           $     222,672               $     241,272
                           =============               =================

Finished goods inventory consists of the specialized quick-freezing unit of the Company's Channel Freeze Technology, Inc. subsidiary.


NOTE  7  -  PROPERTY,  EQUIPMENT  AND  INTANGIBLES

Property  and  equipment  is  summarized  as  follows:

                                 June 30, 2001     December 31, 2000
                                 -------------     -----------------
Machinery and equipment          $     93,966      $         87,342
Prototypes and molds                   71,030                71,030
Furniture and fixtures                  7,614                 7,614
                                 -------------     -----------------
Total Property and Equipment          172,610               165,986
Less: Accumulated Depreciation         94,450                92,416
                                 -------------     -----------------
Net Property and Equipment       $     78,160      $         73,570
                                 =============     =================

Depreciation expense for the three months ended June 30, 2001 and year ended December 31, 2000, was $2,034 and $7,616, respectively.

The  Company's  intangible  assets  are  summarized  as  follows:


                                 June 30, 2001     December 31, 2000
                                 -------------     -----------------
Patents and related technology   $  1,684,001      $      1,684,001
Goodwill                              105,269               105,269
                                 -------------     -----------------
Total Intangibles                   1,789,270             1,789,270
Less:  Accumulated Amortization       623,550               566,251
                                 -------------     -----------------
Net Intangibles                  $  1,165,720      $      1,223,019
                                 =============     =================

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  8  -  INVESTMENTS

In 1996, as part of a planned merger, which never took place, the Company invested $1,000,000 in Rotary Power International, Inc. (RPI) in exchange for 2,000,000 shares of RPI's common stock. As the Company's investment in RPI represented more than 20% but less than 50% of RPI's common stock outstanding, the equity method was used to account for the Company's interest. Although the Company advanced additional funds of $216,768 to RPI, deteriorating financial conditions and increasing losses in RPI caused the Company to write off its entire investment in RPI by the end of 1997.

During 2000 and 2001, the Company's investment in RPI decreased to less than 20% of RPI's stock outstanding. In view of the changed circumstances, the Company's management elected to recognize its investment in RPI as available-for-sale securities. As of June 30, 2001 the fair market value of these securities was $1,455,000, which has been recognized as other comprehensive income in accordance with SFAS No. 115.

NOTE  9  -  NOTES  PAYABLE

At  June  30,  2001,  notes  payable  consisted  of  the  following:

A note payable to Southtrust Bank, secured by G. Briley, the Company's president, for $4,630 with an annual interest rate of 14.99%. This note is payable in March 2002.

Two lines of credit were assumed as part of the consideration for the December 2000 acquisition of a technology license and intellectual property. (See Note 5.) One line of credit was payable to Royal Bank of Canada for $34,014 U.S., and the second to T. D. Bank for $1,901 U.S.

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

On June 30, 2000, 100% of the Company's outstanding Series "A" Convertible Preferred Stock was converted to the Company's common stock. The conversion resulted in the issuance of 1,354,785 shares of the Company's common stock at an approximate conversion rate of one share of preferred stock for 1.08 shares of common stock. At December 31, 2000 and at June 30, 2001, the Company did not have any shares of preferred stock outstanding.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  11  -  COMMON  STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the six months ended June 30, 2001, the Company issued 491,666 shares of common stock at $0.69 per share. In addition, the Company issued 546,250 shares of common stock at $0.50 per share for consulting and other services and as compensation, 108,000 shares of common stock at $0.50 for financing fees of $50,000 and interest of $14,000, and issued 35,000 shares of common stock at $0.75 per share to satisfy outstanding debt and 45,000 shares of common stock at $0.50 per share as prepayment of expenses.

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
                                        Number of Shares   Weighted Average
                                        Under Option       Exercise Price
                                        ----------------   ----------------
Exercisable, December 31, 1999                2,454,558    $          1.01
                                        ================   ================
Outstanding, January 1, 2000                  2,454,558    $          1.01
     Granted                                  1,000,000               0.77
     Exercised                                 (450,000)              0.50
     Forfeited                                      -                 -
     Expired                                   (700,000)              2.29
                                        ----------------   ----------------
Outstanding, December 31, 2000                2,304,558    $          0.74
                                        ================   ================
Exercisable, December 31, 2000          2,304,558          $        0.74
                                        ================   ================

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  12  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS  (CONTINUED)

                                        Number of Shares   Weighted Average
                                        Under Option       Exercise Price
                                        ----------------   ----------------
Outstanding January 1, 2001                   2,304,558    $          0.74
     Granted                                        -                 -
     Exercised                                      -                 -
     Forfeited                                      -                 -
     Expired                                        -                 -
Outstanding June 30, 2001                     2,304,558    $          0.74
                                        ================   ================
Exercisable June 30, 2001                     2,304,558    $          0.74
                                        ================   ================

At June 30, 2001, exercise prices for outstanding options ranged from $0.50 to $3.00. The weighted average contractual life remaining of such options was 2.3 years.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

                                             2000
                                           --------
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

Pro forma net loss and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 are as follows:

                                             June 30,
                                              2001
                                        ---------------
Net loss as reported                    $   (1,035,436)
Adjustment  required  by  SFAS  123           (287,273)
                                        ---------------
Pro forma net loss                      $   (1,322,709)
                                        ===============
Pro  forma  net  loss  per  share,
   Basic and diluted                    $        (0.10)
                                        ===============

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  13  -  REPORTABLE  SEGMENTS

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

Segment information for the six months ended June 30, 2001 and for the year ended December 31, 2000 are as follows:

                                             June 30, 2001    December 31, 2001
                                             -------------    -----------------
Revenues:
  Ultimate Comfort Systems, Inc.             $    217,190     $            -
  Nauticon, Inc.                                      -                  3,754
  RealCold Products, Inc.                         204,492              309,111
  Technicold Services, Inc.                         2,416               82,175
  Rotary Power Enterprises, Inc.                      -                    -
  Channel Freeze Technologies, Inc.                   -                    -
  Corporate                                           -                    -
                                             -------------    -----------------
TOTAL REVENUES                               $    424,098     $        395,040
                                             =============    =================
Operating  income  (loss):
  Ultimate Comfort Systems, Inc.             $    (76,066)    $            -
  Nauticon, Inc.                                  (37,963)             (33,331)
  RealCold Products, Inc.                        (377,930)            (504,144)
  Technicold Services, Inc.                        (3,628)            (109,771)
  Rotary Power Enterprises, Inc.                  (89,037)            (109,025)
  Channel Freeze Technologies, Inc.               (51,259)            (215,808)
  Corporate                                      (399,283)            (439,575)
                                             -------------    -----------------
TOTAL OPERATING LOSS                         $ (1,035,436)    $     (1,411,654)
                                             =============    =================

Identifiable  assets:
  Ultimate Comfort Systems, Inc.             $    176,990     $        152,415
  Nauticon, Inc.                                  273,391              280,375
  RealCold Products, Inc.                         184,775              132,371
  Technicold Services, Inc.                        41,762              120,833
  Rotary Power Enterprises, Inc.                   68,413               75,386
  Channel Freeze Technologies, Inc.               820,216              848,777
  Corporate                                       281,066              388,438
                                             -------------    -----------------
TOTAL IDENTIFIABLE ASSETS                    $  1,846,613     $      1,998,595
                                             =============    =================

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  13  -  REPORTABLE  SEGMENTS (CONTINUED)


                                             June 30, 2001    December 31, 2001
                                             -------------    -----------------
Depreciation  and  amortization:
  Ultimate Comfort Systems, Inc.             $      5,297     $            -
  Nauticon, Inc.                                   33,537               83,046
  RealCold Products, Inc.                           1,692                  900
  Technicold Services, Inc.                         6,045               12,090
  Rotary Power Enterprises, Inc.                      130                  334
  Channel Freeze Technologies, Inc.                28,562               57,124
  Corporate                                           -                    -
                                             -------------    -----------------
TOTAL  DEPRECIATION  AND  AMORTIZATION       $     75,263     $        153,494
                                             =============    =================

All of the Company's assets are held within the United States and all material revenue was generated within the United States.

PowerCold's reportable segments are strategic business units that offer different products or services. They are managed separately because each business requires different technology and marketing strategies.

NOTE  14  -INCOME  TAXES

Provision  for  Taxes
---------------------
At June 30, 2001, the Company had net deferred tax assets of $1,090,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

The Company incurred accumulated net operating losses for income tax purposes of approximately $3,400,000 for the year ended December 31, 2000. The Company's net operating loss carryforwards for income tax purposes are approximately $4,300,000, which will expire on various dates through the year 2020. At June 30, 2001, the Company's net operating losses increased by approximately $967,000.

The Company recognized approximately $68,000 for the issuance of common stock for services in the six months ended June 30, 2001.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  15  -LEASES

Capital  Lease
--------------
In 1999, the Company acquired a forklift, which was financed through a capital lease. This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of this capital lease for the years after December 31, 2000 are as follows:

                              Year          Amount
                              ----      ----------
                              2001      $    2,094
                              2002           3,018
                              2003           3,298
                              2004           1,166
                                        ----------
                              Total     $    9,576
                                        ==========

Operating  Leases
-----------------
The Company leases certain sales offices, plant space, and equipment under operating lease agreements, which expire at various times throughout 2002. Total rent expense for the year ended December 31, 2000 was $100,231 and for the six months ended June 30, 2001 was $56,957.

Future  minimum  rental  commitments  as  of  June  30,  2001  were  as follows:

                       Year  ending  December  31,
                                  2001                $     43,274
                                  2002                      50,891
                                                      ------------
                                                      $    151,122
                                                      ============

NOTE  16  -  LITIGATION

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  17  -  SUBSIDIARY  -  CHANNEL  FREEZE  TECHNOLOGIES,  INC.

On May 18, 1998, Channel Freeze Technologies, Inc. (CFTI) was formed as a wholly-owned subsidiary of the Company to accommodate the acquisition of intellectual property assets related to Channel Ice Technology. On September 15, 1998, the Company entered into an agreement to acquire eighty percent (80%) of the assets (primarily patents) of Channel Ice Technologies from SIR Worldwide LLC (SIR) for $850,000 and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years from the date of closing. After the Company made cash payments of $550,000 in 1998 and $100,000 in 1999, the remaining acquisition liability was $200,000 at June 30, 2001. The agreement also required the Company to issue two-thirds of the stock of CFTI to SIR, which would leave the Company with only a one-third ownership in CFTI. The board of directors of the Company passed a resolution approving the issuance of two-third of the shares of stock of CFTI to SIR; however, the shares were never issued. The agreement provided the Company the ability to increase (buy back) their ownership interest (up to 80%) in CFTI by making additional payments totaling $5,950,000. For each $1 million dollars in Channel Ice Technology unit sales, PowerCold shall acquire an additional 1% equity interest in CFTI for each payment of $85,000, up to a maximum ownership interest by PowerCold in CFTI of 80%.

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

NOTE  18  -  COMMITMENTS  AND  CONTINGENCIES

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

Royalty  Agreement
------------------
See  Note  5  regarding  December  1,  2000  royalty  agreement.

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001

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

                     POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001

NAUTICON INC. - manufactures and markets a product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. Nauticon Evaporative Condenser Line of Products include new innovative configurations; EV Cool Air Conditioners up to 80 tons, EV Chill Water Chillers 0.75kw per ton, 40-80 tons with chilled water pumps included and multiple compressors, and EV Frig medium temperature +18F up to 420,000 BTU/hr, low temperature -20F up to 360,000 BTU/hr, and low ambient temperature control standard. The new patented products are innovative and unique in design, use new material technology, is simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, subcoolers, and cooling towers. Nauticon products can save power cost in the refrigeration industry by 20% to 30%, and are environmental friendly, making these units contribute to the utilities needs to reduce power demand and support the environment. There are some 200 customer systems installed.

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001

ROTARY POWER ENTERPRISE, INC. - was formed as a PowerCold entity to support the Natural Gas Business from Rotary Power International. The business includes: assets including intellectual property, inventory and manufacturing capability; a marketing agreement for marketing the natural gas engine screw compressor systems to supermarkets, subject to continuation; the North American rights to the small 65 series Mazda natural gas engine block, subject to new Mazda Agreement; and a Distributor and Manufacturing License Agreement for the Rotary Power 580 series engines form Rotary Power International, Inc. The Company has delivered fourteen 65 HP engines and one 500 HP engine on a major sales agreement for OEM applications for the oil and gas industry in Western Canada.

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

RESULTS  OF  OPERATIONS  -  SECOND  QUARTER  2001

THE COMPANY'S CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2000:

Revenue for the three months period ended June 30, 2001 increased 52% to $133,988 from $63,818 for the same period ended June 30, 2000.

Revenue for the six months period ended June 30, 2001 increased 75% to $424,098 from $106,716 for the same period ended June 30, 2000.

The first half of 2001 has brought rapidly increasing orders for the Company's energy saving cooling systems and correspondingly an improved revenue picture. The Company's revenue in the first half of 2001 exceeded the total revenue for all of the year 2000 as a result of growing sales of its patented energy saving cooling systems. This year the Company has focused on the Nauticon Evaporative Condenser, which is the heart of its COLD product line, and the exclusive Evaporative Chiller Product Line, which provides chilled water (EV Chill ), air conditioning (EV Cool ), and refrigeration (EV Frig ). The basic Nauticon unit has evolved from a 40-ton condenser into a multi-unit condenser product line offering up to 350-ton capacity. These systems save up to 50% in energy costs. Because of the Company's new product sales strategy for these cooling and chiller products, larger customer orders are being placed. Last year orders were predominantly for basic Nauticon cooling units with a base price of $6,000 to $8,000. This year, with the sales emphasis on larger tonnage cooling systems, the majority of new sales have shifted to larger chilling units in the $30,000 - $100,000 plus range. Some of the units exceed $100,000 each when heating is added. In January 2001, PowerCold added the new proprietary Ultimate Comfort System HVAC piping system for commercial buildings to its product line, which sells for an average of $235,000 per installation.

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001

Net Loss for the three months period ended June 30, 2001 increased 80% to $708,851 from $142,897 for the same period ended June 30, 2000.

Net Loss for the six months period ended June 30, 2001 increased 54% to $1,027,688 from $473,367 for the same period ended June 30, 2000. (The Net Loss for the six months period endedJune 30, 2001 included some $349,625 in excess corporate expense, as referenced below).

Net Loss per share for the three months period ended June 30, 2001 increased to $0.05 from $0.01 for the same period ended June 30, 2000.

Net Loss per share for the six months period ended June 30, 2001 increased to $0.08 from $0.5 for the same period ended June 30, 2000.

Net loss per share was based on weighted average number of shares of 13,259,614 for June 30, 2001 compared to 10,186,853 for the same three-month period in 2000.

The current quarter loss for sales and marketing and general and administrative operating expense was due to increased sales and marketing activity, and maintaining general Company operating overhead including additional specific engineering and marketing costs for the various product lines. The Company has restructured its operations to comply with its current productive product line of evaporative condensers and new chiller systems.

The large increase in sales and marketing and general and administrative operating expense for the first six months was primarily due to accounting changes in the cost of revenues and added consulting services rendered and prepaid expenses. The cost of revenues are now stated as costs of materials and costs of labor for product production only. The cost of revenues decreased to 57% for the six months period ended June 30, 2001 compared to 80% for the same period ended June 30, 2000. In addition, the Company issued common stock for some $295,625 in added consulting services, other prepaid expenses and compensation accumulated from the previous year, and common stock for some $54,000 for financing fees and interest expense.

Current revenue backlog pending some final purchase orders, as of July 31, 2001, was some $1.1M. Some $500,000 of the Ultimate Comfort Systems hotel/motel equipment backlog will not be delivered until the fourth quarter due to new building construction. Management believes that product sales and revenues will continue to improve because of new marketing and sales support and new sales programs being implemented. Numerous proposals are continually being quoted to prospective customers for all product lines. Gross margins will continue to improve as the Company begins to capture economies of scale; sales volume increases and manufacturing production cycles shorten and overall production methods improve.

The Company is experiencing a unique sales momentum as customers aggressively seek ways to reduce their power peak demand and energy costs in today's escalating real time electricity world. The Company's sales and revenue should continue to increase due to the increased volume of customer proposals for the newly designed Nauticon Evaporative Condenser Line of Chiller Products. Nearly $12M in new customer proposals have been quoted through July 2001. The Company's manufacturing capacity was virtually doubled with the move earlier this year into a new 47,000 sq. ft. plant in La Vernia, Texas. New sales reps have been added in Phoenix and Southern California and more are expected during the year.

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001

Management believes that the new added subsidiary, Ultimate Comfort Systems will eventually become the largest major revenue producer for the Company. The initial target sales market is the hospitality industry: hotels/motels, nursing homes and extended care facilities. The hotel/motel industry is planning to build some 1,000 new buildings over the next three years. Management has recently demonstrated some of the new hotel installations to a major international hotel chain.

THE COMPANY'S CONSOLIDATED BALANCE SHEET AS OF THE SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO YEAR END DECEMBER 31, 2000:

The Company's Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 respectively: Total current assets decreased to $593,763 as of June 30, 2001 from $694,301 for December 31, 2000; Total assets increased to $3,301,613 as of June 30, 2001 from $1,998,595 for December 31, 2000; total current liabilities increased to $640,000 from $568,650; total stockholders' equity increased to $2,322,306 as of June 30, 2001 from $1,254,819 for December 31, 2000; and a convertible two year debt of $165,000 increased long term debt to $171,007.

The major increase in assets was due to the restatement of the Company's investment of 1,940,000 shares in Rotary Power International, Inc. (RPIN:OTCBB). In 1996, as part of a planned merger, which never took place, the Company invested $1,000,000 in Rotary Power International, Inc. (RPI) in exchange for 2,000,000 shares of RPI's common stock. As the Company's investment in RPI represented more than 20% but less than 50% of RPI's common stock outstanding, the equity method was used to account for the Company's interest. Although the Company advanced additional funds of $216,768 to RPI, deteriorating financial conditions and increasing losses in RPI caused the Company to write off its entire investment in RPI by the end of 1997.

During 2000 and 2001, the Company's investment in RPI decreased to less than 20% of RPI's stock outstanding. In view of the changed circumstances, the Company's management elected to recognize its investment in RPI as available-for-sale securities. As of June 30, 2001 the fair market value of these securities was $1,455,000, which has been recognized as other comprehensive income in accordance with SFAS No. 115.

Commitments and contingencies of some $168,300 are from old outstanding accounts payable from the previous Nauticon operations. Management believes that these contingency debts will be written off over time.

Channel Freeze sales and revenue continues to be slow, because of the limited marketing experience and lack of product credibility in the marketplace. The Company has enhanced and built its new Channel Freeze system design, which includes new features that simplifies standard product manufacture costs and provides the customer greater production capacity. The Company envisions a greater market opportunity with its newly designed product for freezing block ice and various food products. Management believes that the product is now ready for customer delivery and acceptance and foresees an increase in new business.

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001

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

During the six months ended June 30, 2001, the Company issued 491,666 shares of common stock at $0.69 per share. In addition, the Company issued 546,250 shares of common stock at $0.50 per share for consulting and other services and as compensation, 108,000 shares of common stock at $0.50 for financing fees of $50,000 and interest of $14,000, and issued 35,000 shares of common stock at $0.75 per share to satisfy outstanding debt and 45,000 shares of common stock at $0.50 per share as prepayment of expenses.

The Company issues restricted common shares for private placement funding on a negotiated basis. The Company also issues restricted common shares for expenses, payables and service rendered based on a discount off the share price according to the value of the service.

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans for additional acquisitions and joint ventures for the near future. Management has implemented a new operating plan providing guidance for cash management and revenue growth. During the past few months the Company has raised limited private placement capital for current cash requirements, and foresees continued private placement funding to meet production needs for the remainder of the year. The Company is also seeking additional major financing for working capital to fill the growing number of orders and to support its future growth plans.

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Effective on March 30, 2001, for a twelve month period, the company engaged Legg Mason Wood Walker, Incorporated, Corporate Finance, to serve as financial advisor to the Company for related investment banking services. In such capacity, Legg Mason shall be available for advice, and shall advise the Company with respect to such financial matters as the Company shall from time to time request, including matters relating to (a) capital raising, whether from institutional and other investors or lenders or from the private placement of debt instruments or equity securities, (b) public offerings of debt or equity securities, (c) the structure of debt or equity financings, (d) acquisitions and other business ventures, (e) stockholder and securities dealer relations, and(f) commercial banking relations.

Effective as of May 1, 2001, the Company Board of Directors approved the nomination Joseph A. Lopez as its Chief Financial Officer and Director of the Company.

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001

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

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  Filed  April  2,  2001  -  Investment  Banker
          8-K  Filed  April  20,  2001  -  Chief  Financial  Officer

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10Q
                        For the Period Ended June 30, 2001

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     POWERCOLD  CORPORATION


/s/ Francis L. Simola
-----------------------------
FRANCIS  L.  SIMOLA
PRESIDENT  AND  CEO

DATE:  AUGUST  13,  2001