Form 10-Q/A
period 2001-06-30
POWERCOLD CORP
filed 2001-08-30
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                    FORM 10-Q
                                 AMENDMENT NO. 1

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

                                      INDEX
                                      -----

          PAGE

PART  I.     FINANCIAL  INFORMATION

     ITEM  1:     CONSOLIDATED  FINANCIAL  STATEMENTS                   3

     TABLE  OF  CONTENTS:

     Accountants  Review  Report

     Consolidated  Balance  Sheets

     Consolidated Statement of Operations - Three  Months

     Consolidated Statement of Operations - Six  Months

     Consolidated  Statement  of  Stockholders'  Equity

     Consolidated  Statement  of  Cash  Flows

     Notes  to  Consolidated  Financial  Statements

ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
             FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.        28


PART  II.   OTHER  INFORMATION                                          34

     ITEM  1.   LEGAL  PROCEEDINGS.

     ITEM  2.   CHANGES  IN  SECURITIES.

     ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES.

     ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM  5.   OTHER  INFORMATION.

     ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

SIGNATURES                                                              35

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001



PART I

Item 1.  Financial Statements








                              POWERCOLD CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001






                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111



                              POWERCOLD CORPORATION

                                TABLE OF CONTENTS

                                  June 30, 2001



ACCOUNTANTS  REVIEW  REPORT                                                   1

FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                            2
     Consolidated  Statements  of  Operations  -  Three  Months               3
     Consolidated  Statements  of  Operations  -  Six  Months                 4
     Consolidated  Statement  of  Stockholders'  Equity                       5
     Consolidated  Statements  of  Cash  Flows                                6


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                                7

To  the  Board  of  Directors
PowerCold  Corporation
Cibolo,  Texas

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of PowerCold Corporation as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months then ended. All information included in these financial statements is the representation of the management of PowerCold Corporation. The consolidated financial statements for the six months ended June 30, 2000 and 1999 were reviewed by other accountants.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

August  7,  2001

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

                                         June 30,        December 31,    December 31,
                                            2001            2000            1999
                                        (Unaudited)
                                       --------------  --------------  --------------
ASSETS
CURRENT  ASSETS
  Cash                                  $     40,435   $     106,864   $      14,464
  Trade  accounts  receivable                 93,260          38,665         152,154
  Inventory                                  222,672         241,272          34,993
  Prepaid  expenses                          237,396         307,500          69,347
                                       --------------  --------------  --------------

    Total  current  assets                   593,763         694,301         270,958
                                       --------------  --------------  --------------

  Property  and  equipment,  net              78,160          73,570          29,229
  Patent rights and related
    technology, net                        1,128,876       1,195,627       1,166,554
  Goodwill,  net                              36,844          27,392         115,398
  Investments                              1,455,000             -               -
  Deposits                                     8,970           7,705             -
                                       --------------  --------------  --------------

    TOTAL  ASSETS                      $   3,301,613   $   1,998,595   $   1,582,139
                                       ==============  ==============  ==============





























See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

                                         June 30,        December 31,    December 31,
                                            2001            2000            1999
                                        (Unaudited)
                                       --------------  --------------  --------------

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES
  Accounts payable and
    accrued expenses                   $     176,853   $     195,460   $     578,258
  Account payable - related party             12,272          10,567             -
  Customer  deposits                          80,900             -               -
  Commissions  payable                        62,603          42,240          42,240
  Advances from affiliate                     63,940          73,636         365,254
  Notes  payable                              40,545          43,328          21,378
  Notes payable, stockholders                165,000             -               -
  Acquisition-related  payable               200,000         200,000         200,000
  Capital  lease  payable                      2,887           3,419           3,564
                                       --------------  --------------  --------------
    Total  current  liabilities              805,000         568,650       1,210,694
LONG-TERM  LIABILITIES:
  Capital lease payable, net of
    current  portion                           6,007           6,826           9,609
                                       --------------  --------------  --------------
     Total  long-term  liabilities             6,007           6,826           9,609
                                       --------------  --------------  --------------
TOTAL  LIABILITIES                           811,007         575,476       1,220,303
COMMITMENTS  AND  CONTINGENCIES              168,300         168,300             -
                                       --------------  --------------  --------------
STOCKHOLDERS'  EQUITY
  Convertible, preferred stock,
    Series  A  $0.001  par  value,
    5,000,000  authorized, 0, 0,
    and 1,250,000 shares issued
    and outstanding, respectively                -               -            1,250

  Common stock, $0.001 par value,
    200,000,000 shares authorized,
    13,895,299, 12,669,383, and
    7,876,641 shares issued and
    outstanding,  respectively                13,896          12,669          7,876

  Additional  paid-in  capital             8,899,419       8,252,727      6,044,092
  Stock  subscriptions  receivable            (9,500)         (9,500)        (9,500)
  Accumulated  deficit                    (8,036,509)     (7,001,077)    (5,681,882)
  Accumulated other comprehensive
    income  (loss)                         1,455,000             -              -
                                       --------------  --------------  --------------

   TOTAL  STOCKHOLDERS'  EQUITY            2,322,306       1,254,819         361,836
                                       --------------  --------------  --------------
   TOTAL  LIABILITIES  AND
     STOCKHOLDERS'  EQUITY             $   3,301,613   $   1,998,595   $   1,582,139
                                       ==============  ==============  ==============

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three  Months  Ended
                                       ----------------------------------------------
                                                       June 30, 2000
                                        June 30, 2001    (Restated)    June 30, 1999
                                        (Unaudited)      (Unaudited)    (Unaudited)
                                       --------------  --------------  --------------
REVENUES
  Product  sales                       $     109,241   $     63,818   $      72,829
  Services                                    24,747            -             5,220
                                       --------------  --------------  --------------
    Total  Revenue                           133,988          63,818          78,049
COST  OF  REVENUES                            92,110          40,754         110,269
                                       --------------  --------------  --------------
GROSS  PROFIT                                 41,878          23,064         (32,220)
                                       --------------  --------------  --------------

OPERATING  EXPENSES
  Sales  and  marketing                      499,785             -            83,280
  Research  and  development                     -               -            14,361
  General  and  administrative               213,108         150,098         108,678
  Depreciation  and  amortization             37,836          15,863          26,052
                                       --------------  --------------  --------------
    Total  Operating  Expenses               750,729         165,961         232,371
                                       --------------  --------------  --------------
LOSS  FROM  OPERATIONS                      (708,851)       (142,897)       (264,591)

OTHER  INCOME  (EXPENSE)
  Equity  n loss of unconsolidated
    Affiliates                                   -               -           (31,399)
  Interest  income                             1,197             -            24,207
  Interest  expense                              108            (667)        (10,930)
                                       --------------  --------------  --------------
    Total  Other  Income  (Expense)            1,305            (667)        (18,122)
                                       --------------  --------------  --------------
LOSS  BEFORE  INCOME  TAX                   (707,546)       (143,564)       (282,713)

INCOME  TAX  EXPENSE                             -           (52,222)            -
                                       --------------  --------------  --------------
NET  LOSS                              $    (707,546)  $    (195,786)  $    (282,713)
                                       --------------  --------------  --------------
OTHER  COMPREHENSIVE  INCOME
  Unrealized gain on investment
    in  securities                         1,455,000             -               -
                                       --------------  --------------  --------------
COMPREHENSIVE  INCOME  (LOSS)          $     747,454   $    (195,786)  $    (282,713)
                                       ==============  ==============  ==============
NET  LOSS  PER  COMMON  SHARE,
     BASIC  AND  DILUTED               $       (0.05)  $       (0.02)  $       (0.04)
                                       ==============  ==============  ==============
WEIGHTED  AVERAGE  NUMBER
     OF  SHARES  OUTSTANDING              13,560,305      10,273,012       7,242,517
                                       ==============  ==============  ==============

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six  Months  Ended
                                       ----------------------------------------------
                                                       June 30, 2000
                                        June 30, 2001    (Restated)    June 30, 1999
                                        (Unaudited)      (Unaudited)    (Unaudited)
                                       --------------  --------------  --------------
REVENUES
  Product  sales                       $     356,245   $      92,526   $     139,794
  Services                                    67,853          14,190          31,823
                                       --------------  --------------  --------------
    Total  Revenue                           424,098         106,716         171,617
COST  OF  REVENUES                           241,801          85,575         188,531
                                       --------------  --------------  --------------
GROSS  PROFIT                                182,297          21,141         (16,914)
                                       --------------  --------------  --------------

OPERATING  EXPENSES
  Sales  and  marketing                      630,501             -           173,498
  Research  and  development                     -               -            30,409
  General  and  administrative               504,221         445,450         212,360
  Depreciation  and  amortization            75,263           49,058          51,546
                                       --------------  --------------  --------------
    Total  Operating  Expenses             1,209,985         494,508         467,813
                                       --------------  --------------  --------------
LOSS  FROM  OPERATIONS                    (1,027,688)       (473,367)       (484,727)

OTHER  INCOME  (EXPENSE)
  Equity in loss of unconsolidated
    Affiliates                                   -               -           (66,966)
  Royalty  income                             44,785             -               -
  Interest  income                             3,193             -            34,250
  Interest  expense                          (15,726)        (11,984)        (25,412)
  Financing  expense                         (40,000)            -               -
  Other  expense                                 -            (1,322)            -
                                       --------------  --------------  --------------
    Total  Other  Income  (Expense)           (7,748)        (13,306)        (58,128)
                                       --------------  --------------  --------------
LOSS  BEFORE  INCOME  TAX                 (1,035,436)       (486,673)       (542,855)
INCOME  TAX  EXPENSE                             -           (52,222)            -
                                       --------------  --------------  --------------
NET  LOSS                                 (1,035,436)       (538,895)       (542,855)

OTHER  COMPREHENSIVE  INCOME
  Unrealized gain on investment in
    Securities                             1,455,000             -               -
                                       --------------  --------------  --------------
COMPREHENSIVE  INCOME  (LOSS)          $     419,564   $    (538,895)  $    (542,855)
                                       ==============  ==============  ==============
NET  LOSS  PER  COMMON  SHARE,
     BASIC  AND  DILUTED               $      (0.08)   $       (0.05)  $       (0.08)
                                       ==============  ==============  ==============
WEIGHTED  AVERAGE  NUMBER
     OF  SHARES  OUTSTANDING              13,259,614      10,186,853       7,039,946
                                       ==============  ==============  ==============

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                        Preferred Stock        Common Stock                                  Retained      Accumulated
                    ---------------------- ---------------------   Additional   Stock        Earnings      Other Comp=
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

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF CASHFLOWS


                                                     Six  Months  Ended
                                       ----------------------------------------------
                                                       June 30, 2000
                                        June 30, 2001    (Restated)    June 30, 1999
                                        (Unaudited)      (Unaudited)    (Unaudited)
                                       --------------  --------------  --------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net  loss                            $  (1,035,436)  $    (538,895)  $    (542,855)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used by) operating
    activities:
      Depreciation and amortization           75,263          49,058          51,546
      Equity loss on unconsolidated
       Affiliate                                 -               -            66,966
     Issuance of common stock for
       Services                              207,501         139,065             -
     Issuance of common stock for
       current  debt                          26,418             -               -
     Issuance of common stock for
       interest  on  debt                     14,000             -               -
     Issuance of common stock for
       operating  expenses                       -               -            98,930
     Issuance of common stock for
       financing  expense                     40,000             -               -
  (Increase) decrease in assets:
     Accounts  receivable                    (54,595)         69,932         (51,316)
     Inventories                              18,600             -             8,883
     Prepaid expenses and other
       current  assets                        77,888             -          (148,540)
     Deposits                                 (1,265)            -               -
     Refundable  income  taxes                   -           52,222              -
  Increase (decrease) in liabilities:
     Accounts payable and accrued
       Expenses                              (18,607)      (104,776)          56,769
     Accounts  payable-related party           1,705         (1,312)             -
     Deferred  revenue                        80,900            -                -
     Commissions  payable                     20,363            -                -
                                       --------------  --------------  --------------
Net cash provided by (used  by)
  operating  activities                     (547,261)       (334,706)       (459,617)
                                       --------------  --------------  --------------










See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF CASHFLOWS (Continued)

                                                     Six  Months  Ended
                                       ----------------------------------------------
                                                       June 30, 2000
                                        June 30, 2001    (Restated)    June 30, 1999
                                        (Unaudited)      (Unaudited)    (Unaudited)
                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments              -               -            32,500
  Purchase of property and equipment          (7,838)            -           (15,638)
                                       --------------  --------------  --------------
Net cash provided by (used by)
  investing  activities                       (7,838)            -            16,862
                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments  on  capital  lease                (1,351)            -               -
  Cash  payments  to  affiliate             (137,196)            -               -
  Proceeds from advance from affiliate       127,500          26,616         329,224
  Proceeds  from  borrowing                  165,000             -            49,404
  Repayment  of  borrowings                   (2,783)            -          (102,063)
  Proceeds from issuance of shares
    under  private  placement                337,500         451,000         200,100
                                       --------------  --------------  --------------
Net cash provided by (used by)
  financing  activities                      488,670         477,616         476,665
                                       --------------  --------------  --------------
Net increase (decrease) in cash
  and  cash  equivalents                     (66,429)        142,910          33,910

Cash and cash equivalents at
  beginning  of  period                      106,864          14,464          21,781
                                       --------------  --------------  --------------
Cash and cash equivalents at
  end  of period                       $      40,435   $     157,374   $      55,691
                                       ==============  ==============  ==============
Supplemental  cashflow  information
     Income  tax  paid                 $         -     $         -     $         -
                                       ==============  ==============  ==============
     Interest  paid                    $      15,726   $      11,984   $      26,600
                                       ==============  ==============  ==============
NON  CASH  OPERATING  ACTIVITIES
  Issuance of common stock as
   prepayment for consulting services  $      85,000   $     139,065   $         -
  Issuance of common stock for
    services                           $      97,500   $         -     $         -
  Issuance of stock for accrued wages  $      25,000   $         -     $         -
  Issuance of stock for financing
    and  interest  expense             $      54,000   $         -     $         -
  Issuance of stock for satisfaction
    of  accounts  payable              $      26,418   $         -     $         -
  Issuance of stock for prepaid rent   $      22,500   $         -     $         -
  Issuance of stock for private
    placement costs                    $      65,625   $         -     $         -
  Issuance of stoc  for operating
    expenses                           $         -     $         -     $       98,830

See accompanying notes and accountants' review report.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

PowerCold Corporation, formerly International Cryogenic Systems Corporation, (the Company) was incorporated on October 7, 1987 in the State of Nevada. PowerCold is a solution provider of energy efficient products for the refrigeration, air conditioning and power industries. The Company operates across many market sectors from large industrial food processors to small commercial air conditioning systems. The Company develops, manufactures and markets proprietary equipment to achieve significant electric power cost savings for commercial and industrial firms. PowerCold's energy efficient and environmentally safe products are designed to reduce power costs for air conditioning, refrigeration and on-site building power. The Company derives its revenues from three principal product lines. The first is a line of evaporative heat exchange systems for the HVAC and refrigeration industry. The second line is the design and production of unique products for the refrigeration industry. The third is consulting engineering services, including process safety management compliance, and ammonia refrigeration and carbon dioxide system design.

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

On May 18, 1998, the Company incorporated a wholly owned subsidiary, Channel Freeze Technologies, Inc., to acquire intellectual property rights of Channel Ice Technologies. The Company has produced its first unit with this technology (see Note 17) and is awaiting its sale.

The Company formed Alturdyne Energy Systems, Inc. in September 1999 to support the natural gas engine driven water chiller business. Subsequently, the entity has not been in operation because of lack of operating capital.


On December 1, 2000, the Company acquired assets of Ultimate Comfort Systems, Inc., including its technology rights, patent rights (U.S. Patent No. 5,183,102), and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferrable United States transfer rights to the aforementioned technology and all related assets. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems. See Note 5.

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

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 13.

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

Inventories
-----------
Inventories are stated at the lower of cost or market on a first-in, first-out basis. See Note 6.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2001

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property  and  Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 7.

Concentration  of  Credit  Risk
-------------------------------
The Company maintains its cash in one commercial account at a major financial institution. At June 30, 2001, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $6,864.

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

Investment  in  Securities
--------------------------

Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity. Held-to-maturity securities are reported at amortized cost. Gains and losses on the sale of securities are determined using the specific identification method. For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred. Market value is determined based on quoted market prices. At June 30, 2001, all of the Company's investment securities were classified as available for sale. See Note 8.

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

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has, however, sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. At June 30, 2001, intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in Note 16. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that prior acquisitions and the acquisition of Ultimate Comfort Systems technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

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

See  Note  9  regarding  loans  from  shareholders.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  5  -  ACQUISITIONS

Acquisition  of  Heating  and  Air  Conditioning  System  Technology
--------------------------------------------------------------------
On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferrable United States transfer rights to the technology and all related assets. In this transaction, the Company paid $65,000 cash, assumed two lines of credit (see Note 9), forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock (see Note 11), granted 150,000 of stock options at $1.00 per share (see Note 12), and agreed to the payment of royalties at no more than $3,000 per month for one year. In addition, the Company hired the seller of the technology for an annual salary of $70,000, with annual renewals, based upon performance as defined within the purchase agreement. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems.

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

NOTE  6  -  INVENTORY

Inventories at June 30, 2001, December 31, 2000 and 1999 consist of the following:

                            June 30, 2001  December 31, 2000   December 31, 1999
                            -------------  -----------------   -----------------

Materials inventory         $    114,251   $        132,851    $         34,993
Finished goods inventory         108,421            108,421                 -
                            -------------  -----------------   -----------------

                            $    222,672   $        241,272    $         34,993
                            =============  =================   =================

Finished goods inventory consists of the specialized quick-freezing unit of the Company's Channel Freeze Technology, Inc. subsidiary.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  7  -  PROPERTY,  EQUIPMENT  AND  INTANGIBLES

Property  and  equipment  is  summarized  as  follows:


                            June 30, 2001  December 31, 2000   December 31, 1999
                            -------------  -----------------   -----------------

Machinery and equipment     $     93,966   $         87,342    $         32,877
Prototypes and molds              71,030             71,030              73,420
Furniture and fixtures             7,614              7,614               8,804
                            -------------  -----------------   -----------------

Total Property and Equipment     172,610            165,986             115,101

Less: Accumulated
  Depreciation                    94,450             92,416              85,872
                            -------------  -----------------   -----------------

Net Property and Equipment  $     78,160   $        73,570     $         29,229
                            =============  =================   =================

Depreciation expense for the three months ended June 30, 2001 and year ended December 31, 2000 and 1999 was $2,034, $7,616 and $33,819 respectively.

The  Company's  intangible  assets  are  summarized  as  follows:


                            June 30, 2001  December 31, 2000   December 31, 1999
                            -------------  -----------------   -----------------
Patents and related
  technology                $  1,684,001   $      1,684,001    $      1,532,486
Goodwill                         105,269            105,269             168,033
                            -------------  -----------------   -----------------
Total Intangibles              1,789,270          1,789,270           1,700,519

Less: Accumulated
   Amortization                  623,550            566,251             418,567
                            -------------  -----------------   -----------------

Net Intangibles             $  1,165,720   $      1,223,019    $      1,281,952
                            =============  =================   =================

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

During 2000 and 2001, the Company's investment in RPI decreased to less than 20% of RPI's stock outstanding. In view of the changed circumstances, the Company's management elected to recognize its investment in RPI as available-for-sale securities. As of June 30, 2001, the fair market value of these securities was $1,455,000, which has been recognized as other comprehensive income in accordance with SFAS No. 115.

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

In the six months ended June 30, 2001, the Company received $165,000 in loan proceeds from its shareholders. The loans, which bear interest at 10%, are unsecured and have no stated maturity, are expected to be converted into common stock in the second half of 2001.

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  10  -  PREFERRED  STOCK (Continued)

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

During the six months ended June 30, 2001, the Company issued 491,666 shares of common stock at $0.69 per share for cash. In addition, the Company issued 546,250 shares of common stock at $0.50 per share for consulting and other services and as compensation, 108,000 shares of common stock at $0.50 for financing fees of $40,000 and interest of $14,000, and issued 35,000 shares of common stock at $0.75 per share to satisfy outstanding debt and 45,000 shares of common stock at $0.50 per share as prepayment of expenses.

During the year ended December 31, 2000, the Company issued 4,792,742 shares of its common stock of which 1,329,602 shares were issued for cash of $1,158,000, 615,000 shares for prepaid consulting valued at $307,500, 593,355 for services valued at $296,678, 100,000 shares for a technology license (see Note 5) valued at $50,000, and 800,000 shares for debt valued at $400,000. Included in the aforementioned issuances is a total of 1,480,000 shares issued to officers, directors, or affiliates of the Company which are subject to transfer restrictions as defined by Rule 144 of the Securities Act of 1933. In addition, 1,354,785 shares were issued for the conversion of 100% of the Company's Series "A" Convertible Preferred Stock. See Note 9.

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  12  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS  (CONTINUED)

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 1999, 2000 and 2001. The following reflects the Company's pro-forma net loss and net loss per share had the Company determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123:

                                            Number of       Weighted
                                            Shares          Average
                                            Under           Exercise
                                            Option          Price
                                         --------------  --------------
Outstanding, January 1, 1998                   300,000   $        2.00
    Granted                                  1,150,000            1.19
    Exercised                                      -              -
    Forfeited                                      -              -
    Expired                                        -              -
                                         --------------  --------------
Outstanding, December 31, 1998               1,450,000   $        1.36
                                         ==============  ==============
Exercisable, December 31, 1998               1,450,000   $        1.36
                                         ==============  ==============
Exercisable, December 31, 1999               2,454,558   $        1.01
                                         ==============  ==============

Outstanding, January 1, 2000                 2,454,558   $        1.01
    Granted                                  1,000,000            0.77
    Exercised                                 (450,000)           0.50
    Forfeited                                      -              -
    Expired                                   (700,000)           2.29
                                         --------------  --------------
Outstanding, December 31, 2000               2,304,558   $        0.74
                                         ==============  ==============
Exercisable, December 31, 2000               2,304,558   $        0.74
                                         ==============  ==============

Outstanding January 1, 2001                  2,304,558   $        0.74
    Granted                                        -              -
    Exercised                                      -              -
    Forfeited                                      -              -
    Expired                                        -              -
                                         --------------  --------------

Outstanding June 30, 2001                    2,304,558   $        0.74
                                         ==============  ==============
Exercisable June 30, 2001                    2,304,558   $        0.74
                                         ==============  ==============

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

Pro forma net loss and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 are as follows:


                            June 30, 2001  December 31, 2000   December 31, 1999
                            -------------  -----------------   -----------------
Net loss as reported        $ (1,035,436)  $     (1,322,123)   $     (1,253,395)
Adjustment required
   by SFAS 123                  (287,273)          (287,273)           (524,890)
                            -------------  -----------------   -----------------

Pro forma net loss          $  1,322,709)  $     (1,609,396)   $     (1,778,285)
                            =============  =================   =================

Pro forma net loss per
  share, basic and diluted  $      (0.10)  $          (0.16)   $          (0.25)
                            =============  =================   =================

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

Segment information for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999 are as follows:

                                    June 30, 2001  December 31, 2000   December 31, 1999
                                    -------------  -----------------   -----------------
Revenues:
Ultimate Comfort Systems, Inc.      $    217,190   $            -      $            -
Nauticon, Inc.                               -                3,754              91,006
RealCold Products, Inc.                  204,492            309,111             212,596
Technicold Services, Inc.                  2,416             82,175              50,611
Rotary Power Enterprises, Inc.               -                  -               187,025
Channel Freeze Technologies, Inc.            -                  -                   -
Corporate                                    -                  -                21,165
                                    -------------  -----------------   -----------------
TOTAL REVENUES                      $    424,098   $        395,040    $        562,403
                                    =============  =================   =================
Operating  income  (loss):
Ultimate Comfort Systems, Inc.     $     (76,066)  $            -      $            -
Nauticon, Inc.                           (37,963)           (33,331)           (290,569)
RealCold Products, Inc.                 (377,930)          (504,144)           (243,429)
Technicold Services, Inc.                 (3,628)          (109,771)              7,538
Rotary Power Enterprises, Inc.           (89,037)          (109,025)             (8,454)
Channel Freeze Technologies, Inc.        (51,259)          (215,808)           (313,801)
Corporate                               (399,283)          (439,575)           (351,227)
                                    -------------  -----------------   -----------------
TOTAL OPERATING LOSS                $ (1,035,436)  $     (1,411,654)   $     (1,199,942)
                                    =============  =================   =================
Identifiable  assets:
Ultimate Comfort Systems, Inc.      $    176,990   $        152,415     $           -
Nauticon, Inc.                           273,391            280,375             385,927
RealCold Products, Inc.                  184,775            132,371             144,650
Technicold Services, Inc.                 41,762            120,833             122,137
Rotary Power Enterprises, Inc.            68,413             75,386             129,992
Channel Freeze Technologies, Inc.        820,216            848,777             797,531
Corporate                              1,736,066            388,438               1,902
                                    -------------  -----------------   -----------------
TOTAL IDENTIFIABLE ASSETS           $  3,301,613   $      1,998,595    $      1,582,139
                                    =============  =================   =================

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  13  -  REPORTABLE  SEGMENTS  (CONTINUED)

                                    June 30, 2001  December 31, 2000   December 31, 1999
                                    -------------  -----------------   -----------------
Depreciation  and  amortization:
Ultimate Comfort Systems, Inc.      $      5,297   $             -     $         96,761
Nauticon, Inc.                            33,537             83,046              96,761
RealCold Products, Inc.                    1,692                900               2,419
Technicold Services, Inc.                  6,045              12,090             12,090
Rotary Power Enterprises, Inc.               130                334                 365
Channel Freeze Technologies, Inc.         28,562             57,124              70,040
Corporate                                    -                  -                   -
                                    -------------  -----------------   -----------------
TOTAL DEPRECIATION AND
  AMORTIZATION                      $     75,263   $        153,494    $        181,675
                                    =============  =================   =================

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

Capital  Lease
--------------
In 1999, the Company acquired a forklift, which was financed through a capital lease. This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of this capital lease for the years after December 31, 2000 are as follows:

                              Year         Amount
                              ----       ---------
                              2001       $  2,094
                              2002          3,018
                              2003          3,298
                              2004          1,166
                                         ---------
                             Total       $  9,576
                                         =========

Operating  Leases
-----------------
The Company leases certain sales offices, plant space, and equipment under operating lease agreements, which expire at various times throughout 2002. Total rent expense for the year ended December 31, 2000 was $100,231 and for the six months ended June 30, 2001 was $56,957.

Future  minimum  rental  commitments  as  of  June  30,  2001  were  as follows:

Year  ending  December  31,
                2001     $     43,274
                2002           50,891
                         -------------
                         $    151,122
                         =============

NOTE  16  -  LITIGATION

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

Also, as part of the purchase agreement, CFTI has agreed to additional compensation to SIR by payment of either a 10% net fee payment or a 13% net sales fee payment. Ten percent net fee payments are payments of 10% of the net gross invoice price on all Channel Ice Technology Units sold to distributors. Thirteen percent net fee payments are payments of 13% of the net gross invoice price on all Channel Ice Technology Units of direct sales to end users. At June 30, 2001, December 31, 2000 and 1999, no additional compensation was paid or owed to SIR in connection with this purchase agreement.

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

Royalty  Agreement
------------------
See  Note  5  regarding  December  1,  2000  royalty  agreement.

Additional  Compensation
------------------------
See  Note  17  regarding  potential  payments  to  SIR.

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

added. In January 2001, PowerCold added the new proprietary Ultimate Comfort System HVAC piping system for commercial buildings to its product line, which sells for an average of $235,000 per installation.

Net Loss for the three months period ended June 30, 2001 increased 362% to $708,851 from $195,786for the same period ended June 30, 2000.

Net Loss for the six months period ended June 30, 2001 increased 213% to $1,035,436 from $486,673 for the same period ended June 30, 2000. (The Net Loss for the six months period ended June 30, 2001 included some $349,625 in excess corporate expense, as referenced below).

Net Loss per share for the three months period ended June 30, 2001 increased to $0.05 from $0.02 for the same period ended June 30, 2000.

Net Loss per share for the six months period ended June 30, 2001 increased to $0.08 from $0.5 for the same period ended June 30, 2000.

Net loss per share was based on weighted average number of shares of 13,259,614 for June 30, 2001 compared to 10,186,853 for the same six-month period in 2000.

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

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

THE COMPANY'S CONSOLIDATED BALANCE SHEET AS OF THE SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO YEAR END DECEMBER 31, 2000:

The Company's Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 respectively: Total current assets decreased to $593,763 as of June 30, 2001 from $694,301 for December 31, 2000; Total assets increased to $3,301,613 as of June 30, 2001 from $1,998,595 for December 31, 2000; total current liabilities increased to $805,000 from $568,650; total stockholders' equity increased to $2,322,306 as of June 30, 2001 from $1,254,819 for December 31, 2000.

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

Effective as of January 1, 2001, the Company was granted the exclusive nontransferable United States license for all Technology developed and patented as a heating and air conditioning system, (U.S. Patent No. 5,183,102) known as the Integrated Piping System Technology. Ultimate Comfort Systems, Inc. was formed as a new Power Cold subsidiary effective January 1, 2001, to design, engineer, package and market the new patented technology for energy efficient heating, ventilating and air conditioning (HVAC) systems for commercial and office buildings.

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

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

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  Filed  April  2,  2001  -  Investment  Banker
          8-K  Filed  April  20,  2001  -  Chief  Financial  Officer

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                                  Form 10-Q/A
                        For the period ended June 30, 2001

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     POWERCOLD  CORPORATION



/s/ Francis L. Simola
-----------------------------
FRANCIS  L.  SIMOLA
PRESIDENT  AND  CEO

DATE:  AUGUST  13,  2001