Form 10-Q/A
period 2001-06-30
POWERCOLD CORP
filed 2001-08-30
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                    FORM 10-Q
                                 AMENDMENT NO. 2

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

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                        Preferred Stock        Common Stock                                  Retained      Accumulated
                    ---------------------- ---------------------   Additional   Stock        Earnings      Other Comp=
                    Number of               Number of              Paid-in      Subscription (Accumulated   rehensive
                    Shares       Amount     Shares        Amount   Capital      Receivable   Deficit)      Income(Loss)    Total
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balance,
December 31, 1998     1,250,000  $   1,250   6,834,000 $     6,834 $  5,534,274 $    (8,500) $(4,428,487)  $       -    $ 1,105,371

Issuance of common
  stock  as  follows:
  for cash at an
  average of $0.62
  per share                 -           -      559,000        559      348,191          -            -             -        348,750

  for services at
  an average of
  $0.34 per share           -           -      483,641        483     161,627           -             -            -        162,110

Subscriptions due
  from stockholders         -           -          -          -           -          (1,000)          -            -        (1,000)

Net loss for the
  year ended December
  31, 1999                  -           -          -          -           -             -      (1,253,395)         -    (1,253,395)
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
December 31, 1999    1,250,000  $    1,250   7,876,641 $    7,876  $ 6,044,092  $    (9,500) $ (5,681,882  $      -     $  361,836

Stock issued for
  cash at an average
   of $0.87 per share      -           -     1,329,602      1,330     1,156,670         -              -          -      1,158,000
Stock issued for
  prepaid consulting
  fees at $0.50 per share  -           -       615,000        615      306,885          -              -          -        307,500
Stock issued for
  services at an
  average of $0.58
  per share                -           -       593,355        593     296,085           -              -          -        296,678
Preferred stock
  converted to
  common stock
  at par            (1,250,000)     (1,250)  1,354,785      1,355        (105)          -              -          -            -
Stock issued and
  options exercised
  in exchange for
  technology
  license at $0.50
  per share               -            -       100,000        100       49,900          -              -          -         50,000

Stock issued and
  options exercised
  in  exchange  for
  debt at $0.50
  per share                -           -       800,000        800      399,200          -              -          -        400,000
Net loss for the
 year ended 12-31-00       -           -           -          -            -            -      (1,319,195)        -     (1,319,195)
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
  December 31, 2000        -           -    12,669,383     12,669    8,252,727       (9,500)   (7,001,077)        -      1,254,819
Stock issued for cash
   at an average of
  $0.69 per share          -           -       491,666        492      337,008          -             -           -        337,500
Stock issued for
  consulting  services,
  private placement services
  and accrued compensation
  at $0.50 per share       -           -       546,250        547      272,579          -             -          -         273,126
Cost of private placement  -           -           -          -        (65,625)         -             -          -         (65,625)
Stock issued as interest
  and financing fees at
  $0.50 per share          -           -       108,000        108        53,892         -             -          -          54,000
Stock issued in
  payment of prepaid rent
  at $0.50 per share       -           -        45,000         45        22,455         -             -          -          22,500
Stock issued in payment
  of account payable at
  $0.75 per share         -            -        35,000         35        26,383         -             -          -          26,418
Net loss for the six month
  period ended 6-30-01    -            -           -          -             -           -      (1,035,432)       -      (1,035,432)
Unrealized gain on
  available for sal
 e securities             -            -           -          -             -           -             -    1,455,000     1,455,000
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
 June 30, 2001
 (Unaudited)              -           -    13,895,299  $   13,896  $ 8,899,419  $   (9,500)  $(8,036,509)  $1,455,000   $ 2,322,306
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
                                    =============  =================   =================

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  13  -  REPORTABLE  SEGMENTS  (CONTINUED)

                                    June 30, 2001  December 31, 2000   December 31, 1999
                                    -------------  -----------------   -----------------
Depreciation  and  amortization:
Ultimate Comfort Systems, Inc.      $      5,297   $            -      $            -
Nauticon, Inc.                            33,537             83,046              96,761
RealCold Products, Inc.                    1,692                900               2,419
Technicold Services, Inc.                  6,045              12,090             12,090
Rotary Power Enterprises, Inc.               130                334                 365
Channel Freeze Technologies, Inc.         28,562             57,124              70,040
Corporate                                    -                  -                   -
                                    -------------  -----------------   -----------------
TOTAL DEPRECIATION AND
  AMORTIZATION                      $     75,263   $        153,494    $        181,675
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

Net Loss for the three months period ended June 30, 2001 increased 362% to $707,596 from $195,786 for the same period ended June 30, 2000.

Net Loss for the six months period ended June 30, 2001 increased 192% to $1,035,436 from $538,895 for the same period ended June 30, 2000. (The Net Loss for the six months period ended June 30, 2001 included some $349,625 in excess corporate expense, as referenced below).

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



     POWERCOLD  CORPORATION



/s/ Francis L. Simola
-----------------------------
FRANCIS  L.  SIMOLA
PRESIDENT  AND  CEO

DATE:  AUGUST  30,  2001