Form 10-Q
period 2001-09-30
POWERCOLD CORP
filed 2001-11-13
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                115 CANFIELD ROAD
                             LA VERNIA, TEXAS 78121
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of the Registrant's Common Stock, par value $0.001 - 15,167,377 shares outstanding at September 30, 2001

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX
                                      -----

                                                                         PAGE

PART  I.     FINANCIAL  INFORMATION

     ITEM  1:     CONSOLIDATED  FINANCIAL  STATEMENTS                      3

        Accountants  Review  Report                                        4

        Consolidated  Balance  Sheets                                      5

        Consolidated  Statement  of  Operations  -  Three  Months          7

        Consolidated  Statement  of  Operations  -  Six  Months            8

        Consolidated  Statement  of  Stockholders'  Equity                 9

        Consolidated  Statement  of  Cash  Flows                          10

        Notes  to  Consolidated  Financial  Statements                    13

     ITEM  2:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.                  28


PART  II.   OTHER  INFORMATION                                            33

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

                              POWERCOLD CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001











                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111








                              POWERCOLD CORPORATION
                                TABLE OF CONTENTS
                               September 30, 2001



ACCOUNTANTS  REVIEW  REPORT                                          1


FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                   2

     Consolidated  Statements  of  Operations                        3

     Consolidated  Statement  of  Stockholders'  Equity              4

     Consolidated  Statements  of  Cash  Flows                       5


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                       7

To  the  Board  of  Directors
PowerCold  Corporation
Cibolo,  Texas

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of PowerCold Corporation as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months then ended. All information included in these financial statements is the representation of the management of PowerCold Corporation. The consolidated financial statements for the nine months ended June 30, 2000 and 1999 were reviewed by other accountants.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

November  6,  2001

POWERCOLD  CORPORATION
CONSOLIDATED  BALANCE  SHEETS


                                 September 30,    December 31,    December 31,
                                      2001            2000            1999
                                  (Unaudited)
                                 --------------  --------------  --------------
ASSETS

Current  assets:

  Cash                           $     143,732   $     106,864   $      14,464
  Trade accounts receivable            253,341          38,665         152,154
  Inventory                            213,818         241,272          34,993
  Prepaid  expenses                    223,070         307,500          69,347
                                 --------------  --------------  --------------
    Total  current assets              833,961         694,301         270,958

Property and equipment, net             83,810          73,570          29,229

Patent rights and related
  technology,  net                   1,095,500       1,195,627       1,166,554

Goodwill,  net                          34,212          27,392         115,398

Investments                          1,067,000             -               -

Deposits                                 9,645           7,705             -
                                 --------------  --------------  --------------
     Total assets                $   3,124,128   $   1,998,595   $   1,582,139
                                 ==============  ==============  ==============





























See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  BALANCE  SHEETS


                                 September 30,    December 31,    December 31,
                                      2001            2000            1999
                                  (Unaudited)
                                 --------------  --------------  --------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current  liabilities:

  Accounts payable and accrued
    expenses                     $     199,847   $     195,460   $     578,258
  Account payable - related party        1,831          10,567             -
  Customer  deposits                    29,426             -               -
  Commissions  payable                  55,522          42,240          42,240
  Advances  from  affiliate             24,940          73,636         365,254
  Notes  payable                        78,256          43,328          21,378
  Acquisition - related payable        200,000         200,000         200,000
  Capital  lease  payable                3,419          3,419            3,564
                                 --------------  --------------  --------------
    Total current liabilities          593,241         568,650       1,210,694

Long-term  liabilities:
  Capital lease payable, net
    of  current portion                  5,244           6,826           9,609
                                 --------------  --------------  --------------
    Total long-term liabilities          5,244           6,826           9,609
                                 --------------  --------------  --------------
    Total  liabilities                 598,485         575,476       1,220,303
                                 --------------  --------------  --------------

Commitments and contingencies          168,300         168,300             -

Stockholders'  equity:
  Convertible, preferred stock,
   series A $0.001 par value,
   5,000,000  authorized, 0, 0,
   and 1,250,000 shares issued and
   outstanding,  respectively              -               -             1,250

  Common stock, $0.001 par value,
   200,000,000 shares authorized,
   15,167,377, 12,669,383, and
   7,876,641 shares issued and
   outstanding,  respectively           15,167          12,669           7,876

  Additional  paid-in capital        9,663,647       8,252,727       6,044,092
  Stock subscriptions receivable        (9,500)         (9,500)        (9,500)
  Accumulated  deficit              (8,378,971)     (7,001,077)    (5,681,882)
  Accumulated other
   comprehensive  income             1,067,000             -              -
                                 --------------  --------------  --------------
    Total stockholders' equity       2,357,343       1,254,819         361,836
                                 --------------  --------------  --------------
    Total liabilities and
      stockholders' equity       $   3,124,128   $   1,998,595   $   1,582,139
                                 ==============  ==============  ==============

See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                   Three Months   Three Months   Three Months
                                      Ended          Ended           Ended
                                  September 30,   September 30,  September 30,
                                      2001            2000            1999
                                   (Unaudited)     (Unaudited)     (Unaudited)
                                 --------------  --------------  --------------
Revenues:
  Product sales                  $     305,527   $     200,591   $     159,715
  Services                              67,478             -            17,436
                                 --------------  --------------  --------------
     Total  revenue                    373,005         200,591         177,151

Cost  of  Revenues:                    279,203         113,970          83,197
                                 --------------  --------------  --------------
Gross  Profit                           93,802          86,621          93,954

Operating  expenses:
  Sales and marketing                  167,435              99          38,632
  General and administrative           229,739         420,019          85,689
  Depreciation and amortization         38,329          57,015          37,616
                                 --------------  --------------  --------------
     Total  operating  expenses        435,503         477,133         161,937
                                 --------------  --------------  --------------

Loss before other income (expense)    (341,701)       (390,512)        (67,983)

Other  income  (expense):
  Interest  income                       1,367           1,579             -
  Gain on litigation settlement            -            76,400             -
  Interest  expense                     (2,124)            -           (18,353)
  Financing  expense                       -               -               -
  Equity in loss of
    unconsolidated  affiliate              -               -           (28,576)
  Other  income                            -             3,929             -
                                 --------------  --------------  --------------
    Total other income (expense)          (757)         81,908         (46,929)

Loss  before  income  tax             (342,458)       (308,604)       (114,912)

Income  tax  expense                       -               -               -
                                 --------------  --------------  --------------

Net  loss                              (342,458)      (308,604)        (114,912)
Other  comprehensive  income:
  Unrealized loss on investment
    in  securities                    (388,000)            -                -
                                 --------------  --------------  --------------
Comprehensive  loss              $    (730,458)  $    (308,604)  $     (114,912)
                                 ==============  ==============  ==============

Net loss per common share,
  basic  and  diluted            $       (0.02)  $       (0.03)  $       (0.02)
                                 ==============  ==============  ==============
Weighted average number of shares   14,444,668      11,255,604       7,438,943
                                 ==============  ==============  ==============


See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                   Nine  Months   Nine  Months    Nine  Months
                                      Ended          Ended           Ended
                                  September 30,   September 30,  September 30,
                                      2001            2000            1999
                                   (Unaudited)     (Unaudited)     (Unaudited)
                                 --------------  --------------  --------------
Revenues:
  Product  sales                 $     661,772   $     293,117   $     299,509
  Services                             135,331          14,190          49,259
                                 --------------  --------------  --------------
    Total  revenue                     797,103         307,307         348,768

Cost  of  Revenues:                    521,004         199,545         271,728
                                 --------------  --------------  --------------
Gross  Profit                          276,099         107,762          77,040

Operating  expenses:
  Sales  and  marketing                797,936              99         212,130
  General  and  administrative         733,960         865,469         349,595
  Depreciation  and  amortization      113,592         106,073          68,025
                                 --------------  --------------  --------------
    Total  operating  expenses      1,645,488          971,641         629,750
                                 --------------  --------------  --------------
Loss before other income (expense) (1,369,389)        (863,879)       (552,710)

Other  income  (expense):
  Royalty  income                      44,785              -               -
  Interest  income                      4,560            1,579          32,826
  Gain on litigation  settlement          -             76,400             -
  Interest  expense                   (17,850)         (11,984)        (42,341)
  Financing  expense                  (40,000)             -               -
  Equity in loss of
   unconsolidated  affiliate              -                -           (95,542)
   Other  income                          -              2,607             -
                                 --------------  --------------  --------------
    Total other income (expense)       (8,505)          68,602        (105,057)

Loss  before  income  tax          (1,377,894)        (795,277)       (657,767)

Income  tax  expense                      -            (52,222)            -
                                 --------------  --------------  --------------
Net  loss                           (1,377,894)       (847,499)       (657,767)

Other comprehensive income:
  Unrealized gain (loss) on
   investment  in  securities        1,067,000             -               -
                                 --------------  --------------  --------------
Comprehensive  loss              $    (310,894)  $    (847,499)  $    (657,767)
                                 ==============  ==============  ==============

Net loss per common share,
  basic  and  diluted            $       (0.10)  $       (0.09)  $       (0.09)
                                 ==============  ==============  ==============
Weighted average number of shares   13,658,973       9,609,521       7,174,407
                                 ==============  ==============  ==============

See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
STATEMENT  OF  STOCKHOLDERS'  EQUITY


                        Preferred Stock        Common Stock                                  Retained      Accumulated
                    ---------------------- ---------------------   Additional   Stock        Earnings      Other Comp=
                    Number of               Number of              Paid-in      Subscription (Accumulated   rehensive
                    Shares       Amount     Shares        Amount   Capital      Receivable   Deficit)      Income(Loss)    Total
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balance,
December 31, 1998     1,250,000  $   1,250   6,834,000 $     6,834 $  5,534,274 $    (8,500) $(4,428,487)  $       -    $ 1,105,371
Issuance of common
  stock  as  follows:
  for cash at an
  average of $0.62
  per share                 -           -      559,000        559      348,191          -            -             -        348,750
  for services at
  an average of
  $0.34 per share           -           -      483,641        483     161,627           -             -            -        162,110
Subscriptions due
  from stockholders         -           -          -          -           -          (1,000)          -            -        (1,000)
Net loss for the
  year ended December
  31, 1999                  -           -          -          -           -             -      (1,253,395)         -    (1,253,395)
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
December 31, 1999    1,250,000  $    1,250   7,876,641 $    7,876  $ 6,044,092  $    (9,500) $ (5,681,882  $      -     $  361,836
Stock issued for
  cash at an average
   of $0.87 per share      -           -     1,329,602      1,330     1,156,670         -              -          -      1,158,000
Stock issued for
  prepaid consulting
  fees at $0.50 per share  -           -       615,000        615      306,885          -              -          -        307,500
Stock issued for
  services at an
  average of $0.58
  per share                -           -       593,355        593     296,085           -              -          -        296,678
Preferred stock
  converted to
  common stock
  at par            (1,250,000)     (1,250)  1,354,785      1,355        (105)          -              -          -            -
Stock issued and
  options exercised
  in exchange for
  technology
  license at $0.50
  per share               -            -       100,000        100       49,900          -              -          -         50,000
Stock issued and
  options exercised
  in  exchange  for
  debt at $0.50
  per share                -           -       800,000        800      399,200          -              -          -        400,000
Net loss for the
 year ended 12-31-00       -           -           -          -            -            -      (1,319,195)        -     (1,319,195)
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
  December 31, 2000        -           -    12,669,383     12,669    8,252,727       (9,500)   (7,001,077)        -      1,254,819
Stock issued for cash
  at an average of
  $0.67 per share
  less cost of
  issuance of
  $105,625                 -           -     1,502,744      1,503      905,372          -             -           -        906,875
Stock issued for
  consulting services,
  private placement
  services and accrued
  compensation at
  $0.50 per share          -           -       607,250       607       303,018          -             -           -        303,625
Stock issued as
  interest and
  financing fees at
  $0.50 per share          -           -       108,000       108        53,892          -             -           -         54,000
Stock issued in
  payment of prepaid
  rent at $0.50 per
  share                    -           -        45,000        45        22,455          -             -           -         22,500
Stock issued in
  payment of account
  payable at $0.75
  per share                -           -        35,000        35        26,383          -             -           -         26,418
Stock issued as
  repayment of loan        -           -       200,000       200        99,800          -             -           -        100,000
Net loss for the nine
  month period ended
  September 30, 2001       -           -           -         -             -            -      (1,377,894)        -     (1,377,894)
Unrealized gain on
  available for sale
  securities               -           -           -         -             -            -       1,067,000         -      1,067,000
                    ----------- ---------- ----------- ----------- ------------ ------------ ------------  ------------ -----------
Balances at
 September 30, 2001
 (Unaudited)               -    $      -    15,167,377 $   15,167  $  9,663,647 $    (9,500)  $(8,378,971) $  1,067,000 $ 2,357,343
                    =========== ========== =========== =========== ============ ============ ============  ============ ===========

See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOW


                                   Nine  Months   Nine  Months    Nine  Months
                                      Ended          Ended           Ended
                                  September 30,   September 30,  September 30,
                                      2001            2000            1999
                                   (Unaudited)     (Unaudited)     (Unaudited)
                                 --------------  --------------  --------------
Cash flows from operating
  activities:
  Net loss                       $  (1,377,894)  $    (847,499)  $    (657,767)
  Adjustments to reconcile net
  loss to net cash provided by
  (used by) operating activities:
    Depreciation and amortization      113,592         106,073          68,025
    Equity in earnings of
     unconsolidated  affiliate             -               -            95,542
    Issuance of common stock
     for services                      234,000         190,066         112,130
    Issuance of common stock for
     interest on debt                   14,000             -               -
    Issuance of common stock for
     financing  expense                 40,000             -               -
  (Increase) decrease in assets:
    Accounts  receivable              (214,676)          1,326        (140,989)
    Provision for doubtful accounts        -               -            (2,755)
    Inventories                         27,454         (23,763)          2,269
    Prepaid expenses and other
     current  assets                    92,215           7,236          (8,435)
    Deposits                            (1,940)            -               -
    Refundable  income  taxes              -            52,222             -
  Increase (decrease) in
  liabilities:
    Accounts payable and accrued
      Expenses                          30,805        (172,774)         74,116
    Accounts payable-related party      (8,736)            -          (197,050)
    Deferred  revenue                   29,426             -                -
    Commissions  payable                13,282             -                -
                                 --------------  --------------  --------------
Net cash provided by (used by)
  operating  activities             (1,008,472)       (687,113)       (654,914)
                                 --------------  --------------  --------------

Cash flows from investing
  activities:
  Purchase of property and
    Equipment                          (15,810)            -           (15,638)
                                 --------------  --------------  --------------
Net cash provided by (used by)
  investing  activities                (15,810)            -           (15,638)
                                 --------------  --------------  --------------








See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOW

                                   Nine  Months   Nine  Months    Nine  Months
                                      Ended          Ended           Ended
                                  September 30,   September 30,  September 30,
                                      2001            2000            1999
                                   (Unaudited)     (Unaudited)     (Unaudited)
                                 --------------  --------------  --------------
Cash flows from financing
  activities:
  Payments on capital lease             (1,582)            -               -
  Cash payments to affiliate          (241,196)       (205,476)       (100,000)
  Proceeds from advance from
    affiliate                          192,500             -           371,833
  Proceeds from borrowing              165,000             -            89,404
  Proceeds  from  investment               -               -           432,500
  Repayment  of  borrowings            (25,000)            -               -
  Repayment of short-term
    borrowings                          (5,072)            -          (438,760)
  Cost of issuance of shares
    under  private  placement          (36,000)            -               -
  Proceeds from issuance of
    shares under private
    placement                        1,012,500       1,158,000         300,100
                                 --------------  --------------  --------------
Net cash provided by (used by)
  financing  activities              1,061,150         952,524         655,077
                                 --------------  --------------  --------------

Net increase (decrease) in cash
  and  cash  equivalents                36,868         265,411         (15,475)

Cash and cash equivalents at
  beginning  of  period                106,864          14,464          21,781
                                 --------------  --------------  --------------

Cash and cash equivalents at
  end  of period                 $     143,732   $     279,875   $       6,306
                                 ==============  ==============  ==============

Supplemental cash flow information

  Interest paid                  $      17,850   $      11,984   $         -
                                 ==============  ==============  ==============
  Taxes  paid                    $         -     $         -     $         -
                                 ==============  ==============  ==============














See accompanying notes and accountant's review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOW

                                   Nine  Months   Nine  Months    Nine  Months
                                      Ended          Ended           Ended
                                  September 30,   September 30,  September 30,
                                      2001            2000            1999
                                   (Unaudited)     (Unaudited)     (Unaudited)
                                 --------------  --------------  --------------
Noncash  operating  activities:

  Issuance of common stock as
    prepayment for consulting
    services                     $      15,000   $         -     $         -
  Issuance of common stock
    for  services                $     234,000   $     190,066   $     112,130
  Issuance of stock for accrued
    wages                        $      25,000   $         -     $         -
  Issuance of stock for
    financing and interest
    expense                      $      54,000   $         -     $         -
  Issuance of stock for
    satisfaction of accounts
    payable                      $      26,418   $         -     $         -
  Issuance of stock for
    prepaid  rent                $      22,500   $         -     $         -
  Issuance of stock for
   private placement costs       $      69,625   $         -     $         -
  Issuance of stock for
    satisfaction of notes
    payable                      $     100,000   $         -     $         -






























See accompanying notes and accountant's review report.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

The Company formed Alturdyne Energy Systems, Inc. in September 1999 to support the natural gas engine driven water chiller business. Subsequent to its formation, the entity has been essentially dormant.

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the period ended September 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2001

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 7.

Concentration  of  Credit  Risk
-------------------------------
The Company maintains its cash in one commercial account at a major financial institution. At September 30, 2001, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $43,732.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2001.

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Investment  in  Securities
--------------------------
Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity. Held-to-maturity securities are reported at amortized cost. Gains and losses on the sale of securities are determined using the specific identification method. For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred. Market value is determined based on quoted market prices. At September 30, 2001, all of the Company's investment securities were classified as available for sale. See Note 8.

Earnings  Per  Share
--------------------
On  January  1,  1998,  the  Company  adopted  SFAS  No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2001, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

NOTE  3  -  GOING  CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has, however, sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. At September 30, 2001, intangible assets comprise a material portion of the
Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations and favorable resolution of the matter discussed in Note 16. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that prior acquisitions and the acquisition of Ultimate Comfort Systems technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increase sales provide the opportunity to continue as a going concern.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, ("Simco"), a separate legal entity wholly-owned by the Company's chairman and chief executive officer.

During 2000, Simco converted $400,000 of its loans to the Company into 800,000 shares of the Company's common stock. See Note 11.

The Company's directors receive an annual payment of $2,500 for directors' fees. Two of the Company's officers are entitled to receive a minimum commission of 2% but not to exceed 5% on any direct sales of the Company. A third officer is entitled to receive the highest of 3% commission on the Company's gross revenues or 5% on the Company's gross operating profits, or $10,000 per month. These employees also have the option to purchase shares of common restrictive stock of the Company at 50% of bid price 30 days after receiving payments for these services. In order to obtain these benefits, the employees must perform services for a period of three years effective on date of agreement or receive a pro rata share based on years of service. No additional commissions were accrued related to the agreements at September 30, 2001 or at December 31, 2000, 1999 and 1998.

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  6  -  INVENTORY

Inventories at September 30, 2001, December 31, 2000 and 1999 consist of the following:

                     September 30, 2001  December 31, 2000  December 31, 1999
                     ------------------  -----------------  -----------------
Materials inventory  $         105,397   $        132,851   $         34,993
Finished goods
  inventory                    108,421            108,421                -
                     ------------------  -----------------  -----------------
                     $         213,818   $        241,272   $         34,993
                     ==================  =================  =================

Finished goods inventory consists of the specialized quick-freezing unit of the Company's Channel Freeze Technology, Inc. subsidiary.

NOTE  7  -  PROPERTY,  EQUIPMENT  AND  INTANGIBLES

Property  and  equipment  is  summarized  as  follows:


                        September 30, 2001  December 31, 2000  December 31, 1999
                        ------------------  -----------------  -----------------
Machinery and equipment $         102,800   $         87,342   $         32,877
Prototypes and molds               71,030             71,030             73,420
Furniture and fixtures              7,966              7,614              8,804
                        ------------------  -----------------  -----------------
Total Property and
   Equipment                      181,796            165,986            115,101
                        ------------------  -----------------  -----------------
Less: Accumulated
  Depreciation                     97,986             92,416             85,872
                        ------------------  -----------------  -----------------
Net Property and
  Equipment             $          83,810   $         73,570   $         29,229
                        ==================  =================  =================

Depreciation expense for the nine months ended September 30, 2001 and years ended December 31, 2000 and 1999 was $113,592, $7,616 and $33,819 respectively.

The  Company's  intangible  assets  are  summarized  as  follows:


                        September 30, 2001  December 31, 2000  December 31, 1999
                        ------------------  -----------------  -----------------
Patents and related
  technology            $       1,684,901   $      1,684,001   $      1,532,486
Goodwill                          105,269            105,269            168,033
                        ------------------  -----------------  -----------------
Total Intangibles               1,790,170          1,789,270          1,700,519
                        ------------------  -----------------  -----------------
Less: Accumulated
  Amortization                   660,458             566,251            418,567
                        ------------------  -----------------  -----------------
Net Intangibles         $      1,129,712    $      1,223,019   $      1,281,952
                        ==================  =================  =================

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

During 2000 and 2001, the Company's investment in RPI decreased to less than 20% of RPI's stock outstanding. In view of the changed circumstances, the Company's management elected to recognize its investment in RPI as available-for-sale securities. As of September 30, 2001, the fair market value of these securities was $1,067,000, which has been recognized as other comprehensive income in accordance with SFAS No. 115.

NOTE  9  -  NOTES  PAYABLE

At  September  30,  2001,  notes  payable  consisted  of  the  following:

A note payable to Southtrust Bank, secured by G. Briley, the Company's president, for $3,241 with an annual interest rate of 14.99%. This unsecured note  is  payable  in  March  2002.

Two lines of credit were assumed as part of the consideration for the December 2000 acquisition of a technology license and intellectual property. (See Note 5.) One line of credit is payable to Royal Bank of Canada for $34,014 U.S., and the second to T. D. Bank for $1,001 U.S.

In the nine months ended September 30, 2001, the Company received $165,000 in loan proceeds from its shareholders. The loans, which bear interest at 10%, are unsecured and have no stated maturity. After repaying $100,000 of these loans with common stock and $25,000 with cash, the Company has a shareholder loan balance at September 30, 2001 of $40,000.

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

On June 30, 2000, 100% of the Company's outstanding Series "A" Convertible Preferred Stock was converted to the Company's common stock. The conversion resulted in the issuance of 1,354,785 shares of the Company's common stock at an approximate conversion rate of one share of preferred stock for 1.08 shares of common stock. At December 31, 2000 and at September 30, 2001, the Company did not have any shares of preferred stock outstanding.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  11  -  COMMON  STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the nine months ended September 30, 2001, the Company issued 1,502,744 shares of common stock at $0.67 per share for cash. In addition, the Company issued 607,250 shares of common stock at $0.50 per share for consulting and other services and as compensation, 108,000 shares of common stock at $0.50 for financing fees of $40,000 and interest of $14,000, and issued 35,000 shares of common stock at $0.75 per share to satisfy outstanding debt $200,000 at $0.50 per share for repayment of a loan, and 45,000 shares of common stock at $0.50 per share as prepayment of expenses.

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














        21`
                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                                            Number of       Weighted
                                            Shares          Average
                                            Under           Exercise
                                            Option          Price
                                         --------------  --------------
Outstanding, January 1, 1998                  300,000    $        2.00
       Granted                              1,150,000             1.19
       Exercised                                  -                -
       Forfeited                                  -                -
       Expired                                    -                -
                                         --------------  --------------
Outstanding, December 31, 1998               1,450,000   $        1.36
                                         ==============  ==============
Exercisable, December 31, 1998               1,450,000   $        1.36
                                         ==============  ==============
Exercisable, December 31, 1999              2,454,558    $        1.01
                                         ==============  ==============
Outstanding, January 1, 2000                2,454,558    $        1.01
        Granted                             1,000,000             0.77
        Exercised                            (450,000)            0.50
        Forfeited                                 -                -
        Expired                              (700,000)            2.29
                                         --------------  --------------
Outstanding, December 31, 2000              2,304,558    $        0.74
                                         ==============  ==============
Exercisable, December 31, 2000              2,304,558    $        0.74
                                         ==============  ==============
Outstanding January 1, 2001                 2,304,558    $        0.74
         Granted                                  -                -
         Exercised                                -                -
         Forfeited                                -                -
         Expired                                  -                -
                                         --------------  --------------
Outstanding September 30, 2001              2,304,558    $        0.74
                                         ==============  ==============
Exercisable September 30, 2001              2,304,558    $        0.74
                                         ==============  ==============

At September 30, 2001, exercise prices for outstanding options ranged from $0.50 to $3.00. The weighted average contractual life remaining of such options was
2.3  years.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

                     Risk-free Interest Rate          5.25%
                     Expected Life                    3 years
                     Expected Volatility               105%

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

Pro forma net loss and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 are as follows:

                                Nine Months Ended   Year Ended     Year Ended
                                September 30, 2001  December 31,   December 31,
                                                    2000           1999
                                ------------------  -------------  -------------
Net loss as reported            $      (1,377,894)  $ (1,319,195)  $ (1,253,395)
Adjustment required by
  SFAS  123                                   -         (287,273)      (524,890)
                                ------------------  -------------  -------------
Pro forma net loss              $     (1,377,894)   $ (1,606,468)  $ (1,778,285)
                                ==================  =============  =============

Pro forma net loss per
  share, Basic and diluted      $          (0.10)   $      (0.15)  $      (0.25)
                                ==================  =============  =============

NOTE  13  -  REPORTABLE  SEGMENTS

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  13  -  REPORTABLE  SEGMENTS (Continued)

Segment information for the nine months ended September 30, 2001 and for the years ended December 31, 2000 and 1999 are as follows:

                        September 30, 2001  December 31, 2000  December 31, 1999
                        ------------------  -----------------  -----------------
Revenues:
Ultimate Comfort
  Systems, Inc.         $         268,814   $            -     $         91,006
RealCold Products, Inc.           474,546            309,111            212,596
Technicold Services, Inc.          53,743             82,175             50,611
Rotary Power
  Enterprise, Inc.                    -                  -              187,025
Channel Freeze
  Technologies, Inc.                  -                  -                  -
Corporate                             -                  -               21,165
                        ------------------  -----------------  -----------------
TOTAL REVENUES          $         797,103   $        395,040   $        562,403
                        ==================  =================  =================
Operating income (loss):
Ultimate Comfort
  Systems, Inc.         $        (127,818)  $            -     $            -
Nauticon, Inc.                    (54,907)           (33,331)          (290,569)
RealCold Products, Inc.          (523,503)          (504,144)          (243,429)
Technicold Services, Inc.          25,064           (109,771)             7,538
Rotary Power
  Enterprise, Inc.               (123,283)          (109,025)            (8,454)
Channel Freeze
  Technologies, Inc.              (65,540)          (215,808)          (313,801)
Corporate                        (507,907)          (439,575)          (351,227)
                        ------------------  -----------------  -----------------
TOTAL OPERATING LOSS    $       1,377,894   $     (1,411,654)  $     (1,199,942)
                        ==================  =================  =================
Identifiable  assets:
Ultimate Comfort
  Systems, Inc.         $         167,340   $       152,415    $            -
Nauticon, Inc.                    256,622           280,375             385,927
RealCold Products, Inc.           327,704           132,371             144,650
Technicold Services, Inc.          55,815           120,833             122,137
Rotary Power
  Enterprise, Inc.                 74,864            75,386             129,992
Channel Freeze
  Technologies, Inc.              805,618           848,777             797,531
Corporate                       1,436,165           388,438               1,902
                        ------------------  -----------------  -----------------
TOTAL IDENTIFIABLE
  ASSETS                $       3,124,128   $      1,998,595   $      1,582,139
                        ==================  =================  =================

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  13  -  REPORTABLE  SEGMENTS (Continued)

                        September 30, 2001  December 31, 2000  December 31, 1999
                        ------------------  -----------------  -----------------
Depreciation and
  amortization:
Ultimate Comfort
  Systems, Inc.         $           7,945   $            -     $         96,761
Nauticon, Inc.                     50,306             83,046             96,761
RealCold Products, Inc.             3,123                900              2,419
Technicold Services, Inc.           9,067             12,090             12,090
Rotary Power
  Enterprise, Inc.                    307                334                365
Channel Freeze
  Technologies, Inc.               42,844             57,124             70,040
Corporate                             -                  -                 -
                        ------------------  -----------------  -----------------
TOTAL DEPRECIATION AND
  AMORTIZATION          $         113,592   $        153,494   $        181,675
                        ==================  =================  =================

All of the Company's assets are held within the United States and all material revenue was generated within the United States.

PowerCold's reportable segments are strategic business units that offer different products or services. They are managed separately because each business requires different technology and marketing strategies.

NOTE  14  -INCOME  TAXES

Provision  for  Taxes
---------------------
At September 30, 2001, the Company had net deferred tax assets of $1,100,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

The Company incurred accumulated net operating losses for income tax purposes of approximately $3,400,000 for the year ended December 31, 2000. The Company's net operating loss carryforwards for income tax purposes are approximately $4,700,000, which will expire on various dates through the year 2020. At September 30, 2001, 2001, the Company's net operating losses increased by approximately $1,300,000.

The Company recognized approximately $234,000 for the issuance of common stock for services in the nine months ended September 30, 2001.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  15  -LEASES

Capital  Lease
--------------
In 1999, the Company acquired a forklift, which was financed through a capital lease. This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of this capital lease for the years after December 31, 2000 are as follows:

                              Year          Amount
                              --------      ------
                                2001        $1,181
                                2002         3,018
                                2003         3,298
                                2004         1,166
                                            ------
                         Total              $8,663
                                            ======

Operating  Leases
-----------------
The Company leases certain sales offices, plant space, and equipment under operating lease agreements, which expire at various times throughout 2002. Total rent expense for the year ended December 31, 2000 was $100,231 and for the nine months ended September 30, 2001 was $56,957.

Future  minimum  rental  commitments  as  of September 30, 2001 were as follows:

Year  ending  December  31,
                      2001     $     10,819
                      2002           50,891
                               ------------
                               $    151,122
                               ============

NOTE  16  -  LITIGATION

Management of the Company is seeking to recoup damages from the former president and shareholder of Nauticon Inc. in connection with Nauticon Inc.'s acquisition by the Company. Related to this matter is the ownership of certain patents ($441,078 carrying value at December 31, 1998) and the amount of compensation owed to the former Nauticon Inc. shareholder ($88,600 accrued and included in accounts payable and accrued expenses at December 31, 1999 and 1998). The former Nauticon Inc. shareholder was granted options to purchase 133,763 shares of common stock of the Company at $1.50 per share (increasing to $2.00 per share before expiring in July 2000). Nauticon Inc. is a defendant in several lawsuits filed by suppliers. Nauticon Inc. denies any liability. Counsel has advised that it is not possible to project the outcome at this time. It is the opinion of management that these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 31, 2000, Nauticon Inc. and its former president agreed upon a full and final settlement of the lawsuit mentioned above. This settlement resulted in a gain for the Company of $88,600 which was recorded as other income.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  17  -  SUBSIDIARY  -  CHANNEL  FREEZE  TECHNOLOGIES,  INC.

On May 18, 1998, Channel Freeze Technologies, Inc. (CFTI) was formed as a wholly-owned subsidiary of the Company to accommodate the acquisition of intellectual property assets related to Channel Ice Technology. On September 15, 1998, the Company entered into an agreement to acquire eighty percent (80%) of the assets (primarily patents) of Channel Ice Technologies from SIR Worldwide LLC (SIR) for $850,000 and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years from the date of closing. After the Company made cash payments of $550,000 in 1998 and $100,000 in 1999, the remaining acquisition liability was $200,000 at September 30, 2001. The agreement also required the Company to issue two-thirds of the stock of CFTI to SIR, which would leave the Company with only a one-third ownership in CFTI. The board of directors of the Company passed a resolution approving the issuance of two-third of the shares of stock of CFTI to SIR; however, the shares were never issued. The agreement provided the Company the ability to increase (buy back) their ownership interest (up to 80%) in CFTI by making additional payments totaling $5,950,000. For each $1 million dollars in Channel Ice Technology unit sales, PowerCold shall acquire an additional 1% equity interest in CFTI for each payment of $85,000, up to a maximum ownership interest by PowerCold in CFTI of 80%.

Also, as part of the purchase agreement, CFTI has agreed to additional compensation to SIR by payment of either a 10% net fee payment or a 13% net sales fee payment. Ten percent net fee payments are payments of 10% of the net gross invoice price on all Channel Ice Technology Units sold to distributors. Thirteen percent net fee payments are payments of 13% of the net gross invoice price on all Channel Ice Technology Units of direct sales to end users. At
September 30, 2001, December 31, 2000 and 1999, no additional compensation was paid or owed to SIR in connection with this purchase agreement.

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

Royalty  Agreement
------------------
See  Note  5  regarding  December  1,  2000  royalty  agreement.

Additional  Compensation
------------------------
See  Note  17  regarding  potential  payments  to  SIR.

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

A  management  team,  which supports the Company's business operations, has over
(150) year's experience. The Company maintains administrative corporate offices in La Vernia, Texas, and Philadelphia, Pennsylvania. Engineering and manufacturing facilities are located in La Vernia, Texas.

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

NAUTICON INC. - manufactures and markets a product line of patented evaporative heat exchange systems for the HVAC and refrigeration industry. Nauticon Evaporative Condenser Line of Products include new innovative configurations; EV Cool Air Conditioners up to 80 tons, EV Chill Water Chillers 0.75kw per ton, 40-80 tons with chilled water pumps included and multiple compressors, and EV Frig medium temperature +18F up to 420,000 BTU/hr, low temperature -20F up to 360,000 BTU/hr, and low ambient temperature control standard. The new patented products are innovative and unique in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for condensers, fluid coolers, subcoolers, and cooling towers. Nauticon products can save power cost in the refrigeration industry by 20% to 30%, and are environmental friendly, making these units contribute to the utilities needs to reduce power demand and support the environment. There are some 200 customer systems installed.

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

RESULTS  OF  OPERATIONS  -  THIRD  QUARTER  2001

THE COMPANY'S CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 2000:

Revenue for the three months period ended September 30, 2001 increased 46% to $373,005 from $200,591 for the same period ended September 30, 2000.

Revenue for the nine months period ended September 30, 2001 increased 61% to $797,103 from $307,307 for the same period ended September 30, 2000.

Orders have been increasing for the Company's energy saving cooling systems due to the energy saving features of the Nauticon Evaporative Condenser product line, and correspondingly, an improved revenue picture. The Company's revenue through nine months of 2001 has doubled the total revenue for all of the year 2000, as a result of growing sales of its patented energy saving cooling systems. This year the Company has focused on the Nauticon Evaporative Condenser, which is the heart of its COLD product line, and the exclusive Evaporative Chiller Product Line, which provides chilled water (EV Chill ), air conditioning (EV Cool ), and refrigeration (EV Frig ). The basic Nauticon unit has evolved from a 40-ton condenser into a multi-unit condenser product line offering up to 350-ton capacity. These systems save up to 50% in energy costs.

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

Net Loss for the three months period ended September 30, 2001 increased 10% to $342,458 from $308,604 for the same period ended September 30, 2000.

Net Loss for the nine months period ended September 30, 2001 increased 39% to $1,377,894 from $847,499 for the same period ended September 30, 2000. The increased Net Loss for the nine months period ended September 30, 2001 was primarily due to the increase in sales and marketing expense.

Net Loss per share for the three months period ended September 30, 2001 decreased to $0.02 from $0.03 for the same period ended September 30, 2000.

Net Loss per share for the six months period ended September 30, 2001 increased to $0.10 from $0.09 for the same period ended September 30, 2000.

Net loss per share for the three months was based on weighted average number of shares of 14,444,668 for September 30, 2001 compared to 11,255,604 for the same period in 2000.

The current quarter loss for sales and marketing and general and administrative operating expense was due to increased sales and marketing activity, and maintaining general Company operating overhead including additional specific engineering and marketing costs for the various product lines. The Company has restructured its operations to comply with its current productive product line of evaporative condensers and new chiller systems. The large increase in operating expense for the first nine months of operations was primarily due to the Company's major focus on sales and marketing.

The per cent increase (10%) in cost of revenues for the nine months period ended September 30, 2001 compared to the same period ended September 30, 2000 was due to extra development cost for a new freezer product.

The Company issues restricted common shares for private placement funding on a negotiated basis. The Company also issues restricted common shares for expenses, payables and service rendered based on a discount off the share price according to the value of the service. During the nine months ended September 30, 2001, the Company issued 1,502,744 shares of common stock at $0.67 per share for cash. In addition, the Company issued 607,250 shares of common stock at $0.50 per share for consulting and other services and as compensation, 108,000 shares of common stock at $0.50 for financing fees of $40,000 and interest of $14,000, and issued 35,000 shares of common stock at $0.75 per share to satisfy outstanding debt $200,000 at $0.50 per share for repayment of a loan, and 45,000 shares of common stock at $0.50 per share as prepayment of expenses. In addition, the Company issued common stock for some $295,625 in added consulting services, other prepaid expenses and compensation accumulated from the previous year, and common stock for some $54,000 for financing fees and interest expense.

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

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

The Company is experiencing a unique sales momentum as customers aggressively seek ways to reduce their power peak demand and energy costs in today's escalating real time electricity world. The Company's sales and revenue should continue to increase due to the increased volume of customer proposals for the newly designed Nauticon Evaporative Condenser Line of Chiller Products. Some $13M in new customer proposals has been quoted through September 2001. The
Company's manufacturing capacity was virtually doubled with the move earlier this year into a new 47,000 sq. ft. plant in La Vernia, Texas.

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

THE COMPANY'S CONSOLIDATED BALANCE SHEET AS OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR-END DECEMBER 31, 2000:

The Company's Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 respectively: Total current assets increased to $833,961 as of September 30, 2001 from $694,301 for December 31, 2000; Total assets increased to $3,124,128 as of September 30, 2001 from $1,998,595 for December 31, 2000;
Total current liabilities increased to $593,241 from $568,650; Total stockholders' equity increased to $2,357,343 as of September 30, 2001 from $1,254,819 for December 31, 2000.

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

During 2000 and 2001, the Company's investment in RPI decreased to less than 20% of RPI's stock outstanding. In view of the changed circumstances, the Company's management elected to recognize its investment in RPI as available-for-sale securities. As of September 30, 2001 the fair market value of these securities was $1,067,00, which has been recognized as other comprehensive income in accordance with SFAS No. 115. For the three months ended September 30, 2001 there was an unrealized loss of $388,000on the RPI investment.

Commitments and contingencies of some $168,300 are from old outstanding accounts payable from the previous Nauticon operations. Management believes that these contingency debts will be written off over time.

Channel Freeze sales and revenue continues to be slow, because of the limited marketing experience and lack of product credibility in the marketplace. The Company has enhanced and built a new Channel Freeze system design, which includes new features that simplifies standard product manufacture costs and provides the customer greater production capacity. The Company envisions a greater market opportunity with its newly designed product for freezing block ice and various food products.

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans for additional acquisitions and joint ventures for the near future. Management has implemented a new operating plan providing guidance for cash management and revenue growth. During the last nine months the Company has raised limited private placement capital for current cash requirements, and foresees continued private placement funding to meet production needs for the remainder of the year. The Company is also seeking additional major financing for working capital to fill the growing number of orders and to support its future growth plans.

Management intends to continue to utilize and develop the intangible assets of the Company. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Effective on March 30, 2001, for a twelve-month period, the company engaged Legg Mason Wood Walker, Incorporated, Corporate Finance, to serve as financial advisor to the Company for related investment banking services. In such capacity, Legg Mason shall be available for advice, and shall advise the Company with respect to such financial matters as the Company shall from time to time request, including matters relating to (a) capital raising, whether from institutional and other investors or lenders or from the private placement of debt instruments or equity securities, (b) public offerings of debt or equity securities, (c) the structure of debt or equity financings, (d) acquisitions and other business ventures, (e) stockholder and securities dealer relations, and(f) commercial banking relations.

Recent  news release headlines continue to expound on the Company's development:

PowerCold's Patented Hotel Air Conditioning System Selected By NYSERDA To Demonstrate Energy Efficiency At A Hilton Garden Inn. Project Awarded $485,000 by NYSERDA.

PowerCold's Patented Hotel Air Conditioning System Wins Award From Energy User News for Excellence and Innovation in Energy
PowerCold's Patented Evaporative Condensers Adopted By Major HVAC Manufacturer For Use In Commercial Applications

Chesapeake Securities Research Initiates Coverage on PowerCold Corporation with BUY Recommendation In Summary Report.

Copies  of  PowerCold  press  releases, SEC filings, current price quotes, stock charts and other valuable information for investors may be found on the Company's website at http://www.powercold.com, and on the Company's Investor
Relations  website  at  http://www.hawkassociates.com

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

          None.

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  filed  October  3,  2001  -  Chief  Financial  Officer

                              POWERCOLD CORPORATION
                                AND SUBSIDIARIES
                   FORM 10Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001



SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POWERCOLD  CORPORATION


/s/ Francis L. Simola
----------------------
FRANCIS  L.  SIMOLA
PRESIDENT  AND  CEO

                              DATE:  NOVEMBER  8,  2001