Form 10-K
period 2001-12-31
POWERCOLD CORP
filed 2002-03-29
CIK 827055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 333-19584

                             POWERCOLD  CORPORATION
             (Exact name of registrant as specified in its charter)

         Nevada                                           23-2582701
(State  of  Incorporation)                  (IRS  Employer  Identification  No.)

               115 Canfield Road, La Vernia, Texas              78121
          (Address of principal executive offices)           (Zip Code)

               Registrant's  telephone  number:     210  659-8450


Securities  registered  under  Section  12(b)  of  the  Exchange Act:  None
Securities  registered  under  Section  12(g)  of  the  Exchange Act:  None

     Common  Stock,  $0.001  Par  Value     OTC  Electronic  Bulletin  Board


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ x ]  Yes       [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $22,545,000.00

Indicate the number of shares outstanding of each of the registrant's classes of
common  stock,  as  of  the  latest  practicable  date.     16,027,882

                     Documents  Incorporated  by  Reference:  None

                                      INDEX

PART  I                                                                    Page

Item  1.     Business                                                         3
Item  2.     Property                                                        11
Item  3.     Legal  Proceedings                                              11
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     11

     PART  II

Item  5.     Market for Registrant's Common Equity and Related Stockholder
             Matters                                                         12
Item  6.     Selected  Financial  Data                                       12
Item  7.     Management's  Discussion and Analysis of Financial Condition
             and  Results  of  Operation                                     13
Item  8.     Financial  Statements  and  Supplementary  Data                 18
Item  9.     Changes  in and Disagreements with Accountants on Accounting
             and  Financial  Disclosure                                      18

PART  III

Item  10.    Directors  and  Executive  Officers  of  the  Registrant        18
Item  11.    Executive  Compensation                                         19
Item  12.    Security  Ownership  of  Certain  Beneficial Owners
             and Management                                                  19
Item  13.    Certain  Relationships  and  Related  Transactions              20

PART  IV

Item  14.    Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                     20

Signatures                                                                   49

PART  I

ITEM  1.     BUSINESS

GENERAL

PowerCold Corporation is a solution provider of energy efficient products for the refrigeration, air condition and power industries. The Company operates across many market sectors, from large industrial food processors to small commercial air conditioning system applications. The firm's focus is to give customers products and systems that allow them to benefit from current changes occurring in the natural gas and electrical utility marketplace. Air Condition and refrigeration is the most energy intensive operation most business operators face. PowerCold has the opportunity to provide products and systems that customers require to take advantage of these changes to improve profitability by reducing their operating costs.

Deregulation of the gas and electric utilities will provide continuing opportunities, creating new markets for more efficient air condition, refrigeration and power systems. PowerCold has the products, experience and creative ability to package unique energy saving systems for the multi-billion dollar refrigeration market. To enhance this market the Company is pursuing synergistic businesses and marketing alliances are being formed with major utility companies and established industry companies for these products and services.

The Company's mission is to be a solution provider of energy efficient products for the multi-billion dollar refrigeration, air condition and power industry. The Company's goal is to achieve profitable growth and increase shareholder value by forming business alliances and providing superior technology, products and services.

Subsequent to filing this Form 10K, the company has reorganized into four subsidiary companies, effective January 1, 2002: PowerCold Products, Inc., supporting all "Cold" related products, Power Sources, Inc., supporting all "Power" related products, Ultimate Comfort Systems, Inc., supporting proprietary applications for heating, ventilating and air conditioning systems (HVAC), and Technicold Services, Inc. provides engineering consulting services to the air condition, refrigeration and power industries.

COMPANY  HISTORY

International Cryogenics Systems Corporation (ICSC) was established as a private company in 1988 to fabricate and market freezer systems. The Company developed and patented the most advanced, cost-effective and environmentally safe "quick freeze" systems in the industry. In January l993 ICSC's assets were merged into a public entity. The name was changed to PowerCold Corporation (PowerCold) in April 1997, currently trading on the OTC Bulletin Board - symbol (PWCL). In 1995 the Company acquired four companies - currently three have operated as wholly owned subsidiaries of PowerCold; RealCold Products, Inc., Technicold Services, Inc. and Nauticon, Inc. RealCold Products designs and manufactures air condition and refrigeration systems, Technicold Services provide consulting services for commercial refrigeration and freezing systems for use worldwide, and Nauticon owns a unique product line of patented evaporative condensers and heat exchange systems for the HVAC and refrigeration industry.

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

The total value of the transaction was $724,224.90. Two of the six individuals received stock in this transaction as Directors of the Company. Terrence J. Dunne received 850,000 and Francis L. Simola received 340,041 shares of stock respectively. This represented 49.3% of all the common stock issued for the transaction. Mr. Dunne is no longer is a director of the Company. The Company has since written off the patent and dissolved the cryogenic business because of the lack of food grade Freon, no longer a viable and economic refrigerant.

SUBSIDIARY  COMPANIES

During 1995, PowerCold acquired four companies in the refrigeration business in a stock exchange transaction. These entities, complimented and secured PowerCold's position in the industry, operated as wholly owned subsidiaries. RealCold Systems, Inc., prior to its sale to Wittcold Systems, a Wittemann
Company, offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company. Nauticon, Inc. offers a patented product line of evaporative condensers and heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation, which merged into RealCold Systems, offered industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. (renamed RealCold Products, Inc.) designs and produces unique products for the refrigeration industry.

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

In August 1996, PowerCold acquired Nauticon Inc., a company that manufactured and marketed a product line of innovative patented evaporative condensers and heat exchange systems for the HVAC and refrigeration industry, representing over five years of development. The assets include United States Patent 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and United States Patent 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit. The new-patented products are innovative and unique in design and simple to manufacture. They use new material technology with high efficiency copper tubing to give very high efficiency, low operating costs and minimal maintenance. The evaporative heat exchangers are self-cleaning in most applications thus eliminating chemical cleaning. The outstanding Nauticon product features cannot be found in competitive products. Nauticon evaporative condensers and heat exchange systems serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration to HVAC to industrial cooling. Customers vary from supermarkets to ice rinks to walk-in coolers for refrigeration systems. HVAC applications are in smaller commercial buildings, for traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water to cooling of cutting oils. They are used for condensers, fluid coolers, booster coolers, and cooling towers. The Company believes that the Nauticon products may revolutionize the air condition industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns worldwide.

The three operating subsidiaries, Technicold Services, Inc., RealCold Products, Inc. and Nauticon Inc., supported by the parent public entity, PowerCold, supported all operating activities for the freezing systems, the refrigeration systems and the evaporative heat exchange systems respectively. Technicold provides consulting services to the refrigeration industry, and RealCold Products, Inc. supports all refrigeration and freezer systems operating from their corporate facility in La Vernia, Texas. Nauticon supports all evaporative heat exchange and refrigeration systems and operations from their corporate facility in La Vernia, Texas. The corporate manufacturing facility supports all technical and service product operations including; design and engineering; assemble and fabrication; administration; marketing, sales support and consulting services. Represented agents and distributors support sales and marketing activities.

Subsequently, effective January 1, 2002, RealCold Products, Inc. name was changed to PowerCold Products, Inc. and Nauticon, Inc. was dissolved as an operating entity. The Nauticon product line is being supported under PowerCold Products, Inc.

PowerCold Products, Inc. - designs, manufactures and markets a proprietary product line of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry. PowerCold Products supports the Company's Nauticon and EV Chill product lines by engineering design, manufacturing and packaging its products. PowerCold Products also supports custom refrigeration systems by engineering, designing and packaging special customer orders. There are proposed alliances with other refrigeration companies, whereas PowerCold Products will package various components adding value for a total turnkey air condition or refrigeration system.

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recirculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities' needs to reduce power demand.

The Chiller line of products includes: EV-Chill: water chillers, namely, water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use; EV-Cool: air conditioning units utilizing evaporative condensers for commercial and industrial use; EV-Dry: dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use; EV-Frig: refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

Power  Sources,  Inc. - effective December 1, 2001, the Company acquired 100% of
Power Sources, Inc. Power Sources designs and markets cogeneration systems, which use engine-driven generators to produce both electricity and thermal power as a way of cutting power costs. The business is a major cogeneration provider in the New York metropolitan area. Technology and Assets assigned by UMRC to the newly formed Power Sources, Inc. includes; pertinent selected technology and relevant intellectual property for cogeneration systems, and all pertinent outstanding UMRC's cogeneration systems customer contracts. The cogeneration systems technology will be marketed and sold direct to customers by and through Power Sources, Inc. and will also be supported, as needed, by PowerCold and its related subsidiary companies.

Cogeneration systems, also known as Distributed Generation, use engine driven generators to produce both electric power and thermal energy that have typically achieved paybacks based on energy and electric cost savings in 18 to 36 months. As a result of the acquisition, PowerCold will be able to offer customers complete self-contained heating/chilling units to reduce peak power requirements as well as the ability to self-generate all the power needed for a commercial building. Units range in size from 100 kilowatts to 2 megawatts. Customers can expect to reduce power or energy costs by 40% or more.

Deregulation of gas and electric utilities is creating major changes in energy use and costs. The natural gas engines enhance the customers' economic benefits by reducing energy costs while supporting the environment with a clean burning energy source. Packaged industrial refrigeration systems produced by PowerCold Products will now use natural gas rotary engines instead of competitor engines. A packaged, commercial air conditioning system using the natural gas rotary engine and the Nauticon evaporative condenser provides major energy savings for large commercial building facilities.

Subsequently, effective January 1, 2002, Rotary Power Enterprise, Inc. was dissolved as an operating entity. The assets of Rotary Power Enterprise were transfer into Power Sources, Inc. acquired in December 2001 to support the Company's "Power" business operations.

Rotary Power Enterprise, Inc. was formed in September 1998 as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International, Inc. PowerCold is also a major shareholder of Rotary Power International, Inc. (OTCC:RPIN). The agreement included: the business assets including intellectual property, inventory and packaging capability; North American rights to the small 65 series Mazda natural gas engine block, subject to a new Mazda Agreement; and a Distributor Agreement for the Rotary Power 580 series engines form Rotary Power International, Inc. In August 2000 Rotary Power Enterprise signed a non-exclusive manufacturing license agreement for the 580 series natural gas engine with Rotary Power International.

Subsequently, effective January 1, 2002, Channel Freeze Technologies, Inc. was dissolved as an operating entity. The Company is negotiating with the previous owners for the technology. Channel Freeze Technologies, Inc. was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology includes a proprietary patent for an economical multi-purpose freezing system. The company is allocating all its resources into its current product line, therefore, management decided there was no synergy for the Channel Freeze technology and does not vision the product in the Company's future business plans.

Ultimate Comfort Systems, Inc. - On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This technology was transferred into the newly formed wholly owned subsidiary of the Company, Ultimate Comfort Systems, Inc. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets.

TRADEMARKS: The Company filed application for registration of a trademark/service mark for the following products:

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

The Company's management objective is to become a major force in the multi-billion dollar air condition, refrigeration industry and power business, and providing proprietary niche products. The Company's goal is to achieve profitable growth and increase shareholder value by increasing its line of superior products and services, through evolving product enhancements and strategic alliances with related products and companies.

The Company maintains corporate offices in La Vernia, Texas, and an office in Philadelphia, Pennsylvania. Administrative, engineering and manufacturing facilities are located in La Vernia, Texas. Marketing offices are located in San Antonio, Texas, Wood Ridge, New Jersey, Babb, Montana, and Tampa Florida

PRODUCTS:

NAUTICON EVAPORATIVE CONDENSERS - The Company envisions an enormous worldwide market demand for its proprietary evaporative condensing systems use in air conditioning systems. The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recirculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% supporting the utilities' needs to reduce power demand. Unique low cost manufacturing processes and techniques are common with both material and low cost labor. Nauticon units are superior to other industry products; they are self-cleaning, chemically free low-maintenance evaporative condensers. Nauticon's primary advantage is energy savings, yielding extremely high EER ratings to not only better, but to offset the regulated change to low efficiency refrigerants. Nauticon products could revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns worldwide.

COMPETITION - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications (20 - 1,000 ton) for the national market as well as the international market. There is no competition from one manufacturer with this range of evaporative condensers. Initial marketing of the Nauticon systems will be primarily the mid-range systems because there is much less competition, a great advantage to Nauticon and its unique patented product. Direct competitive systems are marketed by some of the major competitors in the industry; large systems by Evapco and BAC, smaller systems by Recold. These competitors are well established and have substantially greater financial and other resources. But no one has the patented features of the Nauticon unit; it is the only self-cleaning, chemically free low-maintenance evaporative condenser available.

EV CHILLER SYSTEMS - PowerCold Products designs, packages and markets unique chiller systems utilizing the Nauticon evaporative condensers (EV Chillers). Four chiller systems are made available that meet a wide variety of industry requirements for HVAC and refrigeration system installations. EV-Chill: water chillers, namely, water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use. EV-Cool: air conditioning units utilizing evaporative condensers for commercial and industrial use. EV-Dry: dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use. EV-Frig: refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

COMPETITION - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. There is no competition from one manufacturer with this range of chillers using the patented Nauticon evaporative condensers. Most of the 6 -7 industry vendor's including the large manufacturers such as Carrier, Trans and York are well established and have substantially greater financial and other resources. But no one has the specific patented features of the Nauticon unit and the unique design features of the EV Chiller line of products.

HVAC SYSTEMS - PowerCold's Ultimate Comfort Systems owns the exclusive U.S. technology rights for an integrated piping technology system for heating, ventilating and air conditioning systems (HVAC). The first principle of the patented HVAC system are the existing pipes, as the delivery system, to provide hot and chilled water to individual fan coil units. The proprietary technology is designed to utilize the fire sprinkler piping to circulate the cooling water around the building. In addition, the domestic hot water lines also distribute heating energy.

The dual use of the piping system provides cost effective, high quality, compressor-free systems to the hospitality industry. Guess rooms offer the precise comfort of four-pipe air conditioning without the capital cost expense. Installation and construction costs are comparable to conventional through-the-window Position Terminal Air Conditioners (PTAC) units. The Ultimate Comforts System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling.

High quality chiller systems, manufactured by PowerCold Products provide even more economical installations with their energy efficient design features and unsurpassed reliability and maintainability. PowerCold's HVAC system provides energy saving operating advantages; as electric deregulation increases the cost of operating air conditioning, its efficient use of energy provides an increasing competitive cost advantage.

COMPETITION - There is no competition from a one-source vendor for the specialized hospitality market to support a total integrated HVAC system. No one has a patent integrated piping system combined with its own evaporative chiller systems including the patent Nauticon evaporative condenser. Most of the 6 -7 industry vendor's including the large manufacturers such as Carrier, Trans and York are well established and have substantially greater financial and other resources to produce a chiller system. But no one has the specific patented features to produce and install a complete turn key HVAC system; a patented integrated piping system, patented Nauticon evaporative condensers, and the unique design features of the EV Chill product.

PowerCold's Ultra-Efficient HVAC and Refrigeration Technologies Can Significantly Cut Peak Power Demand and Costs: Deregulated electricity during the hot summer peak-power-demand-days can cost 10-100 times more than normal. Commercial customers' demand-surcharges, which are based on their peak-power usage during the 20-30 days per year when temperatures soar to 95 + F, can represent 30-50% of their total electric bill in some parts of the country. Consequently, reducing peak power demand during these few days could significantly reduce or eliminate surcharge costs. Commercial air conditioning and refrigeration (accounting for $7 billion of 2000's $37 billion in peak-power demand costs) are the Company's initial target markets. America is well entrenched with air condition and refrigeration systems, but there is a great niche market for the Company's unique and innovative evaporative condensers and chiller products. PowerCold and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today to save significant energy costs for an industry that hasn't seen many changes in the last 50 - 60 years.

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

65  SERIES  NATURAL  GAS  ENGINE

The 65 Series twin rotor Natural Gas Rotary Engine is a natural gas engine derived from Mazda Motor Corporations RX-7 automotive rotary engine. The basic block incorporates unique internal parts and features for meeting the 20,000-hour life demanded by the industrial market; i.e., ceramic apex seals, strengthened stationary gears. More durable water pump and longer life elastomers. The engine is rated at 8OHP on natural gas at 4200RPM. It incorporates an IMPCO natural gas carburetor and specially tuned intake manifold.

580  SERIES  NATURAL  GAS  ENGINE

The 580 Series family of twin rotor Natural Gas Rotary Engine, which is produced by Rotary Power International Inc., is derived from the extensive military development of the 580 Series diesel/multi-fuel engines since 1977. The initial 580 Series Natural Gas Rotary Engine developments has been for a twin rotor engine rated at 500HP at 36OORPM. This will provide the power to generators for peak power shaving. The four rotor (composed of two 5OOHP modules) rated at 1000HP and the six rotor (three 5OOHP two rotor modules) rated at 1 5OOHP complete the family. The 580 natural gas engine runs on low-pressure natural gas and does not use expensive high-pressure fuel injection equipment and costly turbochargers found on diesel engines, thus offering a very competitive natural gas power plant for industrial applications.

ITEM  2.     PROPERTY

The Company maintains its corporate office in La Vernia, Texas, and an executive office in Philadelphia, Pennsylvania. The La Vernia facility is 47,000 sq. ft. and houses administrative, engineering and manufacturing operations. Sales and marketing offices are located in San Antonio, Texas; Wood Ridge, New Jersey; Babb, Montana; and Tampa, Florida.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Annual Meeting of Shareholders was held on November 15, 2000 at the Company's facility in La Vernia, Texas. Proposal No. 1 was to ratify the selection of the independent auditors of the Company. Proposal No. 2 was to ratify the adoption of the 2002 Company stock option plan. Proposal No. 3 was to authorize to vote on other matters. Total voted shares represented by proxy was 9,762,131 and the percentage of voted shares was 64.36%. The outstanding voted shares were 15,167,377. Election results where certified by the Company's stock transfer agent, Computershare Investor Services.

     Proposal  No.  1:     For           Against     Abstain
                           ---------     -------     -------
                           9,703,395       3,100      55,636

     Proposal  No.  2:     For           Against     Abstain     Not  Voted
                           ---------     -------     -------     ----------
                           7,649,737      58,618      35,568      2,018,208

     Proposal  No.  3:     For           Against     Abstain
                           ---------     -------     -------
                           9,672,645      49,648      39,838

PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDERS  MATTERS

(a)  Market  Information:

The Registrant's Common Stock, trading symbol PWCL, is traded on the OTC Electronic Bulletin Board.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

                            2000  BID          2000  ASK
                          HIGH      LOW      HIGH       LOW
                       --------  --------  --------  --------
     First  Quarter      2.28      .50       2.40      .56
     Second  Quarter     2.18      .75       2.31      .87
     Third  Quarter      2.43     1.12       2.50     1.31
     Fourth  Quarter     1.43      .56       1.56      .68

                           2001   BID           2001  ASK
                          HIGH      LOW      HIGH       LOW
                       --------  --------  --------  --------
     First  Quarter      1.28      .59       1.41      .59
     Second  Quarter     1.31      .66       1.35      .70
     Third  Quarter      1.25      .71       1.25      .71
     Fourth  Quarter     2.59      .75       2.59      .80

(b) Holders: As of December 31, 2001, there were approximately 753 record holders of the Company's Common Stock.

(c) The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

During the year ended December 31, 2001, the Company issued for cash, 1,836,214 shares of common stock with 603,083 warrants attached. The stock was valued at $1,284,020 and the warrants were valued at $405,480. These warrants have an average exercise price of $1.10 and expire between May 31, 2002 and December 6, 2003. An additional 308,603 shares of common stock were issued for cash of $150,833. The Company issued 85,679 shares of common stock as commissions to various promoters for selling its stock. This stock was valued at the fair market value of $148,503. The Company issued 385,500 shares of common stock for consulting services valued at $115,000, general services valued at $25,000 and compensation valued at $56,500. The Company issued 372,081 shares of common stock to repay loans in the amount of $207,500 and 240,419 common stock shares for interest and financing expenses of $122,250. Additionally 45,000 common stock shares were issued for $22,500 in prepaid rent, 35,000 shares were issued to satisfy $26,418 of accounts payable and 50,000 common stock shares valued at $108,500 to acquire Power Sources, Inc.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following table presents selected financial data for PowerCold Corporation and its subsidiaries. The financial data for fiscal years ending December 31, 1997 through December 31, 2001 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.

SUMMARY  STATEMENT  OF  OPERATIONS   (In  thousands,  except  per  share  data)

YEAR ENDED DECEMBER 31, 2001        2000        1999        1998        1997
                      --------    --------    --------    --------    --------
Revenues              $   882     $   395     $   562     $   442     $   393
Operating (loss)      $(2,260)    $(1,412)    $(1,199)    $(1,203)    $(1,713)
Net Income (loss)     $(2,238)    $(1,319)    $(1,253)    $(1,690)    $(2,720)
Net Income (loss)
per share             $ (0.16)    $ (0.13)    $ (0.18)    $ (0.27)    $ (0.46)
Weighted average
number of shares       15,005      10,157       7,107       6,377       5,893

SUMMARY  BALANCE  SHEET   (In  thousands,  except  per  share  data)

YEAR ENDED DECEMBER 31, 2001        2000        1999        1998        1997
                      --------    --------    --------    --------    --------
Total assets          $ 4,058     $ 1,999     $ 1,582     $ 2,322     $ 2,229
Total liabilities     $ 1,318     $   569     $ 1,220     $ 1,164     $   817
Long term debt        $     0     $     6     $     0     $     0     $     0
Shareholders' equity  $ 2,339     $ 1,255     $ 3,061     $ 1,158     $ 1,412

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include; interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

GENERAL  FINANCIAL  ACTIVITY

Subsequent to the filing of this Form 10K, the company has reorganized into four subsidiary companies, effective January 1, 2002: PowerCold Products, Inc., supporting all "Cold" related products, Power Sources, Inc., supporting all "Power" related products, Ultimate Comfort Systems, Inc., supporting proprietary applications for heating, ventilating and air conditioning systems (HVAC), and Technicold Services, Inc. provides engineering consulting services to the air condition, refrigeration and power industries.

PowerCold Products, Inc. - designs, manufactures and markets a proprietary product line of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry. PowerCold Products supports the Company's Nauticon and EV Chill product lines by engineering design, manufacturing and packaging its products. PowerCold Products also support custom refrigeration systems by engineering, designing and packaging special customer orders. There are proposed alliances with other refrigeration companies, whereas PowerCold Products will package various components adding value for a total turnkey air condition or refrigeration system. PowerCold Products currently has over $2M in back log orders and expected final customer contracts for chiller systems and evaporative condensers.

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recalculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities' needs to reduce power demand. PowerCold has invested over $1M in operating capital into the Nauticon product over the last few years. Initially major operating and legal expenses due to previous inept Nauticon management hindered sales and production. Therefore Nauticon did not meet its sales and revenue projections over the past few years. Subsequently during 2001 the Nauticon product technology was greatly enhance from a single 40-ton evaporative condenser up to five multi configured units producing up to 1,000 ton of air conditioning. Management believes that Nauticon evaporative condenser will more than meet its sales objectives in 2002. There are some $1.7 million of proposed quotations currently out to customers. There are over 200 units installed in various commercial buildings.

The Chiller line of products includes: EV-Chill: water chillers, namely, water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use; EV-Cool: air conditioning units utilizing evaporative condensers for commercial and industrial use; EV-Dry: dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use; EV-Frig: refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

Power  Sources,  Inc. - effective December 1, 2001, the Company acquired 100% of
Power Sources, Inc. Power Sources designs and markets cogeneration systems, which use engine-driven generators to produce both electricity and thermal power as a way of cutting power costs. The business is a major cogeneration provider in the New York metropolitan area, with 42 projects completed in the region in the past four years. Technology and Assets assigned by UMRC to the newly formed Power Sources, Inc. includes; pertinent selected technology and relevant intellectual property for cogeneration systems, and all pertinent outstanding UMRC's cogeneration systems customer contracts. The cogeneration systems technology will be marketed and sold direct to customers by and through Power Sources, Inc. and will also be supported, as needed, by PowerCold and its related subsidiary companies. UMRC may also support Power Sources, Inc. in marketing and selling the cogeneration system technology. Customer contracts will be subcontracted to UMRC for design, engineering and installation. Power Sources, Inc. will pay UMRC 85% of the customer contract for its services, and Power Sources, Inc. will keep 15% of the customer contract, as its profit. The parties have signed a mutual agreement on confidentiality, non-circumvention and non-disclosure.

Acquired in the transaction for Power Sources were trade receivables of $921,050, which were December 31, 2001 revenues, with $721,392 accounts payable attached and contracts in place of $331,175 with $281,499 accounts payable attached. The Company also acquired technology rights valued at $222,666. There is over $8 million in bid proposals out to fourteen prospective customers in the New York metropolitan area. The company anticipates that Power Systems will generate major growth in revenue and profits from cogeneration business over the next few years.

Cogeneration systems, also known as Distributed Generation, use engine driven generators to produce both electric power and thermal energy. Over the past four years, UMRC has completed 42 cogeneration projects in the greater New York area that have typically achieved paybacks based on energy and electric cost savings in 18 to 36 months. As a result of the acquisition, PowerCold will be able to offer customers complete self-contained heating/chilling units to reduce peak power requirements as well as the ability to self-generate all the power needed for a commercial building. Units range in size from 100 kilowatts to 2 megawatts. Customers can expect to reduce power or energy costs by 40% or more.

During 2002, Rotary Power Enterprise, Inc. will be dissolved as an operating entity. The assets of Rotary Power Enterprise were transfer into Power Sources, Inc. a new corporation formed in December 2001 to support the Company's "Power" business operations.

Rotary Power Enterprise, Inc. was formed in September 1998 as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International, Inc. PowerCold is also a major shareholder of Rotary Power International, Inc. (OTCC:RPIN). The agreement included: the business assets including intellectual property, inventory and packaging capability; North American rights to the small 65 series Mazda natural gas engine block, subject to a new Mazda Agreement; and a Distributor Agreement for the Rotary Power 580 series engines form Rotary Power International, Inc. In August 2000 Rotary Power Enterprise signed a non-exclusive manufacturing license agreement for the 580 series natural gas engine with Rotary Power International.

The Company formed Alturdyne Energy Systems, Inc. (AES) in September 1999 to support the natural gas engine driven water chiller business. Subsequently AES has been dormant subject to further negotiations. The Company plans to acquire the chiller business from Alturdyne, which has over (140) customer chiller systems installed and has over $3 million in proposal bids out to customers.

The Company has a Strategic Alliance with Alturdyne for manufacturing and marketing of its respective products. Alturdyne is an innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven chillers. Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Their capabilities and experience in developing low cost, customer power packages that meet specific needs have established Alturdyne's excellent reputation in the industry. Alturdyne's added expertise is in the design and production of rotary engines.

During 2002, Channel Freeze Technologies, Inc. may be dissolved as an operating entity. The Company is negotiating with the previous owners of the technology. Channel Freeze Technologies, Inc. was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology includes a proprietary patented for an economical multi-purpose freezing system. Because the company is allocating all its resources into its current product line, management decided there is limited synergy with the Channel Freeze technology and does not envision the continuing development of these products.

Ultimate Comfort Systems, Inc. - On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This technology was then placed into a newly formed wholly owned subsidiary of the Company, Ultimate Comfort Systems, Inc. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. There are 15 installations in hotel/motels and extended care facilities.

Some of the installations are saving over 40% energy costs. During 2001 the Company invested some $300,00 supporting engineering and marketing programs for major hotel projects. Subsequently there is an order backlog of over $1.5 million in engineering design contracts and final equipment configuration orders for new hotel buildings. There are over $2.3 million in proposed sales quotations out for twelve new hotel sites for major hotel chains. The company anticipates that Ultimate Comfort Systems will have major growth in revenue and profits for this unique proprietary application over the next few years.

The following table sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

                                  YEAR  ENDED  DECEMBER  31,

                              2001          2000          1999
                          ------------  -----------  ------------
Revenue                        100.0%      100.0%       100.0%
Cost  of  revenue               94.1        71.7        (0.07)
Gross  margin                    5.9        28.3        (0.07)
Operating  expenses           (262.1)     (385.6)      (213.4)
Operating  income  (loss)     (256.2)     (357.3)      (222.9)
Net  income  (loss)           (264.0)     (357.3)      (222.9)


COMPARABLE  FISCAL  2001,  2000  AND  1999  RESULTS

The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000 and December 31, 1999:

Total revenue for 2001 increased 123.3% to $882,089 from $ 395,040 for 2000, and in 1999 sales were $562,403; operating losses for 2001 increased 43.7% to ($2,260,002) from ($1,572,214) for 2000, and in 1999 operating losses were
($1,199,942);  the  net  loss  for 2001 increased 77% to ($2,328,402) or ($0.16)
from ($1,319,195) or ($0.13) per share for 2000, and in 1999 the net loss was ($1,253,395) or ($0.18) per share. Net loss per share was based on weighted average number of shares of 15,005,371 for 2001, 10,156,76 for 2000, and 7,106,638 for 1999.

The company's revenue increased 123.3% in 2001 to $882,089. Eliminated in the consolidation of PowerCold was PSI revenue for December 2001, of $921,050, which is included in trade receivables. Sales were stalled in the fourth quarter due to management's decision to revamp the Nauticon product line. The outcome is a newly evolved Nauticon unit with nearly double its capacity - a patent has been applied for on the new more efficient unit. Operating losses increased 43.7% because of a sharp increase in research and development (new Nauticon units and new EV chiller product line) and $125,000 in new advertising and marketing. Increased operating expenses were also due to moving and setting up a new manufacturing plant and operating two facilities for part of the year. Total cost of revenue was primarily due to the increase in labor and material costs for three new innovative chiller systems that were delivered to three different customers requiring unique engineering features. The benefit of these new systems created a standard modular chiller product line, whereas the company expects to increase its operating margins by some 12% - 15%.

Included in the Company's Consolidated Balance Sheet as of December 31, 2001, December 31, 2000 and December 31, 1999 respectively are: Total current assets which increased 284.7% to $2,670,808 for 2001 from $694,301 for 2000 and in 1999 currant assets which were $270,958; total assets which increased 103% to $4,057,916 for 2001 from $1,998,595 for 2000 and in 1999 total assets which were

$1,582,139; total liabilities which increased 131.8% to 1,318,010 for 2001 from $568,650 for 2000 and in 1999 total liabilities which were $1,210,694; total stockholders' equity which increased 86.4% to $2,339,193 for 2001 from $1,254,819 for 2000 and in 1999 total stockholders' equity which was $361,836.

The primary increase in current assets was due to increases in accounts receivable and securities for sale, which also related to the increase in total assets. The increase in liabilities was due primarily to accounts payable. Acquired in the acquisition of Power Sources, Inc were trade receivables of $921,050, and $721,392 in accounts payable, and unbilled revenue of $49,676. The Company also acquired technology rights valued at $222,666.

During the year ended December 31, 2001, the Company issued for cash, 1,836,214 shares of common stock with 603,083 warrants attached. The stock was valued at $1,284,020 and the warrants were valued at $405,480. These warrants have an average exercise price of $1.10 and expire between May 31, 2002 and December 6, 2003. An additional 308,603 shares of common stock were issued for cash of $150,833. The Company issued 85,679 shares of common stock as commissions to various promoters for selling its stock. This stock was valued at the fair market value of $148,503. The Company issued 385,500 shares of common stock for consulting services valued at $115,000, general services valued at $25,000 and compensation valued at $56,500. The Company issued 372,081 shares of common stock to repay loans in the amount of $207,500 and 240,419 common stock shares for interest and financing expenses of $122,250. Additionally 45,000 common stock shares were issued for $22,500 in prepaid rent, 35,000 shares were issued to satisfy $26,418 of accounts payable and 50,000 common stock shares valued at $108,500 to acquire Power Sources, Inc.

During the year ended December 31, 2000, the Company issued 4,792,742 shares of its common stock of which 1,329,602 shares were issued for cash of $1,158,000, 615,000 shares for prepaid consulting valued at $307,500, 593,355 for services valued at $296,678, 100,000 shares for a technology license valued at $50,000, and 800,000 shares for debt valued at $400,000. Included in the aforementioned issuances are a total of 1,480,000 shares issued to officers, directors, or affiliates of the Company, which are subject to transfer restrictions as defined by Rule 144 of the Securities Act of 1933. In addition, 1,354,785 shares were issued for the conversion of 100% of the Company's Series "A" Convertible Preferred Stock.

During the year ended December 31, 1999, the Company issued 1,042,641 shares of its common stock of which 483,641 shares were issued for services valued at $162,110 and 559,000 shares were issued for cash of $348,750.

During 2001, the Company authorized and issued 895,000 options at an average exercise price of $0.96 for services, compensation and the acquisition of Power Sources, Inc.

During 2000, the Company authorized and issued a total of 750,000 options at an average exercise price of $1.20 for investment funding, and 250,000 options at an average exercise price of $0.50 as compensation. During 1999, the Company authorized and issued a total of 1,004,558 options at an exercise price of $0.50 for employee compensation.

Liquidity and Capital Resources: At December 31, 2001, the Company's working capital increased to $1,352,798 compared to $125,651 at December 31, 2000 and ($939,736) at December 31, 1999. The increase in cash was primarily attributable to equity capital from the sale the Company's stock. And the increase in accounts receivable was primarily due to the trade receivables of $921,050 acquired from Power Sources. The Company raised some $1.8 million in equity capital in 2001, and subsequently raised some $1.5 million in March of 2002.

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company. At December 31, 2001, intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur. Management believes that its working capital is sufficient to support its current operations and growth plans for 2002. The current status of future acquisitions is dependent on continued interest between the parties, successful due diligence and investor funding.

Company operating revenues and profits should increase in 2002 because of the new reorganization, including new experienced personnel, a new manufacturing facility and a new enhanced product line, including the Nauticon line of products (now up to 1,000 ton condensing units). Management expects major revenue growth from its wholly owned subsidiary, Ultimate Comfort Systems, and from its newly acquired Power Sources technology, which will lead to the overall structure necessary to fulfill the Company's current strategic plans.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Power Cold Corporation and subsidiaries consolidated financial statements incorporated in this annual report Form 10K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's fiscal year ending December 31, 2001 and the subsequent period up to the date of the former accountants release, there were no disagreements with the former accountant nor with the current accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope of procedure.

PART  III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The  directors  and  executive  officers  of  the  Company  are  as  follows:

NAME                  AGE     POSITION                      PERIOD SERVED SINCE
-------------------  ----  -------------------------------  -------------------
Francis L. Simola.     63     Chairman  of  the  Board        January  1,  1993
                              President  and  CEO

George  C.  Briley     76     Director,  CTO and Secretary    September 1, 1994

H.  Jack  Kazmar       69     Director,  COO  and  Treasurer  October  1,  1998

A summary of the business experience and background of the Company's officers and directors is set forth below.

FRANCIS L. SIMOLA Mr. Simola has been Chairman, CEO and President of PowerCold since the Company's inception in January 1993. Mr. Simola is the founder and president of Simco Group Inc., a private investment company that controls a major interest in PowerCold.

GEORGE C. BRILEY Mr. Briley has been a director of the PowerCold since September 1994, and is President of Technicold Services, Inc., a PowerCold subsidiary company. Mr. Briley has over fifty years experience in engineering and marketing in the refrigeration industry.

H. JACK KAZMAR     Mr. Kazmar has been a director of the PowerCold since October
1998. Mr. Kazmar has more than 40 years experience in the commercial heating, ventilation and air conditioning equipment industry.

Directors of the Company are elected every three years. Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company. Mr. Simola, Mr. Briley and Mr. Kazmar have devoted 100% of their time for PowerCold's daily operating activities during the last fiscal year 1999.

ITEM  11.     EXECUTIVE  COMPENSATION

No executive officer or director of the parent Company received any cash salary as continuous payroll compensation during the year ended 2001. No officer of the parent Company was paid by any other source other than PowerCold for time that was actually spent in furtherance of PowerCold's affairs.

Mr. Briley has received less than $40,000 from Technicold Services. Inc. for consulting services. Mr. Kazmar received $60,000 for consulting services. Simco Group/ Simola received 120,000 shares of common restricted stock for services rendered the Company, and received $60,000 related to payment due for corporate operating expenses.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2000, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, and (ii) each director. (iii) beneficial owner of outstanding preferred stock.

NAME  AND  ADDRESS               AMOUNT  AND  NATURE           PERCENT
OF  BENEFICIAL  OWNER         OF BENEFICIAL OWNERSHIP (1)     OF CLASS (2)
----------------------------  ---------------------------     ------------
George  C.  Briley                     634,602                   3.96%
17  Pembroke  Lane
San Antonio, TX. 78240

H.  Jack  Kazmar                       262,000                   1.63%
36 West Beechcroft Road
Short  Hills,  NJ  07078

Francis L. Simola and (3)            1,092,432                   6.82%
Veronica  M.  Simola
9408 Meadowbrook Ave.
Philadelphia,  Pa.  19118

Simco  Group,  Inc.  (4)             1,800,664                  11.23%
1800  E.  Sahara,  Suite  107
Las  Vegas,  Nevada  89104

Henry  N.  Sanborn                   1,336,956                   8.34%
505  Charles  Street  Avenue
Towson,  MD  21204

Total  Common  Stock                 5,126,654                  31.99%

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

During 2001, Simco Group was issued 262,500 shares of common stock for payment of loans, interest and financing fees and consulting services.

During 2000, Simco Group converted $400,000 of its loans to the Company into 800,000 shares of the Company's common stock. See Note 11.

During 1999, the Company's directors received an annual payment of $2,500 for directors' fees. After 1999, the directors were not compensated.

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)     List  the  following  documents  filed  as  a  part  of  the  report:


Financial Statements exhibited herein the Form 10-K Annual Report and are filed as a part hereof:

     Independent  Auditors'  Reports:

     Report  on  the  2001  Financial  Statements

     Consolidated  Financial  Statements:

     Balance  Sheets  -  December  31,  2001,  2000  and  1999

     Statements  of  Operations  -  Years ended December 31, 2001, 2000 and 1999

     Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

     Statements  of  Cash  Flows  - Years ended December 31, 2001, 2000 and 1999

     Notes  to  Consolidated  Financial  Statements

(b)     Reports  on  Form  8-K:

     8-K April  2, 2001       4/ 2/01 Legg Mason Wood Walker, Investment Banking
     8-K April  20,  2001     4/20/01 Lopez
     8-K October  3,  2001   10/03/01 Lopez
     8-K December  14, 2001  12/14/01 Power  Sources  Acquisition
     8-K November  11, 2001  11/ 9/01 Chesapeake Securities Research Corporation

                              POWERCOLD CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001








                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111





                              POWERCOLD CORPORATION

                                TABLE OF CONTENTS
                                December 31, 2001



INDEPENDENT  AUDITOR'S  REPORT                                                1


FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                            2

     Consolidated  Statements  of  Operations  and Comprehensive Loss         3

     Consolidated  Statement  of  Stockholders'  Equity                       4

     Consolidated  Statements  of  Cash  Flows                                5


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                                6

To  the  Board  of  Directors
PowerCold  Corporation
La  Vernia,  Texas


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


We have audited the accompanying consolidated balance sheets of PowerCold Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of PowerCold Corporation as of December 31, 1999 were audited by other auditors whose reports dated March 30, 2000, except with respect to Note 3 to which the date is September 15, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerCold Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. At December 31, 2001, intangible assets comprise a material portion of the Company's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

March  24,  2001

POWERCOLD  CORPORATION
CONSOLIDATED  BALANCE  SHEETS


                                                   December  31,
                                    -------------------------------------------
                                        2001            2000          1999
                                    -------------  -------------  -------------
ASSETS

CURRENT  ASSETS

  Cash                              $    290,174   $    106,864   $     14,464
  Securities available for sale          970,000            -              -
  Trade accounts receivable,
    net  of  allowance                 1,094,919         38,665        152,154
  Receivables from related parties         1,686            -              -
  Inventory                              241,853        241,272         34,993
  Unbilled  revenue                       49,676            -              -
  Prepaid  expenses                       22,500        307,500         69,347
                                    -------------  -------------  -------------
Total  Current  Assets                 2,670,808        694,301        270,958
                                    -------------  -------------  -------------

Property  and  equipment,  net            77,660         73,570         29,229

Patent rights and related
  technology,  net                     1,282,937      1,195,627      1,166,554

Goodwill,  net                            16,866         27,392        115,398

Deposits                                   9,645          7,705            -
                                    -------------  -------------  -------------
TOTAL  ASSETS                       $  4,057,916   $  1,998,595   $  1,582,139
                                    =============  =============  =============

























The accompanying notes are an integral part of these financial statements

POWERCOLD  CORPORATION
CONSOLIDATED  BALANCE  SHEETS (CONTINUED)

                                                   December  31,
                                    -------------------------------------------
                                        2001            2000          1999
                                    -------------  -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES

  Accounts payable and accrued
    expenses                        $  1,023,596   $   195,460   $     578,258
  Account payable - related party            -          10,567             -
  Commissionsand royalty payable          55,067        42,240          42,240
  Advances  from  affiliate                  -          73,636         365,254
  Notes  payable                          36,329        43,328          21,378
  Acquisition  payable                   200,000       200,000         200,000
  Current portion of capital
    lease  payable                         3,018         3,419            3,564
                                    -------------  -------------  -------------
Total Current Liabilities              1,318,010        568,650      1,210,694
                                    -------------  -------------  -------------

CAPITAL LEASE PAYABLE, net of
  current  portion                         5,413          6,826          9,609
                                    -------------  -------------  -------------

COMMITMENTS  AND  CONTINGENCIES          395,300        168,300            -
                                    -------------  -------------  -------------

STOCKHOLDERS'  EQUITY

  Convertible preferred stock
    Series A, $0.001 par value;
    5,000,000 shares authorized,
    0,  0, and 1,250,000 shares
    issued and outstanding,
    respectively                             -              -           1,250
  Common stock, $0.001 par value;
    200,000,000 shares authorized,
    16,027,882, 12,669,383, and
    7,876,641 shares issued and
    outstanding, respectively             16,027         12,669         7,876
  Additional paid-in capital          10,210,665      8,243,227     6,034,592
  Stock  options                         471,980            -             -
  Accumulated  deficit                (9,329,479)    (7,001,077)   (5,681,882)
  Accumulated other comprehensive
    Income                               970,000            -              -
                                    -------------  -------------  -------------
                                       2,339,193      1,254,819        361,836
                                    -------------  -------------  -------------
TOTAL  LIABILITIES  AND
  STOCKHOLDERS'  EQUITY             $  4,057,916   $  1,998,595   $   1,582,139
                                    =============  =============  =============




The accompanying notes are an integral part of these financial statements

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS

                                             Years  Ended  December  31,
                                    -------------------------------------------
                                        2001            2000          1999
                                    -------------  -------------  -------------
REVENUES
  Product  sales                    $    814,338   $    312,865   $    461,572
  Services                                67,751         82,175        100,831
                                    -------------  -------------  -------------
Total  Revenues                          882,089        395,040        562,403
                                    -------------  -------------  -------------
COST  OF  REVENUES
  Material                               325,914        164,480        377,935
  Direct  labor                          459,889         84,808        168,721
  Manufacturing  supplies                 25,045         16,994         37,132
  Shipping  and  handling                 19,489         16,955         18,282
                                    -------------  -------------  -------------
Total  Cost  of  Revenues                830,337        283,237        602,070
                                    -------------  -------------  -------------
GROSS  PROFIT  (LOSS)                     51,752        111,803        (39,667)
                                    -------------  -------------  -------------
OPERATING  EXPENSES
  Sales                                  183,271        312,571        168,003
  Advertising  and  marketing            127,690          2,021            -
  General and administrative             759,630        472,461        647,089
  Research  and  development             451,947            -          166,262
  Leased  equipment                       25,376            -              -
  Legal  and  accounting                 137,421        127,011            -
  Consulting                             310,000        335,489            -
  Occupancy                              108,599        110,031            -
  Provision (recovery) for doubtful
    Accounts                              22,505         10,379         (2,754)
  Depreciation and amortization          185,315        153,494        181,675
                                    -------------  -------------  -------------
Total  Operating  Expenses             2,311,754      1,523,457      1,160,275
                                    -------------  -------------  -------------
LOSS  FROM  OPERATIONS                (2,260,002)    (1,411,654)    (1,199,942)

OTHER  INCOME  (EXPENSES)
  Interest  income                         6,512          6,622          8,706
  Interest and financing expense        (122,250)        (2,763)       (70,249)
  Gain on settlement of litigation           -           88,600           -
  Other  income                           47,338            -           8,090
                                    -------------  -------------  -------------
Total  Other  Income  (Expenses)         (68,400)        92,459        (53,453)
                                    -------------  -------------  -------------

LOSS  BEFORE  INCOME  TAX             (2,328,402)    (1,319,195)    (1,253,395)

INCOME  TAX  EXPENSE                         -              -              -
                                    -------------  -------------  -------------
NET  LOSS                             (2,328,402)    (1,319,195)    (1,253,395)

OTHER  COMPREHENSIVE  INCOME
  Unrealized gain on investments         970,000            -              -
                                    -------------  -------------  -------------
Comprehensive  loss                 $ (1,358,402)  $ (1,319,195)  $ (1,253,395)
                                    =============  =============  =============

The accompanying notes are an integral part of these financial statements

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

                                             Years  Ended  December  31,
                                    -------------------------------------------
                                        2001            2000          1999
                                    -------------  -------------  -------------

LOSS  PER  COMMON  SHARE,
     BASIC  AND  DILUTED            $      (0.16)  $      (0.13)  $      (0.18)
                                    =============  =============  =============

WEIGHTED  AVERAGE  NUMBER  OF
     COMMON SHARES OUTSTANDING,
     BASIC  AND  DILUTED              15,005,371     10,156,716      7,106,638
                                    =============  =============  =============













































The accompanying notes are an integral part of these financial statements

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Accum-
                                                                                                          ulated
                         Preferred Stock          Common Stock                               Stock       Other       Total
                     ------------------------ ---------------------- Additional  Accum-      Sub-        Comphre-    Stock-
                     Number of                Number of              Paid-in      ulated      cription    hensive     holders'
                     Shares      Amount       Shares     Amount      Capital     Deficit     Receivable  Income      Equity
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------

Balance, December
 31, 1998              1,250,000      1,250    6,834,000      6,834   5,524,774   (4,428,487)       -           -     1,105,371
Issuance of common
 stock as follows:
 - for services at an
   average of $0.34
   per share                 -          -        483,641        483     161,627          -          -           -       162,110
 - for cash at an
   average of $0.62
   per share                 -          -        559,000        559     348,191          -          -           -       348,750
Net loss, December
 31, 1999                    -          -            -          -           -            -          -           -    (1,253,395)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December
 31, 1999              1,250,000      1,250    7,876,641      7,876   6,034,592   (5,681,882)       -           -       362,836

Stock issued for
 cash at an average
 of $0.87 per
 common share                -          -      1,329,602      1,330   1,156,670          -          -           -     1,158,000
Stock issued as
 prepaid consulting
 fees at $0.50 per
 common share                -           -       615,000        615    306,885           -          -           -       307,500
Stock issued for
 services at an
 average of $.058
 per common share            -           -       593,355        593    296,085           -          -           -       296,678
Perferred stock
 converted to
 common stock at par  (1,250,000)     (1,250)  1,354,785      1,355       (105)          -          -           -         1,250
Stock issued and
 options exercised in
 exchange for
 technology license
 at $0.50 per
 common share                -           -       100,000        100     49,900           -          -           -        50,000
Stock issued and options
 exercised in
 exchange for debt at
 $0.50 per common share      -           -       800,000        800    399,200           -          -           -       400,000
Net loss, December
 31, 2000                    -           -           -          -          -      (1,319,195)       -           -    (1,319,195)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December
 31, 2000                    -           -    12,669,383     12,669   8,243,227  (7,001,077)$       -           -     1,257,069

















The accompanying notes are an integral part of these financial statements

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Accum-
                                                                                                          ulated
                         Preferred Stock          Common Stock                               Stock       Other       Total
                     ------------------------ ---------------------- Additional  Accum-      Sub-        Comphre-    Stock-
                     Number of                Number of              Paid-in      ulated      cription    hensive     holders'
                     Shares      Amount       Shares     Amount      Capital     Deficit     Receivable  Income      Equity
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance carryforward,
 December  31, 2000          -           -    12,669,383     12,669   8,243,227  (7,001,077) $      -           -     1,257,069

Common stock issued
 for services at
 $0.59 per share             -           -        42,500         43      24,958         -           -           -        25,000

Common stock issued
 for consulting
 services at $0.50
 per  share                  -           -       230,000        230     114,770         -           -           -       115,000

Common stock issued
 for conversion of
 debt at $0.61
 per  share                  -           -       372,081        372     207,128         -           -           -       207,500

Common stock issued
 as pre payament of
 rent at $0.50
 per  share                  -           -        45,000         45      22,455         -           -           -        22,500

Common stock issued
 as interest and
 financing expense
 at $0.50 per share          -           -       240,419        240     122,010         -           -           -       122,250

Common stock issued
 as compensation at
 $0.50 per share             -           -       113,000        113      56,387         -           -           -        56,500

Common stock issued
 for payment of
 accounts payable at
 $0.75 per share             -           -        35,000         35      26,383         -           -           -        26,418

Common stock and
 options issued for
 acquisition of PSI
 at $2.16 per share          -           -        50,000         50     108,450         -        66,500         -       175,000

Common stock: 2,144,820
 shares issued with
 603,083 attached
 warrants for cash
 at $0.86 per share
 and 85,679 shares
 valued at $1.73 per
 share as issuing
 costs less total
 issuing costs of
 $296,142                    -           -     2,230,499      2,230   1,284,898         -       405,480         -     1,692,608

Other comprehensive
 income                      -           -           -          -           -           -           -       970,000     970,000

Net loss,
 December 31, 2001           -           -           -          -           -    (2,328,402)        -           -    (2,328,402)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance,
 December 31, 2001           -   $       -    16,027,882 $    16,027 $10,210,665 $(9,329,479)$  471,980  $  970,000  $2,341,443
                     =========== =========== =========== =========== =========== =========== =========== =========== ===========







The accompanying notes are an integral part of these financial statements

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                              Years  Ended  December  31,
                                     -------------------------------------------
                                         2001            2000          1999
                                     -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                           $ (2,328,402)  $ (1,319,195)  $ (1,253,395)
  Adjustments to reconcile net
  loss to net cash used in
  operating  activities:
    Depreciation and amortization         185,315        153,494        181,675
    Gain on settlement of litigation          -          (88,600)           -
    Provision for doubtful accounts        22,505         10,379            -
    Issuance of common stock for
      services                            196,500        604,178        162,110
    Issuance of common stock for
      expenses                             26,418        108,383            -
    Issuance of common stock for
      interest and  inancing              122,250            -              -
  (Increase) decrease in assets:
    Accounts  receivable                 (157,709)       103,110       (145,841)
    Receivable from related party          (1,686)           -           72,618
    Interest  receivable                      -              -            9,918
    Refundable income taxes                   -              -           71,934
    Inventories                              (581)      (206,279)       121,706
    Prepaid  expenses                     307,500       (245,858)        (6,836)
  Increase (decrease) in liabilities:
    Accounts payable and accrued
      expenses                             10,326       (214,498)        53,215
    Accounts payable, related party       (10,567)           -              -
    Commissions payable                    12,827            -              -
                                     -------------  -------------  -------------
Net cash used in operating
  activities                           (1,615,304)    (1,094,886)      (732,896)
                                     -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment      (17,105)          (885)       (15,636)
  Proceeds from sale of securities
    available  for  sale                      -              -           32,500
  Release of restriction on cash              -              -          400,000
                                     -------------  -------------  -------------
Net cash provided by (used in)
  investing  activities                   (17,105)       (65,885)       416,864
                                     -------------  -------------  -------------












The accompanying notes are an integral part of these financial statements

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                              Years  Ended  December  31,
                                     -------------------------------------------
                                         2001            2000          1999
                                     -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in advances from affiliate         -              -          365,254
  Principal payments on long-term
    debt                                   (1,814)        (2,527)        (2,464)
  Proceeds from short-term
    borrowings, related parties           232,500         97,698            -
  Repayment of short-term
    borrowings                                -              -         (402,825)
  Proceeds from issuance of
    shares under private placement      1,692,608      1,158,000        348,750
  Increase  in  deposits                   (1,940)           -              -
  Repayment of short-term
    borrowings, related parties          (105,635)       (65,000)           -
                                     -------------  -------------  -------------
Net cash provided by financing
  activities                            1,815,719      1,253,171        308,715
                                     -------------  -------------  -------------

Net increase (decrease) in cash           183,310         92,400         (7,317)
Cash  at  beginning  of  year             106,864         14,464         21,781
                                     -------------  -------------  -------------
Cash at end of year                  $    290,174   $    106,864   $     14,464
                                     =============  =============  =============

Supplemental cash flow information:
  Interest paid                      $        -     $      2,763   $     50,628
  Income taxes paid                  $        -     $        -     $        -

NON CASH TRANSACTIONS:
  Unrealized gain (loss) on
    securities available for sale    $    970,000   $        -     $        -
  Issuance of common stock and
    options for purchase of
    subsidiary                       $    175,000   $        -     $        -
  Issuance of common stock as
    prepayment for consulting
    services                         $        -     $    307,500   $        -
  Issuance of common stock for
    services                         $    196,500   $    296,678   $    162,110
  Issuance of common stock as
    payment of expenses              $     26,418   $    108,383   $        -
  Issuance of common stock for
    technology license               $        -     $     50,000   $        -
  Issuance of common stock for
    payment of debt                  $    207,500   $    291,617   $        -
  Issuance of common stock for
    payment of interest and
    financing expenses               $    122,250   $        -     $        -
  Reclassification of deposit to
    equipment                        $        -     $     50,000   $        -
  Issuance of common stock as
    stock offering costs             $    148,503   $        -     $        -


The accompanying notes are an integral part of these financial statements

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 5,501,269) and related engineering and technology to a process of quick-freezing food products, and cleaning and treating various nonfood products. This process was accomplished by using a circulating cryogenic liquid in a closed pressurized vessel system. The patent acquisition was made in exchange for 2,414,083 shares of the company's common stock. Two directors of the Company were also directors of the company selling the patent rights.

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

On December 1, 2000, the Company acquired assets of Ultimate Comfort Systems, Inc., including its technology rights, patent rights (U.S. Patent No. 5,183,102), and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the aforementioned technology and all related assets. This technology was then placed into a newly formed, wholly owned subsidiary of the Company, Ultimate Comfort Systems. See Note 5.

On December 1, 2001, Powercold acquired all of the common stock of Power Sources, Inc. (hereinafter "PSI"), a newly formed entity engaged in the development and marketing of cogeneration systems technology. See Note 5.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to related party, trade accounts receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2001

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 130"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 7.

Concentration  of  Credit  Risk
-------------------------------
The Company maintains its cash in several commercial accounts at major financial institutions. At December 31, 2001, the Company's cash balance, in two accounts, exceeded Federal Deposit Insurance Corporation (FDIC) limits by $24,824 and $54,568.

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Product  Warranties
-------------------
The Company sold the majority of its products to consumers along with one-year unconditional repair or replacement warranties. Warranty expense is included in cost of sales.

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

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Investment  in  Securities
--------------------------
Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are reported at fair value, with changes in fair value included in earnings. Available for sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity. Held-to-maturity securities are reported at amortized cost. Gains and losses on the sale of securities are determined using the specific identification method. For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred. Market value is determined based on quoted market prices. At December 31, 2001, all of the Company's investment securities were classified as available for sale. See Note 8.

Earnings  Per  Share
--------------------
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2001, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Accounting  Pronouncements
--------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Pronouncements  (continued)
---------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. Application of the non-amortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $10,000 in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This
statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Shipping  and  Handling  Fees  and  Costs
-----------------------------------------
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $19,489, $16,955, and $18,282 in fiscal 2001, 2000 and 1999, respectively. All amounts in the accompanying Consolidated Statements of Operations and Comprehensive Loss have been reclassified to reflect this adoption

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  3  -  GOING  CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has, however, sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. At
December 31, 2001, intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that prior acquisitions and the acquisition of Power Sources, Inc. technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

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

During 2001, Simco was issued 262,500 shares of common stock for payment of loans, interest and financing fees and consulting services.

During 2000, Simco converted $400,000 of its loans to the Company into 800,000 shares of the Company's common stock. See Note 11.

During 1999, the Company's directors received an annual payment of $2,500 for directors' fees. After 1999, the directors were not compensated.

See  Note  9  regarding  loans  from  shareholders.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  5  -  ACQUISITIONS

Acquisition  of  Heating  and  Air  Conditioning  System  Technology
--------------------------------------------------------------------
On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. In this transaction, the Company paid $65,000 cash, assumed two lines of credit (see Note 9), forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock (see Note 11), granted 150,000 of stock options at $1.00 per share (see Note 12), and agreed to the payment of royalties at no more than $3,000 per month for one year. In addition, the Company hired the seller of the technology for an annual salary of $70,000, with annual renewals, based upon performance as defined within the purchase agreement. This technology was then placed into a newly formed, wholly owned subsidiary of the Company, Ultimate Comfort Systems.

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

Acquisition  of  Power  Sources,  Inc.
-------------------------------------
On December 1, 2001, PowerCold acquired all of Power Sources, Inc. (hereinafter "PSI"), a privately held firm engaged in the developing and marketing of cogeneration systems technology. PSI was a wholly owned subsidiary of Utility Metal Research Corp. (UMRC). The business activity of PSI had previously been part of the activities of UMRC.

In the acquisition, PowerCold agreed to issue over a two-year period a total of 150,000 shares of PowerCold common stock and 150,000 common stock options to UMRC. At December 31, 2001, the Company had issued 50,000 shares of its common stock (valued at $108,500) and 50,000 of its common stock options (valued at $66,500) to PSI, and had recorded a commitment of $227,000 for the future issuance of the remaining stock and options. This acquisition was accounted for under the purchase method of accounting.

Acquired in the transaction were trade receivables of $921,050, which were December 31, 2001 revenues, with $721,392 accounts payable attached and contracts in place of $331,175 with $281,499 accounts payable attached. The Company also acquired technology rights valued at $222,666. The assets and liabilities of PSI had been transferred to PSI by UMRC upon the creation of PSI. PSI had no substantial operations prior to PowerCold's acquisition in the month of December 2001.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  6  -  INVENTORY

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at December 31, 2001, December 31, 2000 and 1999 consist of the following:
                         December 31, 2001  December 31, 2000  December 31, 1999
                         -----------------  -----------------  -----------------
Materials inventory      $        133,432   $        132,851   $         34,993
Finished goods inventory          108,421            108,421                -
                         -----------------  -----------------  -----------------
                         $        241,853   $        241,272   $         34,993
                         =================  =================  =================

Finished goods inventory consists of the specialized quick-freezing unit of the Company's Channel Freeze Technology, Inc. subsidiary.

NOTE  7  -  PROPERTY,  EQUIPMENT  AND  INTANGIBLES

Property  and  equipment  is  summarized  as  follows:
                         December 31, 2001  December 31, 2000  December 31, 1999
                         -----------------  -----------------  -----------------
Machinery and equipment  $         93,272   $         87,342   $         32,877
Prototypes and molds               71,030             71,030             73,420
Furniture and fixtures             30,480              7,614              8,804
                         -----------------  -----------------  -----------------
Total Property
  and Equipment                   194,782            165,986            115,101
Less:  Accumulated
Depreciation                      117,122             92,416             85,872
                         -----------------  -----------------  -----------------
Net Property
  and Equipment          $         77,660   $         73,570   $         29,229
                         =================  =================  =================

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $24,706, $6,544 and $7,616, respectively.

The  Company's  intangible  assets  are  summarized  as  follows:
                         December 31, 2001  December 31, 2000  December 31, 1999
                         -----------------  -----------------  -----------------
Patents and related
  technology             $      1,907,567   $      1,684,001   $      1,532,486
Goodwill                          105,269            105,269            168,033
                         -----------------  -----------------  -----------------
Total Intangibles               2,012,836          1,789,270          1,700,519

Less: Accumulated
  Amortization                    713,033            566,251            418,567
                         -----------------  -----------------  -----------------
Net Intangibles          $      1,299,803   $      1,223,019   $      1,281,952
                         =================  =================  =================

Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $146,782, $147,684 and $133,868, respectively.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  8  -  INVESTMENTS

In 1996, as part of a planned merger, which never took place, the Company invested $1,000,000 in Rotary Power International, Inc. (hereinafter "RPI") in exchange for 2,000,000 shares of RPI's common stock. As the Company's investment in RPI represented more than 20% but less than 50% of RPI's common stock outstanding, the equity method was used to account for the Company's interest. Although the Company advanced additional funds of $216,768 to RPI, deteriorating financial conditions and increasing losses in RPI caused the Company to write off its entire investment in RPI by the end of 1997.

During 2001, the Company's investment in RPI decreased to less than 20% of RPI's stock outstanding. In view of the changed circumstances, the Company's management elected to recognize its investment in RPI as available-for-sale securities. As of December 31, 2001, the fair market value of these securities was $970,000, which has been recognized as other comprehensive income in accordance with SFAS No. 115.

NOTE  9  -  NOTES  PAYABLE

At  December  31,  2001,  notes  payable  consisted  of  the  following:

A note payable to Southtrust Bank, secured by G. Briley, the Company's president, for $1,940 with an annual interest rate of 14.99%. This unsecured note  is  payable  in  March  2002.

Two lines of credit were assumed as part of the consideration for the December 2000 acquisition of a technology license and intellectual property. (See Note 5.) One line of credit is payable to Royal Bank of Canada for $34,014 U.S., and the second to T. D. Bank for $1,001 U.S was repaid during the year ended December 31, 2001.

In the year ended December 31, 2001, the Company received $165,000 in loan proceeds from its shareholders. The loans, which bear interest at 10%, are unsecured and have no stated maturity. The Company repaid $140,000 of these loans with common stock and $25,000 with cash.

NOTE  10  -  PREFERRED  STOCK

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock, which contain no voting privileges. Shareholders are entitled to cumulative dividends, and each share of preferred stock may be converted into the Company's common stock.

At December 31, 1999, the Company had 1,250,000 shares of preferred stock issued and outstanding. This stock was designated as Series "A" Convertible Preferred Stock and was issued to a single investor.

On June 30, 2000, 100% of the Company's outstanding Series "A" Convertible Preferred Stock was converted to the Company's common stock. The conversion resulted in the issuance of 1,354,785 shares of the Company's common stock at an approximate conversion rate of one share of preferred stock for 1.08 shares of common stock. At December 31, 2000 and at December 31, 2001, the Company did not have any shares of preferred stock outstanding.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  11  -  COMMON  STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the year ended December 31, 2001, the Company issued for cash, 1,836,214 shares of common stock with 603,083 warrants attached. The stock was valued at $1,284,020 and the warrants were valued at $405,480. These warrants have an average exercise price of $1.10 and expire between May 31, 2002 and December 6, 2003. An additional 308,603 shares of common stock were issued for cash of $150,833. The Company issued 85,679 shares of common stock as commissions to various promoters for selling its stock. This stock was valued at the fair market value of $148,503. The Company issued 385,500 shares of common stock for consulting services valued at $115,000, general services valued at $25,000 and compensation valued at $56,500. The Company issued 372,081 shares of common stock to repay loans in the amount of $207,500 and 240,419 common stock shares for interest and financing expenses of $122,250. Additionally 45,000 common stock shares were issued for $22,500 in prepaid rent, 35,000 shares were issued to satisfy $26,418 of accounts payable and 50,000 common stock shares valued at $108,500 to acquire Power Sources, Inc. See Note 5.

During the year ended December 31, 2000, the Company issued 4,792,742 shares of its common stock of which 1,329,602 shares were issued for cash of $1,158,000, 615,000 shares for prepaid consulting valued at $307,500, 593,355 for services valued at $296,678, 100,000 shares for a technology license (see Note 5) valued at $50,000, and 800,000 shares for debt valued at $400,000. Included in the aforementioned issuances are a total of 1,480,000 shares issued to officers, directors, or affiliates of the Company, which are subject to transfer restrictions as defined by Rule 144 of the Securities Act of 1933. In addition, 1,354,785 shares were issued for the conversion of 100% of the Company's Series "A" Convertible Preferred Stock. See Note 10.

During the year ended December 31, 1999, the Company issued 1,042,641 shares of its common stock of which 483,641 shares were issued for services valued at $162,110 and 559,000 shares were issued for cash of $348,750.

NOTE  12  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS

During 2001, the Company authorized and issued 895,000 options at an average exercise price of $0.96 for services, compensation and the acquisition of PSI. See Note 5.

During 2000, the Company authorized and issued a total of 750,000 options at an average exercise price of $1.20 for investment funding, and 250,000 options at an average exercise price of $0.50 as compensation.

During 1999, the Company authorized and issued a total of 1,004,558 options at an exercise price of $0.50 for employee compensation.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  12  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS  (CONTINUED)

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2001, 2000 and 1999. The following reflects the Company's pro-forma net loss and net loss per share had the Company determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123:

Pro forma net loss and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 are as follows:


                                 Year Ended      Year Ended      Year  Ended
                                 December 31,    December 31,    December  31,
                                 2001            2000            1999
                                 --------------  --------------  --------------
Net loss as reported             $  (2,328,402)  $  (1,319,195)  $  (1,253,395)
Adjustment required by FAS 123        (345,277)       (287,273)       (524,890)
                                 --------------  --------------  --------------
Pro forma net loss               $  (2,673,679)  $  (1,606,468)  $  (1,778,285)
                                 ==============  ==============  ==============

Pro forma net loss per share,
  Basic and diluted              $       (0.18)  $       (0.16)  $       (0.25)
                                 ==============  ==============  ==============

                                     Number of Shares         Weighted Average
                                     Under Option             Exercise Price
                                     -----------------        -----------------
Outstanding, January 1, 1999                1,943,000         $         1.36
     Granted                                1,004,558                   0.50
     Exercised                                    -                     -
     Forfeited                                    -                     -
     Expired                                      -                     -
                                     -----------------        -----------------
Outstanding, December 31, 1999              2,947,558         $         1.01
                                     =================        =================
Exercisable, December 31, 1999              2,947,558         $         1.01
                                     =================        =================

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  12  -  STOCK  BASED  COMPENSATION  AND  STOCK  OPTIONS  (CONTINUED)

                                     Number of Shares         Weighted Average
                                     Under Option             Exercise Price
                                     -----------------        -----------------
Outstanding, January 1, 2000               2,947,558          $        1.01
     Granted                               1,000,000                   0.77
     Exercised                              (450,000)                  0.50
     Forfeited                                   -                     -
     Expired                                (700,000)                  2.29
                                     -----------------        -----------------
Outstanding, December 31, 2000             2,797,558          $        0.74
                                     =================        =================
Exercisable, December 31, 2000             2,797,558          $        0.74
                                     =================        =================
Outstanding January 1, 2001                2,797,558          $        0.74
     Granted                                 895,000                   0.96
     Exercised                                   -                     -
     Forfeited                                   -                     -
     Expired                                     -                     -
                                     -----------------        -----------------
Outstanding December 31, 2001              3,692,558          $        0.84
                                     =================        =================
Exercisable December 31, 2001              3,692,558          $        0.84
                                     =================        =================
Weighted average fair value of
  options  granted  during  2001                              $        0.39
                                                              =================

At December 31, 2001, exercise prices for outstanding options ranged from $0.50 to $1.36. The weighted average contractual life remaining of such options was
2.7  years.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:


Risk-free Interest Rate          5%
Expected Life                1 to 5 years
Expected Volatility             75%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.

In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  13  -  REPORTABLE  SEGMENTS

PowerCold currently has seven reportable segments: Nauticon Inc., RealCold Products, Inc., Technicold Services, Inc., Rotary Power Enterprise, Inc., Channel Freeze Technologies, Inc., Ultimate Comfort Systems, Inc. and Power Sources, Inc. Nauticon Inc. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration technicians and supervisors. RealCold
Products,  Inc.  designs  and  produces  unique  products  for the refrigeration industry. Rotary Power Enterprise, Inc. provides customized rotary engines to power a variety of chiller and refrigeration systems. Channel Freeze Technologies, Inc. generates revenue through the manufacture and sale of bulk freezing systems. Ultimate Comfort Systems, Inc. holds the technology rights, patent rights and license agreement for an integrated piping technology for heating and air conditioning systems. Ultimate Comfort Systems, Inc. also provides consulting services related to this technology. Power Sources, Inc.
(PSI) holds the technology rights to design and engineer cogeneration systems that use engine driven generators to produce both electrical and thermal energy.
PSI  will  also  package   and  market   this technology.

Segment  information  (after  intercompany  eliminations)  for  the  year  ended
December  31,  2001,  2000  and  1999  are  as  follows:

                                  Dec. 31, 2001   Dec. 31, 2000   Dec. 31, 1999
                                  --------------  --------------  --------------
Revenues:
  Ultimate Comfort Systems, Inc.  $     282,733   $         -     $         -
  Nauticon, Inc.                            -             3,754          91,006
  RealCold Products, Inc.               531,605         309,111         212,596
  Technicold Services, Inc.              67,751          82,175          50,611
  Rotary Power Enterprise, Inc.             -               -           187,025
  Channel Freeze Technologies, Inc.         -               -               -
  Power Sources, Inc.                       -               -               -
  Corporate                                 -               -            21,165
                                  --------------  --------------  --------------
TOTAL REVENUES                    $     882,089   $     395,040   $     562,403
                                  ==============  ==============  ==============
Operating  income  (loss):
  Ultimate Comfort Systems, Inc.  $    (209,908)  $         -     $         -
  Nauticon, Inc.                        (71,676)        (33,331)       (290,569)
  RealCold Products, Inc.              (944,997)       (504,144)       (243,429)
  Technicold Services, Inc.               7,295        (109,771)          7,538
  Rotary Power Enterprise, Inc.        (190,834)       (109,025)         (8,454)
  Channel Freeze Technologies, Inc.     (80,120)       (215,808)       (313,801)
  Power Sources, Inc.                       -               -               -
  Corporate                            (769,792)       (439,575)       (351,227)
                                  --------------  --------------  --------------
TOTAL OPERATING LOSS              $  (2,260,002)  $  (1,411,654)  $  (1,199,942)
                                  ==============  ==============  ==============

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  13  -  REPORTABLE  SEGMENTS  (CONTINUED)

                                  Dec. 31, 2001   Dec. 31, 2000   Dec. 31, 1999
                                  --------------  --------------  --------------
Identifiable  assets:
  Ultimate Comfort Systems, Inc.  $     150,429   $     152,415   $         -
  Nauticon, Inc.                        239,853         280,375         385,927
  RealCold Products, Inc.               336,398         132,371         144,650
  Technicold Services, Inc.              26,318         120,833         122,137
  Rotary Power Enterprise, Inc.          74,642          75,386         129,992
  Channel Freeze Technologies, Inc.     683,232         848,777         797,531
  Power Sources, Inc.                   921,150             -               -
  Corporate                           1,625,894         388,438           1,902
                                  --------------  --------------  --------------
TOTAL IDENTIFIABLE ASSETS         $   4,057,916   $   1,998,595   $   1,582,139
                                  ==============  ==============  ==============

                                  Dec. 31, 2001   Dec. 31, 2000   Dec. 31, 1999
                                  --------------  --------------  --------------
Depreciation  and  amortization:
  Ultimate Comfort Systems, Inc.  $      10,593   $         -     $      96,761
  Nauticon, Inc.                         67,075          83,046          96,761
  RealCold Products, Inc.                 4,657             900           2,419
  Technicold Services, Inc.              26,804          12,090          12,090
  Rotary Power Enterprise, Inc.             530             334             365
  Channel Freeze Technologies, Inc.      57,124          57,124          70,040
  Power Sources, Inc.                     1,865             -               -
  Corporate                              16,667             -               -
                                  --------------  --------------  --------------
TOTAL DEPRECIATION AND
  AMORTIZATION                    $     185,315   $     153,494   $     181,675
                                  ==============  ==============  ==============

All of the Company's assets are held within the United States and all material revenue was generated within the United States.

PowerCold's  reportable  segments  are  strategic  business   units  that  offer
different products or services. They are managed separately because each business requires different technology and marketing strategies.

NOTE  14  -INCOME  TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  14  -INCOME  TAXES  (CONTINUED)

At December 31, 2001, the Company had net deferred tax assets of $1,200,000, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

The Company incurred accumulated net operating losses for income tax purposes of approximately $3,400,000 for the year ended December 31, 2000. At December 31, 2001, the Company's net operating losses increased by approximately $2,200,000. The Company's net operating loss carry forwards for income tax purposes are approximately $5,600,000, which will expire on various dates through the year 2020.

The Company recorded approximately $341,000 paid by the issuance of common stock for expenses in the year ended December 31, 2001.

NOTE  15  -LEASES

Capital  Lease
--------------
In 1999, the Company acquired a forklift, which was financed through a capital lease. This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of this capital lease for the years after December 31, 2001 are as follows:

                           Year Ending          Amount
                           December 31,
                           ------------     -------------
                                2002        $      3,018
                                2003               3,298
                                2004               2,115
                                            --------------
                            Total           $      8,431
                                            ==============

Operating  Leases
-----------------
The Company leases sales offices and plant space, in LaVernia, Texas under an operating lease agreement, which expires March 30, 2004. Total rent expense for the year ended December 31, 2001 was $89,999.

Future  minimum  rental  commitments  as  of  December 31, 2001 were as follows:

                           Year Ending          Amount
                           December 31,
                           ------------     -------------
                               2002         $     36,000
                               2003               36,000
                               2004               12,000
                                            --------------
                            Total           $     80,000
                                            ==============

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  15  -LEASES  (CONTINUED)

The Company's subsidiary, Technicold Services, Inc. has a one-year lease for office space in San Antonio, Texas. The rent is $675 per month and the lease expires September 30, 2002.

NOTE  16  -  LITIGATION

On August 31, 2000, Nauticon Inc. and its former president agreed upon a full and final settlement of the lawsuit mentioned above. This settlement resulted in a gain for the Company of $88,600, which was recorded as other income.

NOTE  17  -  SUBSIDIARY  -  CHANNEL  FREEZE  TECHNOLOGIES,  INC.

On May 18, 1998, Channel Freeze Technologies, Inc. (CFTI) was formed as a wholly owned subsidiary of the Company to accommodate the acquisition of intellectual property assets related to Channel Ice Technology. On September 15, 1998, the Company entered into an agreement to acquire eighty percent (80%) of the assets (primarily patents) of Channel Ice Technologies from SIR Worldwide LLC (SIR) for $850,000 and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years from the date of closing. After the Company made cash payments of $550,000 in 1998 and $100,000 in 1999, the remaining acquisition liability was $200,000 at December 31, 2001. The agreement also required the Company to issue two-thirds of the stock of CFTI to SIR, which would leave the Company with only a one-third ownership in CFTI. The board of directors of the Company passed a resolution approving the issuance of two-third of the shares of stock of CFTI to SIR; however, the shares were never issued. The agreement provided the Company the ability to increase (buy back) their ownership interest (up to 80%) in CFTI by making additional payments totaling $5,950,000. For each $1 million dollars in Channel Ice Technology unit sales, PowerCold shall acquire an additional 1% equity interest in CFTI for each payment of $85,000, up to a maximum ownership interest by PowerCold in CFTI of 80%.

Also, as part of the purchase agreement, CFTI has agreed to additional compensation to SIR by payment of either a 10% net fee payment or a 13% net sales fee payment. Ten percent net fee payments are payments of 10% of the net gross invoice price on all Channel Ice Technology Units sold to distributors. Thirteen percent net fee payments are payments of 13% of the net gross invoice price on all Channel Ice Technology Units of direct sales to end users. At December 31, 2001, December 31, 2000 and 1999, no additional compensation was paid or owed to SIR in connection with this purchase agreement.

Since 1999, the Company has maintained its investment in CFTI as a wholly owned subsidiary. The patent and intellectual property owned by the subsidiary is consolidated with the Company's other activities.

During 2002, Channel Freeze Technologies, Inc. may be dissolved as an operating entity. The Company is negotiating with the previous owners of the technology. Channel Freeze Technologies, Inc. was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology includes a proprietary patent for an economical multi-purpose freezing system. Since the company is allocating all its resources into its current product line, management has decided there is limited synergy with the Channel Freeze technology and does not envision continuing development of these products.

                              POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  18  -  COMMITMENTS  AND  CONTINGENCIES

Accounts  Payable
-----------------
The Company has trade accounts payable that date back to 1996. Management had tried to contact these vendors to arrange settlement agreements. Included in the caption Commitments and Contingencies on the Company's balance sheet are the balances in the aggregate amount of $168,300 from vendors that could not be contacted or did not respond to management's correspondence.

Royalty  Agreement
------------------
See  Note  5  regarding  December  1,  2001  royalty  agreement.

Additional  Compensation
------------------------
See  Note  17  regarding  potential  payments  to  SIR.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   POWERCOLD  CORPORATION



                                   By:  /s/  Francis  L.  Simola
                                        ------------------------
                                        Francis  L.  Simola
                                        President  and  Chief  Executive Officer

                                   Dated:     March  27,  2002


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                                   By:  /s/  Francis  L.  Simola
                                        ------------------------
                                        Francis  L.  Simola
                                        Chairman  and  President
                                        Chief  Executive  Officer

                                   Dated:     March  27,  2002


                                   By:  /s/  George  C.  Briley
                                        -----------------------
                                        George  C.  Briley
                                        Director  and  Secretary
                                        Chief  Technology  Officer

                                   Dated:     March  27,  2002


                                   By:  /s/      H.  Jack  Kazmar
                                        -------------------------
                                        H  Jack  Kazmar
                                        Director  and  Treasurer
                                        Chief  Operating  Officer

                                   Dated:     March  27,  2002