Form 10-Q
period 2002-03-31
POWERCOLD CORP
filed 2002-05-15
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of the Registrant's Common Stock, par value $0.001 - 16,256,567 shares outstanding at March 31, 2002.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        For the period ending March 31, 2002

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


PART  II.   OTHER  INFORMATION

     ITEM  1.     LEGAL  PROCEEDINGS.

     ITEM  2.     CHANGES  IN  SECURITIES.

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM  5.     OTHER  INFORMATION.

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

SIGNATURES

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        For the period ending March 31, 2002


PART I

Item 1 - Consolidated financial statements.





                              POWERCOLD CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002






                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111





                              POWERCOLD CORPORATION

                                TABLE OF CONTENTS

                                 March 31, 2002



ACCOUNTANT'S  REVIEW  REPORT                                               1


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

     Consolidated  Statements  of  Cash  Flows                             5


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                             6

To  the  Board  of  Directors
PowerCold  Corporation
Cibolo,  Texas

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of PowerCold Corporation as of March 31, 2002, and the related consolidated statements of operations,  stockholders'  equity,  and  cash  flows  for the three months then
ended.  All  information   included  in  these   financial  statements   is  the
representation  of  the  management  of  PowerCold  Corporation.

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

The consolidated financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated March 4, 2002. We have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

May  13,  2002

POWERCOLD  CORPORATION
CONSOLIDATED  BALANCE  SHEETS


                                        March 31,             December 31,
                                        2002           ----------------------------
                                        Unaudited           2001          2000
                                        -------------  -------------  -------------
ASSETS

CURRENT  ASSETS
  Cash                                  $  1,338,493   $    290,174   $    106,864
  Securities available for sale              485,000        970,000            -
  Trade accounts receivable, net
    of  allowance                          1,171,473      1,094,919         38,665
  Receivables from related parties            15,360          1,686            -
  Inventory                                  275,041        241,853        241,272
  Unbilled  revenue                           49,676         49,676            -
  Prepaid  expenses                          82,000          22,500        307,500
                                        -------------  -------------  -------------

     Total Current Assets                  3,417,043      2,670,808        694,301
                                        -------------  -------------  -------------

Property  and  equipment,  net               139,964         77,660         73,570
Patent rights and related
  technology,  net                         1,258,451      1,282,937      1,195,627
Loan  receivable,  Alturdyne                 250,000            -              -
Goodwill, net                                 14,234         16,866         27,392
Deposits  and  prepaid  rent                  17,644          9,645          7,705
                                        -------------  -------------  -------------

     TOTAL  ASSETS                      $  5,097,336   $  4,057,916   $  1,998,595
                                        =============  =============  =============























See accompanying notes and accountants' review report.

POWERCOLD  CORPORATION
CONSOLIDATED  BALANCE  SHEETS (Continued)

                                        March 31,             December 31,
                                           2002        ----------------------------
                                        Unaudited           2001          2000
                                        -------------  -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts payable and accrued
    expenses                            $  1,050,252   $   1,023,596   $   195,460
  Overdrafts  payable                         40,020             -             -
  Account payable - related party                -               -          10,567
  Commissions and royalty payable             55,067          55,067        42,240
  Advances  from  affiliate                      -               -          73,636
  Notes  payable                              34,940          36,329        43,328
  Acquisition  payable                       200,000         200,000       200,000
  Current portion of capital lease
    payable                                    1,474           3,018         3,419
                                        -------------  -------------  -------------
     Total  Current Liabilities            1,381,753      1,318,010        568,650
                                        -------------  -------------  -------------

CAPITAL LEASE PAYABLE, net of
  current  portion                             5,413          5,413          6,826
                                        -------------  -------------  -------------

COMMITMENTS  AND  CONTINGENCIES              389,184        395,300        168,300
                                        -------------  -------------  -------------

STOCKHOLDERS'  EQUITY
  Convertible preferred stock, Series
    A, $0.001 par value; 5,000,000
    shares authorized, 0 shares
    issued and outstanding,
    respectively                                 -              -              -
  Common stock, $0.001 par value;
    200,000,000 shares authorized,
    17,439,767, 16,027,882 and
    12,669,383, shares issued and
    outstanding,  respectively                17,439         16,027         12,669
  Additional paid-in capital              12,433,710     10,210,665      8,243,227
  Stock options and warrants                 471,980        471,980            -
  Accumulated deficit                    (10,087,143)    (9,329,479     (7,001,077)
  Accumulated other comprehensive
    income                                   485,000       970,000             -
                                        -------------  -------------  -------------
                                           3,320,986      2,339,193      1,254,819
                                        -------------  -------------  -------------
     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY           $  5,097,336   $  4,057,916   $  1,998,595
                                        =============  =============  =============




See accompanying notes and accountants' review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS

                                             Three  Months  Ended  March  31,
                                        -------------------------------------------
                                             2002           2001           2000
                                          Unaudited      Unaudited      Unaudited
                                        -------------  -------------  -------------
REVENUES
  Product  sales                        $    327,587   $    247,004   $     28,708
  Services                                   23,163          43,106         14,190
                                        -------------  -------------  -------------
     Total  Revenues                         350,750        290,110         42,898
                                        -------------  -------------  -------------
COST  OF  REVENUES                           287,130        149,691         44,821

GROSS  PROFIT  (LOSS)                         63,620        140,419         (1,923)
                                        -------------  -------------  -------------

OPERATING  EXPENSES
  Sales  and  marketing                      138,286        130,716            -
  General  and  administrative               639,178        291,113        295,352
  Depreciation  and  amortization             42,248         37,427         33,195
                                        -------------  -------------  -------------
     Total  Operating  Expenses              819,712        459,256        328,547
                                        -------------  -------------  -------------

LOSS  FROM  OPERATIONS                      (756,092)      (318,837)      (330,470)

OTHER  INCOME  (EXPENSES)
  Royalty  income                                -           44,785            -
  Interest  income                             1,572          1,996            -
  Interest  and financing expense                -          (55,834)       (11,317)
  Other  income                                  -              -           (1,322)
                                        -------------  -------------  -------------
     Total Other Income (Expenses)             1,572         (9,053)       (12,639)
                                        -------------  -------------  -------------

LOSS  BEFORE  INCOME  TAX                   (757,664)      (327,890)      (343,109)

INCOME  TAX  EXPENSE                             -              -              -
                                        -------------  -------------  -------------
NET  LOSS                                   (757,664)      (327,890)      (343,109)

OTHER COMPREHENSIVE INCOME
  Unrealized gain on investments             485,000            -              -
                                        -------------  -------------  -------------

COMPREHENSIVE  LOSS                     $   (272,664)  $   (327,890)  $   (343,109)
                                        =============  =============  =============

LOSS PER COMMON SHARE,
  BASIC AND DILUTED                     $      (0.02)  $      (0.02)  $     (0.03)
                                        =============  =============  =============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING, BASIC AND DILUTED   16,256,567     15,005,371     10,156,716
                                        =============  =============  =============

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Accum-
                                                                                                          ulated
                         Preferred Stock          Common Stock                               Stock       Other       Total
                     ------------------------ ---------------------- Additional  Accum-      Options     Comphre-    Stock-
                     Number of                Number of              Paid-in      ulated     and          hensive     holders'
                     Shares      Amount       Shares     Amount      Capital     Deficit     Warrants    Income      Equity
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December
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






















See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Accum-
                                                                                                          ulated
                         Preferred Stock          Common Stock                               Stock       Other       Total
                     ------------------------ ---------------------- Additional  Accum-      Options     Comphre-    Stock-
                     Number of                Number of              Paid-in      ulated     and          hensive     holders'
                     Shares      Amount       Shares     Amount      Capital     Deficit     Warrants    Income      Equity
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance carryforward,
 December  31, 2000          -           -    12,669,383     12,669   8,243,227  (7,001,077) $      -           -     1,257,069
Common stock issued
 for services at
 $0.59 per share             -           -        42,500         43      24,958         -           -           -        25,000
Common stock issued
 for consulting
 services at $0.50
 per  share                  -           -       230,000        230     114,770         -           -           -       115,000
Common stock issued
 for conversion of
 debt at $0.61
 per  share                  -           -       372,081        372     207,128         -           -           -       207,500
Common stock issued
 as pre payament of
 rent at $0.50
 per  share                  -           -        45,000         45      22,455         -           -           -        22,500
Common stock issued
 as interest and
 financing expense
 at $0.50 per share          -           -       240,419        240     122,010         -           -           -       122,250
Common stock issued
 as compensation at
 $0.50 per share             -           -       113,000        113      56,387         -           -           -        56,500
Common stock issued
 for payment of
 accounts payable at
 $0.75 per share             -           -        35,000         35      26,383         -           -           -        26,418
Common stock and
 options issued for
 acquisition of PSI
 at $2.16 per share          -           -        50,000         50     108,450         -        66,500         -       175,000
Common stock: 2,144,820
 shares issued with
 603,083 attached
 warrants for cash
 at $0.86 per share
 and 85,679 shares
 valued at $1.73 per
 share as issuing
 costs less total
 issuing costs of
 $296,142                    -           -     2,230,499      2,230   1,284,898         -       405,480         -     1,692,608
Other comprehensive
 income                      -           -           -          -           -           -           -       970,000     970,000
Net loss,
 December 31, 2001           -           -           -          -           -    (2,328,402)        -           -    (2,328,402)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance,
 December 31, 2001           -   $       -    16,027,882 $    16,027 $10,210,665 $(9,329,479)$  471,980  $  970,000  $2,341,443
Common stock issued
 for cash at $1.65
 per share                   -           -     1,224,930       1,225   2,014,482         -          -           -     2,015,707
Common stock issued
 as compensation at
 $1.00 per share             -           -        30,000          30      29,970         -          -           -        30,000
Common stock issued
 for services at
 $1.14 per share             -           -       156,955         157     178,593         -          -           -       178,750
Other comprehensive
 income (loss)               -           -           -           -            -          -          -      (485,000)   (485,000)
Net loss, March 31,
 2002 (unaudited)            -           -           -           -            -     (757,664)       -           -      (757,664)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance,
 March 31, 2002              -   $       -   17,439,767 $     17,439 $12,433,710 $(10,087,143)$ 471,980  $ 485,000   $ 3,323,236
                     =========== =========== =========== =========== =========== =========== =========== =========== ===========



See accompanying notes and accountants' review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                    Three  Months  Ended  March  31,
                                              -------------------------------------------
                                                   2002           2001           2000
                                                Unaudited      Unaudited      Unaudited
                                              -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $   (757,664)  $   (327,890)  $   (343,109)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Depreciation and amortization                  42,248         37,427         33,195
     Issuance of common stock for services         178,750         20,000        139,065
     Issunace of common stock for current debt         -           26,418            -
     Issuance of common stock for compensation      30,000            -              -
     Issuance of common stock for interest
       and financing                                   -           53,000            -
  (Increase) decrease in assets:
     Accounts  receivable                          (76,554)       (78,631)        24,899
     Receivable from related party                 (11,314)           -              -
     Inventories                                   (33,188)        23,409            -
     Prepaid  expenses                             (67,500)           -              -
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses           67,913         10,683         86,080
    Accounts payable, related party                    -            2,782            -
    Deferred  revenue                                  -           43,000            -
    Commissions  payable                               -            8,383            -
                                              -------------  -------------  -------------
Net cash used in operating activities             (627,309)      (181,419)       (59,870)
                                              -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                          (8,201)        (1,265)           -
  Purchase  of  property  and  equipment           (61,661)        (6,625)           -
  Investment  in  Alturdyne                       (250,000)           -              -
  Payment  on  capital  lease                       (1,544)          (667)           -
  Proceeds  from  advances  from  affilate             -           15,000         32,944
                                              -------------  -------------  -------------
Net cash provided by (used in) investing
  Activities                                      (321,406)         6,443         32,944
                                              -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt              (2,315)           -              -
  Proceeds  from  short-term  borrowings               -          140,000            -
  Repayment  of  short-term  borrowings                -             (826)           -
  Proceeds from issuance of shares under
    private  placement                           2,015,407            -          376,000
  Increase in deposits                                 -              -              -
  Repayment of short-term borrowings,
    Affiliate                                      (16,058)       (43,290)           -
                                              -------------  -------------  -------------
Net cash provided by financing activities        1,997,034         95,884        376,000
                                              -------------  -------------  -------------
Net increase (decrease) in cash                  1,048,319        (79,092)       349,074
Cash at beginning of year                          290,174        106,864         14,464
                                              -------------  -------------  -------------
Cash  at  end  of  year                       $  1,338,493   $     27,772   $    363,538
                                              =============  =============  =============

See accompanying notes and accountants' review report.

POWERCOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS (Continued)

                                                    Three  Months  Ended  March  31,
                                              -------------------------------------------
                                                   2002           2001           2000
                                                Unaudited      Unaudited      Unaudited
                                              -------------  -------------  -------------
Supplemental  cash  flow  information:
  Interest  paid                              $        -     $        810   $     11,317
                                              =============  =============  =============
  Income  taxes  paid                         $        -     $        -     $        -
                                              =============  =============  =============

NON-CASH  TRANSACTIONS:
  Unrealized gain (loss) on securities
    available  for  sale                      $   (485,000)  $        -     $        -
  Issuance of common stock as prepayment
    for  consulting  services                 $        -     $     45,000   $    139,065
  Issuance of common stock for services
    and  compensation                         $    208,750   $     45,000   $        -
  Issuance of common stock for payment
    of accounts payable                       $        -     $     26,418   $        -
  Issuance of common stock for payment
    of interest and financing expenses        $        -     $     53,000   $        -
  Issuance of common stock as stock
    offering costs                           $         -     $     50,000   $        -































See accompanying notes and accountants' review report.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to related party, trade accounts receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2002

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 130"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 7.

Concentration  of  Credit  Risk
-------------------------------
The Company maintains its cash in several commercial accounts at major financial institutions. At December 31, 2001, the Company's cash balance, in two accounts, exceeded Federal Deposit Insurance Corporation (FDIC) limits by $24,824 and $54,568. At March 31, 2002, the Company's cash balance exceeded FDIC limits by $1,231,628.

Goodwill
--------
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill was amortized on a straight-line basis over 10 years through December 31, 2001. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

Investment  in  Securities
--------------------------
Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are reported at fair value, with changes in fair value included in earnings. Available for sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity. Held-to-maturity securities are reported at amortized cost. Gains and losses on the sale of securities are determined using the specific identification method. For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred. Market value is determined based on quoted market prices. At March 31, 2002, all of the Company's investment securities were classified as available for sale. See Note 8.

Earnings  Per  Share
--------------------
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there are common stock equivalents outstanding, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive for the periods presented.

Accounting  Pronouncements
--------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144, which did not have a material impact on the financial statements of the Company at December 31, 2001 or at March 31, 2002.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Accounting  Pronouncements  (continued)
---------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143, which did not have a material impact on the financial statements of the Company at December 31, 2001 or at March 31, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $10,000 in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

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

Shipping  and  Handling  Fees  and  Costs
-----------------------------------------
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $19,489 and $16,955 in fiscal 2001 and 2000, respectively. All amounts in the accompanying consolidated statements of operations and comprehensive loss have been reclassified to reflect this adoption

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  3  -  GOING  CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has, however, sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. At March 31, 2002, intangible assets comprise a material portion of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that prior acquisitions and the acquisition of Power Sources, Inc. technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

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

During 2001, Simco was issued 262,500 shares of common stock for payment of loans, interest and financing fees and consulting services.

During 2000, Simco converted $400,000 of its loans to the Company into 800,000 shares of the Company's common stock. See Note 11.

See  Note  10  regarding  loans  from  shareholders.

NOTE  5  -  ACQUISITIONS

Acquisition  of  Power  Sources,  Inc.
--------------------------------------
On December 1, 2001, PowerCold acquired all of Power Sources, Inc. (hereinafter "PSI"), a privately held firm engaged in the developing and marketing of cogeneration systems technology. PSI was a wholly owned subsidiary of Utility Metal Research Corp. (UMRC). The business activity of PSI had previously been part of the activities of UMRC.

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  5  -  ACQUISITIONS (Continued)

Acquisition  of  Power  Sources,  Inc. (Continued)
--------------------------------------------------
Acquired in the transaction were trade receivables of $921,050, which were December 31, 2001 revenues, with $721,392 accounts payable attached and contracts in place of $331,175 with $281,499 accounts payable attached. The Company also acquired technology rights valued at $222,666. The assets and liabilities of PSI had been transferred to PSI by UMRC upon the creation of PSI. PSI had no substantial operations prior to PowerCold's acquisition in the month of December 2001.

Acquisition  of  Heating  and  Air  Conditioning  System  Technology
--------------------------------------------------------------------
On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. In this transaction, the Company paid $65,000 cash, assumed two lines of credit (see Note 10), forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock (see Note 12), granted 150,000 of stock options at $1.00 per share (see Note 13), and agreed to the payment of royalties at no more than $3,000 per month for one year. In addition, the Company hired the seller of the technology for an annual salary of $70,000, with annual renewals, based upon performance as defined within the purchase agreement. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems.

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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  6  -  INVENTORY

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at December 31, 2001, December 31, 2000 and 1999 consist of the following:

                          March 31, 2002    December 31, 2001  December 31, 2000
                         -----------------  -----------------  -----------------

Materials inventory      $        153,041   $        133,432   $        132,851
Finished goods inventory          108,421            108,421            108,421
Work in process                    13,579                -                  -
                         -----------------  -----------------  -----------------
                         $        275,041   $        241,853   $        241,272
                         =================  =================  =================

Finished goods inventory consists of the specialized quick-freezing unit of the Company's Channel Freeze Technology, Inc. subsidiary.

NOTE  7  -  PROPERTY,  EQUIPMENT  AND  INTANGIBLES

Property  and  equipment  is  summarized  as  follows:

                          March 31, 2002    December 31, 2001  December 31, 2000
                         -----------------  -----------------  -----------------
Machinery and equipment  $        160,667   $         93,272   $         87,342
Prototypes and molds               71,030             71,030             71,030
Furniture and fixtures             30,480             30,480              7,614
                         -----------------  -----------------  -----------------
Total Property and
  Equipment                       262,177            194,782            165,986
Less:  Accumulated
Depreciation                      122,213            117,122             92,416
                         -----------------  -----------------  -----------------
Net Property and
  Equipment              $        139,964   $         77,660   $         73,570
                         =================  =================  =================

Depreciation  expense  for  the  three months ended March 31, 2002 and the years
Ended   December  31,  2001  and  2000  was  $3,422,  $24,706   and  $6,544  and
respectively.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  7  -  PROPERTY,  EQUIPMENT  AND  INTANGIBLES  (CONTINUED)

The  Company's  intangible  assets  are  summarized  as  follows:


                          March 31, 2002    December 31, 2001  December 31, 2000
                         -----------------  -----------------  -----------------
Patents and related
  technology             $      1,907,567   $      1,907,567   $      1,684,001
Goodwill                          105,269            105,269            105,269
                         -----------------  -----------------  -----------------
Total Intangibles               2,012,836          2,012,836          1,789,270
Less: Accumulated
  Amortization                    740,151            713,033            566,251
                         -----------------  -----------------  -----------------
Net Intangibles         $       1,272,685   $      1,299,803   $      1,223,019
                         =================  =================  =================

Amortization expense for the three months ended March 31, 2002 and years ended December 31, 2001 and 2000 was $27,118, $146,782 and $147,684, respectively.

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

During 2001, the Company's investment in RPI decreased to less than 20% of RPI's stock outstanding. In view of the changed circumstances, the Company's management elected to recognize its investment in RPI as available-for-sale securities. As of December 31, 2001, the fair market value of these securities was $970,000 at March 31, 2002 the fair market value of the securities was reduced to $485,000, which has been recognized as other comprehensive income in accordance with SFAS No. 115.

NOTE  9  -  LOAN  RECEIVABLE

In the quarter ended March 31, 2000, the Company loaned Alturdyne, Inc., a privately held firm, $250,000. Subsequent to March 31, 2002, the Company signed a letter of intent to acquire Alturdyne, Inc.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  10  -  NOTES  PAYABLE

At  December  31,  2001,  notes  payable  consisted  of  the  following:

A note payable to Southtrust Bank, secured by G. Briley, the Company's president, for $1,940 with an annual interest rate of 14.99%. This unsecured note was repaid in March 2002.

Two lines of credit were assumed as part of the consideration for the December 2000 acquisition of a technology license and intellectual property. (See Note 5.) One line of credit is payable to Royal Bank of Canada for $34,014 U.S., and the second to T. D. Bank for $1,001 U.S. was repaid during the year ended December 31, 2001.

In 2001, the Company received $165,000 in loan proceeds from its shareholders. The unsecured loans, bearing interest at 10% and with no stated maturity, were repaid before year-end with a combination of $140,000 of common stock and $25,000 of cash.

NOTE  11  -  PREFERRED  STOCK

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

On June 30, 2000, 100% of the Company's outstanding Series "A" Convertible Preferred Stock was converted to the Company's common stock. The conversion resulted in the issuance of 1,354,785 shares of the Company's common stock at an approximate conversion rate of one share of preferred stock for 1.08 shares of common stock. Subsequent to the stock conversion, the Company did not have any shares of preferred stock outstanding.

NOTE  12  -  COMMON  STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the three months ended March 31, 2002 the Company issued 1,221,600 shares of common stock for cash of $2,015,707; 30,000 shares of Company stock for compensation at the fair market value of the stock of $1.00 per share and an additional 165,955 shares of common stock were issued for services at the fair market value of the stock of $1.14 per share.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  12  -  COMMON  STOCK (Continued)

During the year ended December 31, 2001, the Company issued for cash 1,836,214 shares of common stock with 603,083 warrants attached. The stock was valued at $1,284,020 and the warrants were valued at $405,480. These warrants have an average exercise price of $1.10 and expire between May 31, 2002 and December 6, 2003. An additional 308,603 shares of common stock were issued for cash of $150,833. The Company issued 85,679 shares of common stock as commissions to various promoters for selling its stock. This stock was valued at the fair market value of $148,503. The Company issued 385,500 shares of common stock for consulting services valued at $115,000, general services valued at $25,000 and compensation valued at $56,500. The Company issued 372,081 shares of common stock to repay loans in the amount of $207,500 and 240,419 common stock shares for interest and financing expenses of $122,250. Additionally 45,000 common stock shares were issued for $22,500 in prepaid rent, 35,000 shares were issued to satisfy $26,418 of accounts payable and 50,000 common stock shares valued at $108,500 to acquire Power Sources, Inc. See Note 5.

During the year ended December 31, 2000, the Company issued 4,792,742 shares of its common stock of which 1,329,602 shares were issued for cash of $1,158,000, 615,000 shares for prepaid consulting valued at $307,500, 593,355 for services valued at $296,678, 100,000 shares for a technology license (see Note 5) valued at $50,000, and 800,000 shares for debt valued at $400,000. Included in the aforementioned issuances is a total of 1,480,000 shares issued to officers, directors, or affiliates of the Company which are subject to transfer restrictions as defined by Rule 144 of the Securities Act of 1933. In addition, 1,354,785 shares were issued for the conversion of 100% of the Company's Series "A" Convertible Preferred Stock. See Note 11.

During the year ended December 31, 1999, the Company issued 1,042,641 shares of its common stock of which 483,641 shares were issued for services valued at $162,110 and 559,000 shares were issued for cash of $348,750.

NOTE  13  -  STOCK-BASED  COMPENSATION  AND  STOCK  OPTIONS

During the three months ended March 31, 2002 the Company has not had any option activity.

During 2001, the Company authorized and issued 895,000 options at an average exercise price of $0.96 for services, compensation and the acquisition of PSI. See Note 5.

During 2000, the Company authorized and issued a total of 750,000 options at an average exercise price of $1.20 for investment funding, and 250,000 options at an average exercise price of $0.50 as compensation.

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2001, 2000 and 1999. The following reflects the Company's pro forma net loss and net loss per share had the Company determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123:

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  13  -  STOCK-BASED  COMPENSATION  AND  STOCK  OPTIONS (Continued)

Pro forma net loss and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 are as follows:

                                             Year ended December 31,
                                        ------------------------------------
                                               2001              2000
                                        -----------------  -----------------
Net loss as reported                    $     (2,328,402)  $     (1,319,195)
Adjustment  required  by  SFAS  123             (345,277)          (287,273)
                                        -----------------  -----------------
Pro forma net loss                      $     (2,673,679)  $     (1,606,468)
                                        =================  =================
Pro forma net loss per share,
  Basic and diluted                     $          (0.18)  $          (0.16)
                                        =================  =================


                                        Number of Shares   Weighted Average
                                        Under Option       Exercise Price
                                        -----------------  -----------------
Outstanding, January 1, 2000                   2,947,558   $           1.01
     Granted                                   1,000,000               0.77
     Exercised                                  (450,000)              0.50
     Forfeited                                       -                 -
     Expired                                    (700,000)              2.29
                                        -----------------  -----------------
Outstanding, December 31, 2000                 2,797,558   $           0.74
                                        =================  =================
Exercisable, December 31, 2000                 2,797,558   $           0.74
                                        =================  =================

Outstanding January 1, 2001                    2,797,558   $           0.74
     Granted                                     895,000               0.96
     Exercised                                       -                 -
     Forfeited                                       -                 -
     Expired                                         -                 -
                                        -----------------  -----------------
Outstanding March 31, 2002                     3,692,558   $           0.84
                                        =================  =================
Exercisable March 31, 2002                     3,692,558   $           0.84
                                        =================  =================
Weighted average fair value of
  options granted during 2001                              $           0.39
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

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  13  -  STOCK-BASED  COMPENSATION  AND  STOCK  OPTIONS (Continued)

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

NOTE  14  -  REPORTABLE  SEGMENTS

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

Segment information (after intercompany eliminations) for the three months ended March 31, 2002 and the years ended December 31, 2001, and 2000 are as follows:

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  14  -  REPORTABLE  SEGMENTS (Continued)

                                  March 31, 2002  Dec. 31, 2001   Dec. 31, 2000
                                  --------------  --------------  --------------
Revenues:
  Ultimate Comfort Systems, Inc.  $       2,498   $     282,733   $         -
  Nauticon, Inc.                            -               -             3,754
  PowerCold Products, Inc.              325,089         531,605         309,111
  Technicold Services, Inc.              23,163          67,751          82,175
  Rotary Power Enterprise, Inc.             -               -               -
  Channel Freeze Technologies, Inc.         -               -               -
  Power Sources, Inc.                       -               -               -
  Corporate                                 -               -               -
                                  --------------  --------------  --------------
TOTAL REVENUES                    $     350,750   $     882,089   $     395,040
                                  ==============  ==============  ==============
Operating  income  (loss):
  Ultimate Comfort Systems, Inc.  $         -     $    (209,908)  $         -
  Nauticon, Inc.                        (67,486)        (71,676)        (33,331)
  PowerCold Products, Inc.              (15,380)       (944,997)       (504,144)
  Technicold Services, Inc.            (193,920)          7,295        (109,771)
  Rotary Power Enterprise, Inc.           1,344        (190,834)       (109,025)
  Channel Freeze Technologies, Inc.     (85,137)        (80,120)       (215,808)
  Power Sources, Inc.                   (14,281)            -               -
  Corporate                            (382,804)       (769,792)       (439,575)
                                  --------------  --------------  --------------
TOTAL OPERATING LOSS              $    (757,664)  $  (2,260,002)  $  (1,411,654)
                                  ==============  ==============  ==============
Identifiable  assets:
  Ultimate Comfort Systems, Inc.  $     144,781   $     150,429   $     152,415
  Nauticon, Inc.                        223,085         239,853         280,375
  PowerCold Products, Inc.              478,292         336,398         132,371
  Technicold Services, Inc.              24,819          26,318         120,833
  Rotary Power Enterprise, Inc.          37,537          74,642          75,386
  Channel Freeze Technologies, Inc.     777,373         683,232         848,777
  Power Sources, Inc.                   921,150         921,150             -
  Corporate                           2,490,299       1,625,894         388,438
                                  --------------  --------------  --------------
TOTAL IDENTIFIABLE ASSETS         $   5,097,336   $   4,057,916   $   1,998,595
                                  ==============  ==============  ==============
Depreciation  and  amortization:
  Ultimate Comfort Systems, Inc.     $     2,663  $      10,593   $         -
  Nauticon, Inc.                          16,769         67,075          83,046
  PowerCold Products, Inc.                   -            4,657             900
  Technicold Services, Inc.                2,861         26,804          12,090
  Rotary Power Enterprise, Inc.              223            530             334
  Channel Freeze Technologies, Inc.       14,067         57,124          57,124
  Power Sources, Inc.                      5,666          1,865             -
  Corporate                                  -           16,667             -
                                  --------------  --------------  --------------
TOTAL DEPRECIATION AND
  AMORTIZATION                    $      42,248   $     185,315   $     153,494
                                  ==============  ==============  ==============

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  14  -  REPORTABLE  SEGMENTS (Continued)

All of the Company's assets are held within the United States and all material revenue was generated within the United States.

PowerCold's  reportable  segments  are  strategic  business   units  that  offer
different products or services. They are managed separately because each business requires different technology and marketing strategies.

NOTE  15  -INCOME  TAXES

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

At December 31, 2001, the Company had net deferred tax assets of $1,380,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

The Company incurred accumulated net operating losses for income tax purposes of approximately $3,400,000 for the year ended December 31, 2000. At December 31, 2001, the Company's net operating losses increased by approximately $2,200,000. At March 31, 2002, the Company's net operating losses increased by approximately $181,000. The Company's net operating loss carryforwards for income tax purposes are approximately $5,700,000, which will expire on various dates through the year 2021.

The Company recorded approximately $280,000 and $341,000 paid by the issuance of common stock for expenses in the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

NOTE  16  -  LEASES

Capital  Lease
--------------
In 1999, the Company acquired a forklift, which was financed through a capital lease. This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of this capital lease for the years after March 31, 2002 are as follows:

                 Year Ending December 31,        Amount
                 ------------------------     ------------
                           2002               $     1,474
                           2003                     3,298
                           2004                     2,115
                                              ------------
                              Total           $     6,887
                                              ============

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  16  -  LEASES (Continued)

Operating  Leases
-----------------
The Company leases sales offices and plant space in LaVernia, Texas under an operating lease agreement, which expires March 30, 2004. Total rent expense for the year ended December 31, 2001 was $89,999.

Future  minimum  rental  commitments  are  as  follows:


                 Year Ending December 31,        Amount
                 ------------------------     ------------
                           2002               $    36,000
                           2003                    36,000
                           2004                    12,000
                                              ------------
                              Total           $    80,000
                                              ============

The Company's subsidiary, Technicold Services, Inc. has a one year lease for office space in San Antonio, Texas. The rent is $675 per month and the lease expires September 30, 2002.

NOTE  17  -  LITIGATION

On August 31, 2000, Nauticon Inc. and its former president agreed upon a full and final settlement of the lawsuit mentioned above. This settlement resulted in a gain for the Company of $88,600 which was recorded as other income.

NOTE  18  -  SUBSIDIARY  -  CHANNEL  FREEZE  TECHNOLOGIES,  INC.

On May 18, 1998, Channel Freeze Technologies, Inc. (CFTI) was formed as a wholly-owned subsidiary of the Company to accommodate the acquisition of intellectual property assets related to Channel Ice Technology. On September 15, 1998, the Company entered into an agreement to acquire eighty percent (80%) of the assets (primarily patents) of Channel Ice Technologies from SIR Worldwide LLC (SIR) for $850,000 and options for SIR to purchase 400,000 shares of PowerCold stock at a price of $2.50 per share, for a period not to exceed two years from the date of closing. After the Company made cash payments of $550,000 in 1998 and $100,000 in 1999, the remaining acquisition liability of $200,000 is recorded in the accompanying financial statements as "acquisition payable." The agreement also required the Company to issue two-thirds of the stock of CFTI to SIR, which would leave the Company with only a one-third ownership in CFTI. The board of directors of the Company passed a resolution approving the issuance of two-thirds of the shares of stock of CFTI to SIR; however, the shares were never issued. The agreement provided the Company the ability to increase (buy back) their ownership interest (up to 80%) in CFTI by making additional payments totaling $5,950,000. For each $1 million dollars in Channel Ice Technology unit sales, PowerCold shall acquire an additional 1% equity interest in CFTI for each payment of $85,000, up to a maximum ownership interest by PowerCold in CFTI of 80%.

                             POWERCOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 18 - SUBSIDIARY - CHANNEL FREEZE TECHNOLOGIES, INC. (Continued)

Also, as part of the purchase agreement, CFTI has agreed to additional compensation to SIR by payment of either a 10% net fee payment or a 13% net sales fee payment. Ten percent net fee payments are payments of 10% of the net gross invoice price on all Channel Ice Technology Units sold to distributors. Thirteen percent net fee payments are payments of 13% of the net gross invoice price on all Channel Ice Technology Units of direct sales to end users. At March 31, 2002 and at December 31, 2001 and 2000, no additional compensation was paid or owed to SIR in connection with this purchase agreement.

Since 1999, the Company has maintained its investment in CFTI as a wholly owned subsidiary. The patent and intellectual property owned by the subsidiary is consolidated with the Company's other activities.

The Company is currently evaluating its continuation of Channel Freeze Technologies, Inc. as an operating entity and is also negotiating with the previous owners of the related technology. Channel Freeze Technologies, Inc. was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology includes a proprietary patent for an economical multi-purpose freezing system. Since the Company is allocating all its resources into its current product line, management has decided there is limited synergy with the Channel Freeze technology and does not envision continuing development of these products.

NOTE  19  -  COMMITMENTS  AND  CONTINGENCIES

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

Royalty  Agreement
------------------
See  Note  5  regarding  December  1,  2001  royalty  agreement.

Additional  Compensation
------------------------
See  Note  18  regarding  potential  payments  to  SIR.

NOTE  20  -  SUBSEQUENT  EVENT

See  Note  9  regarding  acquisition.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        For the period ending March 31, 2002

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

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recalculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities' needs to reduce power demand. PowerCold has invested over $1M in operating capital into the Nauticon product over the last few years. Initially major operating and legal expenses due to previous inept Nauticon management hindered sales and production. Therefore Nauticon did not meet its sales and revenue projections over the past few years. Subsequently during 2001 the Nauticon product technology was greatly enhance from a single 40-ton evaporative condenser up to five multi configured units producing up to 1,000 ton of air conditioning. Management believes that Nauticon evaporative condenser will more than meet its sales objectives in 2002. There are over 200 units installed in various commercial buildings.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        For the period ending March 31, 2002

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

Power Sources, Inc. - The Company acquired 100% of Power Sources, Inc. in December 1, 2001, Power Sources designs and markets cogeneration systems, which use engine-driven generators to produce both electricity and thermal power as a way of cutting power costs. Cogeneration systems, also known as distributed generation; use engine driven generators to produce both electric power and thermal energy. As a result of the acquisition, PowerCold will be able to offer customers complete self-contained heating/chilling units to reduce peak power requirements as well as the ability to self-generate all the power needed for a commercial building. Units range in size from 100 kilowatts to 2 megawatts. Customers can expect to reduce power or energy costs by 40% or more.

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

Subsequent Event: Effective April 2, 2002, PowerCold Corporation signed a letter of intent to acquire Alturdyne, Inc. a San Diego based manufacturer of diesel, natural gas, turbine and rotary generator sets. PowerCold expects to complete the acquisition by May 31, 2002 after a further detailed audit. The transaction, which would be non-dilutive for present shareholders, involves a combination of cash and stock. Specific terms were not disclosed. Under the proposed agreement, PowerCold would acquire all of Alturdyne's assets and intellectual property.
Alturdyne would then operate as an independent wholly owned PowerCold subsidiary. Alturdyne sales during the past 10 years have been in the $6.5 million to $11 million range with seven profitable sales years including each of the last two years. Alturdyne has developed, packaged and installed over 4,000 engine power units around the world.

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

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        For the period ending March 31, 2002

Ultimate Comfort Systems, Inc. - On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This technology was then placed into a newly formed wholly owned subsidiary of the Company, Ultimate Comfort Systems, Inc. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. There are 15 installations in hotel/motels and extended care facilities. Some of the installations are saving over 40% energy costs. During 2001 the Company invested some $300,000 supporting engineering and marketing programs for major hotel projects. The company anticipates that Ultimate Comfort Systems will have major growth in revenue and profits for this unique proprietary application over the next few years.

RESULTS  OF  OPERATIONS  -  FIRST  QUARTER  2002

The Company's Consolidated Statements of Operations for the first quarter ended March 31, 2002 compared to the first quarter ended March 31, 2001:

Total Revenue for the three months period ended March 31, 2002 increased 17% to $350,750 from $290,110 for the same period ended March 31, 2001.

Current revenue backlog pending some final purchase orders was some $2,661,046. The Company's sales and revenue should continue to increase due to the increased volume of customer proposals for the newly designed Nauticon Evaporative Condenser Line of Products, which include EV Cool, air conditioning, EV Chill, chilled water, and EV Frig, refrigeration systems. The outcome is a newly evolved Nauticon unit with nearly double its capacity - a patent has been applied for on the new more efficient unit. Management also believes that product sales and revenues will continue to improve because of new marketing and sales support, and new sales programs being implemented. Numerous proposals are continually being quoted to prospective customers for all product lines. Gross margins will continue to improve as the Company begins to capture economies of scale; sales volume increases and manufacturing production cycles shorten and overall production methods improve.

Operating Loss for the three months period ended March 31, 2002 increased 58% to $756,092 from $318,837 for the same period ended March 31, 2001.

Net Loss for the three months period ended March 31, 2002 increased 57% to $757,664 from $327,890 for the same period ended March 31, 2001.

Net Loss per share for the three months period ended March 31, 2002 stayed the same at $0.02 as for the period ended March 31, 2001.

Net loss per share was based on weighted average number of shares of 16,256,567 for March 31, 2002 compared to 15,005,371 for the same three-month period ended March 31, 2001.

The current quarter loss for sales and marketing and general and administrative operating expense was due to increased sales and marketing activity, and maintaining general Company operating overhead including additional specific engineering and marketing costs for the various product lines.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        For the period ending March 31, 2002

The Company has restructured its operations to comply with its current productive product line of evaporative condensers and new chiller systems. The large increase in operating expense for the first three months of operations was primarily due to the Company's major focus on sales and marketing, and a sharp increase in research and development (new Nauticon units and new EV chiller product line). Increased operating expenses were also due to setting up the new manufacturing plant in La Vernia, Texas, and establishing new facilities in Tampa, Florida for Ultimate Comfort Systems, Inc.

The Company's Consolidated Balance Sheet as of the first quarter ended March 31, 2002 compared to year ending December 31, 2001

Total current assets increased to $3,417,043 for the first quarter ended March 31, 2002 compared to $2,670,808 for the year ending December 31, 2001. Total assets increased to $5,097,336 for the first quarter ended March 31, 2002 compared to $4,057,916 for the year ending December 31, 2001. Total liabilities increased to $1,381,753 for the first quarter ended March 31, 2002 compared to $1,318,010 for the year ending December 31, 2001. Total stockholders' equity increased to $3,320,986 for the first quarter ended March 31, 2002 compared to $2,339,193 for the year ending December 31, 2001.

The increase in assets was mainly due to raising over $2,000,000. Commitments and contingencies of some $389,184 are from old outstanding accounts payable from the previous RealCold products and Nauticon operations. Management believes that these contingency debts will be written off over time.

During the three months ended March 31, 2002 the Company issued 1,221,600 shares of common stock for cash of $2,015,707; 30,000 shares of Company stock for compensation at the fair market value of the stock of $1.00 per share and an additional 165,955 shares of common stock were issued for services at the fair market value of the stock of $1.14 per share. During the three months ended March 31, 2002 the Company has not had any option activity

Liquidity and Capital Resources: At March 31, 2002, the Company's working capital increased to $2,035,290 compared to $1,352,798 at December 31, 2001. The increase in cash was primarily attributable to equity capital from the sale the Company's stock.

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company. At March 31, 2002, intangible assets comprise one third of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur. Management believes that its working capital is sufficient to support its current operations and growth plans for 2002.

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        For the period ending March 31, 2002

PART  11.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

          None

ITEM  2.     CHANGES  IN  SECURITIES

          None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          None.
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.     OTHER  INFORMATION.

          None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          8-K  filed  April  5,  2002  - Subsequent event, Alturdyne acquisition

                      POWERCOLD CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        For the period ending March 31, 2002


SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POWERCOLD  CORPORATION




/s/ FRANCIS  L.  SIMOLA
-------------------------------------
FRANCIS L. SIMOLA, PRESIDENT AND CEO

DATE:  MAY  13,  2002