Form 10-Q
period 2002-06-30
POWERCOLD CORP
filed 2002-08-20
CIK 827055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 830 -779-5223
                        (Registrant's telephone number)


 Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.    (X) Yes  ( ) No

 Indicate the number of shares outstanding of the Registrant's Common Stock, par value $0.001 - 17,631,808 shares outstanding at June 30, 2002.

                             POWERCOLD CORPORATION
                               AND SUBSIDIARIES

                                     INDEX


                                                                     PAGE

PART I.    FINANCIAL INFORMATION

     ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

             Accountants Review Report                                   4

             Consolidated Balance Sheets                                 5

             Consolidated Statement of Operations - Three Months         6

             Consolidated Statement of Operations - Six Months           7

             Consolidated Statement of Stockholders' Equity              8

             Consolidated Statement of Cash Flows                        10

             Notes to Consolidated Financial Statements                  12

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.              33

PART II.   OTHER INFORMATION                                             39

     ITEM 1. LEGAL PROCEEDINGS.

     ITEM 2. CHANGES IN SECURITIES.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM 5. OTHER INFORMATION.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             SIGNATURES                                                 40

                             POWERCOLD CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002






                             WILLIAMS & WEBSTER PS
                         CERTIFIED PUBLIC ACCOUNTANTS
                       BANK OF AMERICA FINANCIAL CENTER
                          W 601 RIVERSIDE, SUITE 1940
                               SPOKANE, WA 99201
                                (509) 838-5111






                             POWERCOLD CORPORATION
                               TABLE OF CONTENTS
                                 June 30, 2002



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

To the Board of Directors
PowerCold Corporation
Cibolo, Texas

                          ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying consolidated balance sheet of PowerCold Corporation as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2002, 2001, and 2000. All information included in these financial statements is the representation of the management of PowerCold Corporation.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

August 15, 2002

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                               June 30,            December31,
                                                                2002           2001           2000
                                                              Unaudited      Restated       Restated
                                                            -------------  -------------  -------------
ASSETS
  CURRENT ASSETS
        Cash                                                $    517,017   $    290,174   $    106,864
        Trade accounts receivable, net of allowance              508,003        173,769         38,665
        Receivables from related parties                             -            1,686            -
        Loan receivable, Alturdyne                               400,000            -              -
        Inventory                                                280,125        241,853        241,272
        Prepaid expenses                                          13,125         22,500        307,500
                                                            -------------  -------------  -------------
               Total Current Assets                            1,718,270        729,982        694,301
                                                            -------------  -------------  -------------

        Property and equipment, net                              140,230         41,113         19,499
        Patent rights and related technology, net                344,336        382,108        459,343
        Goodwill, net                                             16,866         16,866         27,392
        Securities available for sale                            601,400        970,000            -
        Deposits and prepaid rent                                  4,125          9,645          7,705
                                                            -------------  -------------  -------------
        Net assets from discontinued operations                      -          689,810        572,620
                                                            -------------  -------------  -------------
                 TOTAL ASSETS                               $  2,825,227   $  2,839,524   $  1,780,860
                                                            =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
        Accounts payable and accrued expenses               $    420,576   $    232,204   $  177,725
        Account payable - related party                              -              -         10,567
        Commissions and royalty payable                           55,067         55,067       42,240
        Advances from affiliate                                      -              -         73,636
        Notes payable                                             31,824         36,329       43,328
        Current portion of capital lease payable                   3,018          3,018        3,419
                                                            -------------  -------------  -------------
            Total Current Liabilities                            510,485        326,618        350,915

   CAPITAL LEASE PAYABLE, net of current portion                  2,404          5,413          6,826

    COMMITMENTS AND CONTINGENCIES                                153,204        168,300        168,300

    STOCKHOLDERS'     EQUITY
        Convertible preferred stock, Series A, $0.001
            par value; 5,000,000 shares authorized, 0
            shares issued and outstanding, respectively              -              -              -

        Common stock, $0.001 par value; 200,000,000
            shares authorized, 17,631,807, 16,027,882 and
            12,669,383, shares issued and outstanding
            respectively                                          17,631         16,027         12,669
        Additional paid-in capital                            12,661,963     10,210,665      8,243,227

        Stock options and warrants                               384,040        471,980            -
        Accumulated deficit                                  (11,505,900)    (9,329,479)    (7,001,077)
        Accumulated other comprehensive income                   601,400        970,000            -
                                                            -------------  -------------  -------------
                                                               2,159,134      2,339,193      1,254,819
                                                            -------------  -------------  -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  2,825,227   $  2,839,524   $  1,780,860
                                                            =============  =============  =============








See accompanying notes and accountant's review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                   Three Months Ended June 30,
                                            -----------------------------------------
                                                2002           2001         2000
                                                            (Restated)   (Restated)
                                              Unaudited      Unaudited    Unaudited
                                            -------------  ------------  ------------
REVENUES
  Product sales                            $     475,702   $   109,241   $    63,818
  Services                                        20,038        24,747           -
                                            -------------  ------------  ------------
  Total Revenues                                 495,740       133,988        63,818
                                            -------------  ------------  ------------
COST OF REVENUES                                 323,880        92,110        40,754
                                            -------------  ------------  ------------
GROSS PROFIT (LOSS)                              171,860        41,878        23,064
                                            -------------  ------------  ------------

OPERATING EXPENSES
  Sales and marketing                             86,012       499,785           -
  General and administrative                     756,390       187,478        96,146
  Depreciation and amortization                    7,140        37,836        15,863
                                            -------------  ------------  ------------
  Total Operating Expenses                       849,542       725,099       112,009
                                            -------------  ------------  ------------

LOSS FROM OPERATIONS                            (677,682)     (683,221)      (88,945)
OTHER INCOME (EXPENSES)
  Other income                                     3,495           -             -
  Interest income                                    472         1,197           -
  Interest and financing expense                  (3,052)          108          (667)
                                            -------------  ------------  ------------
  Total Other Income (Expenses)                      915         1,305          (667)
                                            -------------  ------------  ------------

LOSS BEFORE INCOME TAX                          (678,597)     (681,916)      (89,612)

INCOME TAX EXPENSE                                   -             -         (52,222)
                                            -------------  ------------  ------------
Net loss from continuing operations             (678,597)     (681,916)     (141,834)
Loss from discontinued operations               (659,461)      (25,630)      (53,952)
                                            -------------  ------------  ------------
NET LOSS                                      (1,338,058)     (707,546)     (195,786)
                                            -------------  ------------  ------------

OTHER COMPREHENSIVE INCOME
  Unrealized gain on investments                (368,600)    1,455,000           -
                                            -------------  ------------  ------------

COMPREHENSIVE LOSS                          $ (1,706,658)  $    39,908   $  (391,572)
                                            =============  ============  ============

LOSS PER COMMON SHARE, BASIC AND DILUTED,
  CONTINUING OPERATIONS                     $      (0.04)  $     (0.05)  $     (0.01)
                                            =============  ============  ============

LOSS PER COMMON SHARE, BASIC AND DILUTED,
DISCONTINUED OPERATIONS                     $      (0.04)  $        Nil   $    (0.01)
                                            =============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED              16,281,220    13,560,305    10,273,012
                                            =============  ============  ============








See accompanying notes and accountant's review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                    Six Months Ended June 30,
                                            -----------------------------------------
                                                2002           2001         2000
                                                            (Restated)   (Restated)
                                              Unaudited      Unaudited    Unaudited
                                            -------------  ------------  ------------
REVENUES
  Product sales                             $    803,289   $   356,245   $    92,526
  Services                                        43,201        67,853        14,190
                                            -------------  ------------  ------------
    Total Revenues                               846,490       424,098       106,716

COST OF REVENUES                                 611,010       241,801        85,575
                                            -------------  ------------  ------------
GROSS PROFIT (LOSS)                              235,480       182,297        21,141
                                            -------------  ------------  ------------
OPERATING EXPENSES
  Sales and marketing                            138,286       630,501           -
  General and administrative                   1,564,204       467,244       337,546
  Depreciation and amortization                   44,175        60,981        49,058
                                            -------------  ------------  ------------
  Total Operating Expenses                     1,746,665     1,158,726       386,604
                                            -------------  ------------  ------------

LOSS FROM OPERATIONS                          (1,511,185)     (976,429)     (365,463)

OTHER INCOME (EXPENSES)
  Royalty income                                   3,495        44,785           -
  Interest income                                  2,044         3,193           -
  Interest and financing expense                  (3,052)      (55,726)      (11,984)
  Other expenses                                     -             -          (1,322)
                                            -------------  ------------  ------------
  Total Other Income (Expenses)                    2,487        (7,748)      (13,306)
                                            -------------  ------------  ------------

LOSS BEFORE INCOME TAX                        (1,508,698)     (984,177)     (378,769)

INCOME TAX EXPENSE                                   -             -         (52,222)
                                            -------------  ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS           (1,508,698)     (984,177)     (430,991)
LOSS FROM DISCONTINUED OPERATIONS               (667,723)      (51,259)     (107,904)
                                            -------------  ------------  ------------
NET LOSS                                      (2,176,421)   (1,035,436)     (538,895)

OTHER COMPREHENSIVE INCOME
  Unrealized gain on investments                (368,600)    1,455,000           -
                                            -------------  ------------  ------------

COMPREHENSIVE LOSS                          $ (2,545,021)  $   419,564   $  (538,895)
                                            =============  ============  ============

LOSS PER COMMON SHARE, BASIC AND DILUTED,
CONTINUING OPERATIONS                       $      (0.09)  $     (0.07)  $     (0.04)
                                            =============  ============  ============

LOSS PER COMMON SHARE, BASIC AND DILUTED,
DISCONTINUED OPERATIONS                     $      (0.04)  $       Nil   $     (0.01)
                                            =============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED              16,268,893    13,259,614    10,186,853
                                            =============  ============  ============




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

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Accum-
                                                                                                          ulated
                         Preferred Stock          Common Stock                               Stock       Other       Total
                     ------------------------ ---------------------- Additional  Accum-      Options     Comphre-    Stock-
                     Number of                Number of              Paid-in      ulated     and          hensive     holders'
                     Shares      Amount       Shares     Amount      Capital     Deficit     Warrants    Income      Equity
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Common stock issued
 for services at
 $0.59 per share             -           -        42,500         43      24,958         -           -           -        25,000
Common stock issued
 for consulting
 services at $0.50
 per  share                  -           -       230,000        230     114,770         -           -           -       115,000
Common stock issued
 for conversion of
 debt at $0.61
 per  share                  -           -       372,081        372     207,128         -           -           -       207,500
Common stock issued
 as pre payament of
 rent at $0.50
 per  share                  -           -        45,000         45      22,455         -           -           -        22,500
Common stock issued
 as interest and
 financing expense
 at $0.50 per share          -           -       240,419        240     122,010         -           -           -       122,250
Common stock issued
 as compensation at
 $0.50 per share             -           -       113,000        113      56,387         -           -           -        56,500
Common stock issued
 for payment of
 accounts payable at
 $0.75 per share             -           -        35,000         35      26,383         -           -           -        26,418
Common stock and
 options issued for
 acquisition of PSI
 at $2.16 per share          -           -        50,000         50     108,450         -        66,500         -       175,000
Common stock: 2,144,820
 shares issued with
 603,083 attached
 warrants for cash
 at $0.86 per share
 and 85,679 shares
 valued at $1.73 per
 share as issuing
 costs less total
 issuing costs of
 $296,142                    -           -     2,230,499      2,230   1,284,898         -       405,480         -     1,692,608
Other comprehensive
 income                      -           -           -          -           -           -           -       970,000     970,000
Net loss,
 December 31, 2001           -           -           -          -           -    (2,328,402)        -           -    (2,328,402)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance,
 December 31, 2001           -   $       -    16,027,882 $    16,027 $10,210,665 $(9,329,479)$  471,980  $  970,000  $2,341,443
Common stock issued
 for cash at $1.63
 per share less
 $4,642 for cost
 of insurance                -           -     1,284,970       1,285   2,097,877         -          -           -     2,099,162
Common stock issued
 as compensation
 at $1.00 per share          -           -        30,000          30      29,970         -          -           -        30,000
Common stock issued
 for services at
 $1.06  per share            -           -       356,955         357     378,393         -          -           -       378,750
Warrants exercised
 at $1.00 per share          -           -        32,000          32      53,408         -      (21,440)        -        32,000
Rescind common stock
 for failure to
 perform                     -           -       (50,000)        (50)         50         -          -           -           -
Rescind common stock
 and options for
 acquisition of PSI          -           -       (50,000)        (50)   (108,400)        -      (66,500)        -      (174,950)
Other comprehensive
 income (loss)               -           -           -           -           -           -          -      (368,600)   (368,600)
Net loss,
 June 30, 2002               -           -           -           -           -    (2,176,421)       -           -    (2,176,421)
                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, June 30, 2002       -   $       -    17,631,807 $    17,631 $12,661,963 $(11,505,900)$  384,040 $   601,400 $2,159,134
(unaudited)          =========== =========== =========== =========== =========== =========== =========== =========== ===========

See accompanying notes and accountants' review report.
POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30,
                                            -----------------------------------------
                                                2002           2001         2000
                                                            (Restated)   (Restated)
                                              Unaudited      Unaudited    Unaudited
                                            -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $ (2,176,421)  $(1,035,436)  $  (538,895)
Discontinued operations                          667,723        51,259       107,904
                                            -------------  ------------  ------------
                                              (1,508,698)     (984,177)     (430,991)
                                            -------------  ------------  ------------
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                 44,715        60,982        20,496
    Issuance of common stock for services        378,750       207,500       139,065
    Issunace of common stock for current debt        -          26,418           -
    Issuance of common stock for compensation     30,000           -             -
    Issuance of common stock for interest
      and financing                                  -          54,000           -
  (Increase) decrease in assets:
    Accounts receivable                          586,916       (54,595)       69,932
    Receivable from related party                  1,686           -             -
    Inventories                                  (38,272)       18,600           -
    Prepaid expenses                               9,375        77,893           -
    Refundable income taxes                          -             -          52,222
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses       (619,724)         (872)     (122,511)
    Accounts payable, related party                  -           1,705        (1,312)
    Commitments and contingencies                (15,096)          -             -
    Deferred revenue                                 -          80,900           -
    Commissions payable                              -          20,363           -
                                            -------------  ------------  ------------
Net cash used in operating activities         (1,130,348)     (491,283)     (273,099)
                                            -------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                         5,520        (1,265)          -
  Purchase of property and equipment              (7,234)       (7,838)          -
  Loans to Alturdyne, Inc.                      (400,000)          -             -
  Payment on capital lease                        (3,009)          -             -
  Proceeds from advances from affilate               -             -             -
  Investment in discontinued operations         (364,743)      (54,713)      (61,607)
                                            -------------  ------------  ------------
Net cash provided by (used in investing
  activities                                    (769,466)      (63,816)      (61,607)
                                            -------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                -          (1,351)          -
  Proceeds from issuance of shares under
     private placement                         2,131,162       337,500       451,000
  Repayment of borrowings                         (4,505)       (2,783)          -
  Proceeds from borrowing                            -         165,000           -
  Proceeds from advance from affiliate               -         127,500        26,616
  Repayment of short-term borrowings,
    affiliate                                        -        (137,196)          -
                                            -------------  ------------  ------------
Net cash provided by financing activities      2,126,657       488,670       477,616
                                            -------------  ------------  ------------

Net increase (decrease) in case                  226,843       (66,429)      142,910

Cash at beginning of year                        290,174       106,864        14,464
                                            -------------  ------------  ------------
Cash at end of year                         $    517,017   $    40,435   $   157,374
                                            =============  ============  ============



See accompanying notes and accountants' review report.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30,
                                            -----------------------------------------
                                                2002           2001         2000
                                                            (Restated)   (Restated)
                                              Unaudited      Unaudited    Unaudited
                                            -------------  ------------  ------------

Supplemental cash flow
information:
        Interest paid                        $       -     $    12,726   $    11,984
        Income taxes paid                    $       -     $       -     $       -

NON-CASH TRANSACTIONS:
        Unrealized gain (loss) on securities $  (368,600)  $ 1,455,000   $       -
        available for sale
        Issuance of common stock as
          prepayment for consulting services $             $    85,000   $   139,065
        Issuance of common stock for
          services and compensation          $   408,750   $   122,500   $       -
        and compensation
        Issuance of common stock for
          payment of accounts payable        $       -     $    26,418   $       -
        Issuance of common stock for
           payment of interest and
           financing expenses                $       -     $    54,000   $       -
        financing expenses
        Issuance of common stock as stock
           offering costs                    $       -     $    65,625   $       -
        Issuance of common stock for
           prepaid rent                      $       -     $    22,500   $       -







































See accompanying notes and accountants' review report.

                            POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

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

On August 4, 1995, the Company acquired Nauticon, Inc., including its related technology and assets for 900,000 shares and 300,000 options (expired July 31, 2000) of the Company's stock. The assets currently include U.S. Patent No. 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and U.S. Patent No. 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit. During the six months ended June 30 2002, Nauticon's assets, liabilities and operations have been absorbed into PowerCold Products, Inc., the Company's wholly owned subsidiary.

On May 18, 1998, the Company incorporated a wholly owned subsidiary, Channel Freeze Technologies, Inc., to acquire intellectual property rights of Channel Ice Technologies. The Company has produced its first unit with this technology (see Note 17) and is awaiting its sale. During the six months ended June 30, 2002 the Company has disposed of Channel Freeze. See Note 18.

The Company  formed Alturdyne Energy Systems, Inc. in September 1999 to support
the natural gas  engine  driven  water  chiller  business.   Subsequent  to its
formation, the entity has been essentially dormant.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

On December 1, 2001, Powercold acquired all of the common stock of Power Sources, Inc. (hereinafter "PSI"), a newly formed entity engaged in the development and marketing of cogeneration systems technology. During the six months ended June 30, 2002 the Company also disposed of PSI. See Note 5.

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

Accounting Methods
The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Interim Financial Statements
The interim financial statements for the period ended June 30, 2002 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 13.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories
Inventories are stated at the lower of cost or market on a first-in, first-out basis. See Note 6.

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to related party, trade accounts receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2002

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 130"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (continued)
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property and Equipment
Property and equipment  are  stated  at  cost.   Depreciation  of  property and
equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 7.

Concentration of Credit Risk
The Company maintains its cash in several commercial accounts at major financial institutions. At December 31, 2001, the Company's cash balance, in two accounts, exceeded Federal Deposit Insurance Corporation (FDIC) limits by $24,824 and $54,568. At June 30, 2002, the Company's cash balance exceeded FDIC limits by $428,961.

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill was amortized on a straight-line basis over 10 years through December 31, 2001. At January 1, 2002 the Company adopted SFAS 142 which eliminates amortization of good will. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Revenue Recognition
The Company recognizes revenue from product sales upon shipment to the customer. Service revenue is recognized when services are performed and billable.

Bad Debts
The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product Warranties
The Company sold the majority of its  products to consumers along with one-year
unconditional repair or replacement warranties.   Warranty  expense is included
in cost of sales.

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

Compensated Absences
Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors. The Company accrues vacation expense throughout the year and, if employees do not utilize their allotment, the Company will cash out all unused pay on the last calendar day of the year.

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

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Securities
Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Trading securities are reported at fair value, with changes in fair value included in earnings. Available for sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity. Held-to-maturity securities are reported at amortized cost. Gains and losses on the sale of securities are determined using the specific identification method. For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred. Market value is determined based on quoted market prices. At June 30, 2002, all of the Company's investment securities were classified as available for sale. See
Note 8.

Earnings Per Share
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there are common stock equivalents outstanding, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive for the periods presented.

Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined there will be no effects of adopting this Statement on the financial position or results of operations at June 30, 2002 and the years ended December 31, 2001 and 2000.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Pronouncements (continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144, which did not have a material impact on the financial statements of the Company at December 31, 2001 or at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143, which did not have a material impact on the financial statements of the Company at December 31, 2001 or at June 30, 2002.

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

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Pronouncements (continued)
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Shipping and Handling Fees and Costs
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $19,489 and $16,955 in fiscal 2001 and 2000, respectively. All amounts in the accompanying consolidated statements of operations and comprehensive loss have been reclassified to reflect this adoption


NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has, however, sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. At June 30, 2002, property, equipment and other intangibles and non-current assets comprise a material portion of the Company's assets. The recovery upon these assets is dependent upon achieving profitable operations. The ultimate outcome of these uncertainties cannot presently be determined. Management is actively seeking additional equity financing. Additionally, management believes that prior acquisitions and the acquisition of Power Sources, Inc. technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations. Management believes that actions presently being taken to obtain additional equity financing and increase sales provide the opportunity to continue as a going concern.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



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


NOTE 5 - ACQUISITIONS

Acquisition of Power Sources, Inc.
On December 1, 2001, PowerCold acquired all of Power Sources, Inc. (hereinafter "PSI"), a privately held firm engaged in the developing and marketing of cogeneration systems technology. PSI was a wholly owned subsidiary of Utility Metal Research Corp. (UMRI). The business activity of PSI had previously been part of the activities of UMRI.

In the acquisition, PowerCold agreed to issue over a two-year period a total of 150,000 shares of PowerCold common stock and 150,000 common stock options to UMRI. At December 31, 2001, the Company had issued 50,000 shares of its common stock (valued at $108,500) and 50,000 of its common stock options (valued at $66,500) to PSI, and had recorded a commitment of $227,000 for the future issuance of the remaining stock and options. This acquisition was accounted for under the purchase method of accounting.

Acquired in the transaction were trade receivables of $921,050, which were December 31, 2001 revenues, with $721,392 accounts payable attached and contracts in place of $331,175 with $281,499 accounts payable attached. The Company also acquired technology rights valued at $222,666. The assets and liabilities of PSI had been transferred to PSI by UMRI upon the creation of PSI. PSI had no substantial operations prior to PowerCold's acquisition in the month of December 2001.

During the six months ended June 30, 2002 the Company has disposed of PSI. The acquired assets and liabilities have been returned to UMRI. The stock and options given in exchange for the acquisition have been rescinded. The Company has recorded a net gain on disposition of $45,000 which has been netted in the loss from discontinued operations with the operating losses from this activity.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 5 - ACQUISITIONS (CONTINUED)

Acquisition of Heating and Air Conditioning System Technology
On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. In this transaction, the Company paid $65,000 cash, assumed two lines of credit (see Note 10), forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock (see Note 12), granted 150,000 of stock options at $1.00 per share (see Note 13), and agreed to the payment of royalties at no more than $3,000 per month for one year. In addition, the Company hired the seller of the technology for an annual salary of $70,000, with annual renewals, based upon performance as defined within the purchase agreement. This technology was then placed into a newly formed, wholly-owned subsidiary of the Company, Ultimate Comfort Systems.

Acquisition of Rotary Power Enterprise, Inc.
Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc. Rotary Power Enterprise, Inc. was formed during 1998 for the purpose of developing a new product line for PowerCold. Rotary Power has been absorbed into PowerCold Corporation at June 30, 2002.


NOTE 6 - INVENTORY

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at June 30, 2002, December 31, 2001 and 2000 consist of the following:

                          June 30, 2002   December 31, 2001  December 31, 2000
                          --------------  -----------------  -----------------
Materials inventory       $     171,704   $        133,432   $        132,851
Finished goods inventory        108,421            108,421            108,421
                          --------------  -----------------  -----------------
                          $     280,125   $        241,853   $        241,272
                          ==============  =================  =================

Finished goods inventory consists of the specialized quick-freezing unit of the Company's Channel Freeze Technology, Inc. subsidiary., and held as of June 30, 2002 by PowerCold Products, Inc.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002



NOTE 7 - PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment is summarized as follows:


                           June 30, 2002   December 31, 2001  December 31, 2000
                           --------------  -----------------  -----------------
Machinery and equipment    $     141,653   $         37,158   $         31,342
Prototypes and molds              71,030             71,030             71,030
Furniture and fixtures            30,480             30,480              7,614
Total Property and
  Equipment                      243,163            138,668            109,986
Less: Accumulated
   Depreciation                  102,933             97,555             90,487
                           --------------  -----------------  -----------------
Net Property and Equipment $     140,230   $         41,113   $         19,499
                           ==============  =================  =================

Depreciation expense for the six months ended June 30, 2002 and the years ended December 31, 2001 and 2000 was $5,378, $7,068 and $4,616, respectively.

The Company's intangible assets are summarized as follows:


                           June 30, 2002   December 31, 2001  December 31, 2000
                           --------------  -----------------  -----------------
Patents and related
  technology               $     822,867   $        822,867   $        822,867
Goodwill                         105,269            105,269            105,269
Total Intangibles                928,136            928,136            928,136
Less:  Accumulated
  Amortization                   566,934            529,162            441,401
                           --------------  -----------------  -----------------
Net Intangibles            $     361,202   $        398,974   $        486,735
                           ==============  =================  =================

Amortization expense for the six months ended June 30, 2002 and years ended December 31, 2001 and 2000 was $39,337, $87,761 and $119,550, respectively.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



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

During 2001, the Company's investment in RPI decreased to less than 20% of RPI's stock outstanding. In view of the changed circumstances, the Company's management elected to recognize its investment in RPI as available-for-sale securities. As of December 31, 2001, the fair market value of these securities was $970,000 at June 30, 2002 the fair market value of the securities was reduced to $601,400, which has been recognized as other comprehensive income in accordance with SFAS No. 115.


NOTE 9 - LOAN RECEIVABLE

During the six months ended June 30, 2002, the Company loaned Alturdyne, Inc., a privately held firm, $400,000, and the Company signed a letter of intent to acquire Alturdyne, Inc. Subsequent to June 30, 2002 the Company withdrew its offer to acquire Alterdyne, Inc.


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

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



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

During the six months ended June 30, 2002 the Company issued 1,316,970 shares of common stock for cash of $2,131,162 of which 32,000 warrents were exercised at $1.07 per share. 30,000 shares of Company stock for compensation at the fair market value of the stock of $1.00 per share and an additional 356,955 shares of common stock were issued for services at the fair market value of the stock of $1.14 per share.

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

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



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

In addition 50,000 shares of common stock were rescinded for failure to perform services and 50,000 share of common stock and 50,000 common stock option were returned and cancelled by the Company when PSI was disposed of and returned to UMRI. See Note 5.


NOTE 13 - STOCK-BASED COMPENSATION AND STOCK OPTIONS

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

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 13 - STOCK-BASED COMPENSATION AND STOCK OPTIONS (CONTINUED)

Pro forma net loss and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 are as follows:

                                                  Year Ended December 31,
                                                  --------------------------------
                                                        2001            2000
                                                  ---------------  ---------------
Net loss as reported                              $   (2,328,402)  $   (1,319,195)
Adjustment required by SFAS 123
                                                        (345,277)        (287,273)
Pro forma net loss                                $   (2,673,679)  $   (1,606,468)
Pro forma net loss per share, Basic and diluted   $        (0.18)  $        (0.16)

                                      Number of                Weighted Average
                                      Shares Under Option      Exercise Price
                                      --------------------     -----------------
Outstanding, January 1, 2000                    2,947,558      $        1.01
   Granted                                      1,000,000               0.77
   Exercised                                     (450,000)              0.50
   Forfeited                                          -                   -
   Expired                                       (700,000)              2.29
                                      --------------------     -----------------
Outstanding, December 31, 2000                  2,797,558               0.74
                                      ====================
Exercisable, December 31, 2000                  2,797,558               0.74
                                      ====================
Outstanding January 1, 2001                     2,797,558               0.74
   Granted                                        895,000               0.96
   Exercised                                          -                   -
   Forfeited                                          -                   -
   Expired                                            -                   -
                                      --------------------     -----------------
Outstanding December 31, 2001                   3,692,558               0.84
                                      ====================
   Rescinded                                      (50,000)              0.96
   Granted                                        150,000               1.00
                                      ====================
Outstanding at June 30, 2002                    3,792,558                .86
                                      --------------------     -----------------
Exercisable at June 30, 2002                    3,642,558                .83
                                      ====================

Weighted average fair value  of options granted during 2002 $    1.14
                                                            =========

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 13 - STOCK-BASED COMPENSATION AND STOCK OPTIONS (CONTINUED)

The options granted at January 1, 2002 vest at 50,000 shares each year on January 1, 2003, 2004 and 2005.

At June 30, 2002, exercise prices for outstanding options ranged from $0.50 to $1.36. The weighted average contractual life remaining of such options was 2.7 years.

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


NOTE 14 - REPORTABLE SEGMENTS

PowerCold currently has seven reportable segments: Nauticon Inc., PowerCold Products (formerly known as RealCold Products, Inc.,) Technicold Services, Inc., Rotary Power Enterprise, Inc., Channel Freeze Technologies, Inc., Ultimate Comfort Systems, Inc. and Power Sources, Inc. Nauticon Inc. offers a product line of evaporative heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration technicians and supervisors. RealCold Products, Inc. designs and produces unique products for the refrigeration industry. Rotary Power Enterprise, Inc. provides customized rotary engines to power a variety of chiller and refrigeration systems. Channel Freeze Technologies, Inc. generates revenue through the manufacture and sale of bulk freezing systems. Ultimate Comfort Systems, Inc. holds the technology rights, patent rights and license agreement for an integrated piping technology for heating and air conditioning systems. Ultimate Comfort Systems, Inc. also provides consulting services related to this technology. Power Sources, Inc. (PSI) holds the technology rights to design and engineer cogeneration systems that use engine driven generators to produce both electrical and thermal energy. PSI will also package and market this technology.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 14 - REPORTABLE SEGMENTS (CONTINUED)

Segment information (after intercompany eliminations) for the six months ended June 30, 2002 and the years ended December 31, 2001, and 2000 are as follows:

                                                   June 30,      December 31,     December 31,
                                                     2002            2001             2000
                                               ---------------  ---------------  ---------------
Revenues:
  Ultimate Comfort Systems, Inc.               $      396,310   $      282,733   $          -
  PowerCold Products, Inc.                            406,739          531,605          312,865
  Technicold Services, Inc.                            43,801           67,751           82,175
  Rotary Power Enterprise, Inc.                             -              -                -
  Power Sources, Inc.                                       -              -                -
  Corporate                                                 -              -                -
                                               ---------------  ---------------  ---------------
TOTAL REVENUES                                 $      846,490   $      882,089   $      395,040
  Operating income (loss):
  Ultimate Comfort Systems, Inc.               $     (53,772)   $     (209,908)  $          -
  PowerCold Products, Inc.                        (1,860,041)       (1,016,673)        (537,475)
  Technicold Services, Inc.                              (44)            7,295         (109,771)
  Corporate                                         (262,564)       (1,040,716)        (764,408)
                                               ---------------  ---------------  ---------------
TOTAL OPERATING LOSS                           $  (2,176,421)   $   (2,260,002)  $   (1,411,654)
Identifiable assets:
   Ultimate Comfort Systems, Inc.              $     144,781    $      150,429   $      152,415
   PowerCold Products, Inc.                          478,292           336,398          132,371
   Technicold Services, Inc.                          24,819            26,318          120,833
   Corporate                                       2,490,299         2,086,526        1,094,866
                                               ---------------  ---------------  ---------------
     TOTAL IDENTIFIABLE ASSETS                 $   2,841,931    $    2,839,524   $    1,780,860
Depreciation and amortization:
   Ultimate Comfort Systems, Inc.              $       4,590   $        10,593   $          -
   PowerCold Products, Inc.                           33,876            56,902           83,946
   Technicold Services, Inc.                           5,803            26,804           12,090
   Corporate                                             446               -             28,130
                                               ---------------  ---------------  ---------------
  TOTAL DEPRECIATION AND AMORTIZATION          $      44,715    $       94,829   $      124,166
                                               ===============  ===============  ===============

All of the Company's assets are held within the United States.

PowerCold's reportable segments are strategic business units that offer different products or services. They are managed separately because each business requires different technology and marketing strategies.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

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

At December 31, 2001, the Company had net deferred tax assets of $1,380,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

The Company incurred accumulated net operating losses for income tax purposes of approximately $3,400,000 for the year ended December 31, 2000. At December 31, 2001, the Company's net operating losses increased by approximately $2,200,000. At June 30, 2002, the Company's net operating losses increased by approximately $1,300,000. The Company's net operating loss carryforwards for income tax purposes are approximately $6,900,000, which will expire on various dates through the year 2021.

The Company recorded approximately $400,000 and $341,000 paid by the issuance of common stock for expenses in the six months ended June 30, 2002 and the year ended December 31, 2001, respectively.

NOTE 16 - LEASES

Capital Lease
In 1999, the Company acquired a forklift, which was financed through a capital lease. This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004. Aggregate yearly maturities of this capital lease for the years after June 30, 2002 are as follows:

  Year Ending
  December 31,       Amount
  -------------   -----------
      2002        $    1,509
      2003             3,298
      2004               615
                  -----------
           Total  $    5,422
                  ===========

Operating Leases
The Company leases sales offices and plant space in LaVernia, Texas under an operating lease agreement, which expires March 30, 2004. Total rent expense for the six months ended June 30, 2002 was $18,000 and for the year ended December 31, 2001 was $89,999.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 16 - LEASES (CONTINUED)

The Company's subsidiary, Technicold Services, Inc. has a one year lease for office space in San Antonio, Texas. The rent is $675 per month and the lease expires September 30, 2002.

Future minimum rental commitments are as follows:


  Year Ending        Amount
  December 31,
  -------------   ----------
      2002        $  20,025
      2003           36,000
      2004           12,000
                  ----------
           Total  $  68,025
                  ==========

NOTE 17 - LITIGATION

On August 31, 2000, Nauticon Inc. and its former president agreed upon a full and final settlement of a lawsuit. This settlement resulted in a gain for the Company of $88,600 which was recorded as other income.

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

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002


NOTE 18 -SUBSIDIARY - CHANNEL FREEZE TECHNOLOGIES, INC. (CONTINUED)

The Company has disposed of CFTI. The remaining liability of $200,000 has been recorded as part of a loss from discontinued operations. There is no remaining obligations for common stock or common stock options.

Also, as part of the purchase agreement, CFTI has agreed to additional compensation to SIR by payment of either a 10% net fee payment or a 13% net sales fee payment. Ten percent net fee payments are payments of 10% of the net gross invoice price on all Channel Ice Technology Units sold to distributors. Thirteen percent net fee payments are payments of 13% of the net gross invoice price on all Channel Ice Technology Units of direct sales to end users. At June 30, 2002 and at December 31, 2001 and 2000, no additional compensation was paid or owed to SIR in connection with this purchase agreement.

Since 1999, the Company has maintained its investment in CFTI as a wholly owned
subsidiary.   The  patent and intellectual property owned by the subsidiary  is consolidated with the Company's other activities.

The Company discontinued Channel Freeze Technologies, Inc. as an operating entity and negotiated with the previous owners of the related technology to return all assets as liabilities, except inventory. Inventory has a cost of $108,422. Since the Company is allocating all its resources into its current product line, management has decided there is limited synergy with the Channel Freeze technology and does not envision continuing development of these products.


NOTE 19 - COMMITMENTS AND CONTINGENCIES

Accounts Payable
The Company has trade accounts payable that date back to 1996. Management had tried to contact these vendors to arrange settlement agreements. Included in the caption Commitments and Contingencies on the Company's balance sheet are the balances in the aggregate amount of $153,204 from vendors that could not be contacted or did not respond to management's correspondence.

Royalty Agreement
See Note 5 regarding December 1, 2001 royalty agreement.

Additional Compensation
See Note 18 regarding potential payments to SIR.

                             POWERCOLD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 20 - SUBSEQUENT EVENT

Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (ABT), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings. ABT's assets are being transferred into PowerCold's wholly owned subsidiary Ultimate Comfort Systems.

In August 2002, Alturdyne, Inc. has granted the exclusive license to manufacture, package, market, develop and use the Licensed Technology and Licensed Intellectual Property in order to manufacture, package, market and install, develop, service and warranty the Technology for a period not to exceed ten years, unless otherwise extended.











































       v 32
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

GENERAL FINANCIAL ACTIVITY

POWERCOLD CORPORATION - A solution provider of energy efficient products for users of commercial heating, ventilating and air conditioning (HVAC) and refrigeration systems worldwide. The Company operates across many market sectors from large commercial refrigeration systems to small commercial air conditioning systems. The firm's focus is to give customers products and systems that allow them to benefit from current changes occurring in the
natural  gas  and  electrical  utility  marketplace.   Refrigeration   and  air
conditioning are the most energy intensive operations most business operators face. PowerCold has the opportunity to provide energy efficient products and systems that customers require, taking advantage of these industry changes, to improve profitability by reducing their operating costs.

Deregulation of the gas and electric utilities will provide continuing opportunities, creating new markets for more efficient HVAC and refrigeration systems. PowerCold has the products, experience and creative ability to package unique HVAC and refrigeration systems for this multi-billion dollar industry market. The Company has acquired synergistic businesses, and marketing alliances are being formed with major utility companies and established HVAC companies for these products and services.

The Company's business operations are supported  by a management team with over
(200) year's experience. The Company maintains administrative corporate offices in La Vernia, Texas, and Philadelphia, Pennsylvania. Engineering and manufacturing facilities are located in La Vernia, Texas.

The Company's mission is to be a solution provider of energy efficient products for the multi-billion dollar heating, ventilating and air conditioning, refrigeration and power industry. The Company's goal is to achieve profitable growth and increase shareholder value - providing unique superior products and services supported by experienced management.

The company reorganized into four wholly owned subsidiary companies, effective July 1, 2002: PowerCold Products, Inc., supporting all "Cold" related products, Ultimate Comfort Systems, Inc., supporting proprietary applications for heating, ventilating and air conditioning systems (HVAC), Alturdyne (AES) Energy Systems, Inc., supporting all "Power" related products, and Technicold Services, Inc. provides engineering consulting services to the air condition, refrigeration and power industries.

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

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recalculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities' needs to reduce power demand. PowerCold has invested over $1M in operating capital into the Nauticon product over the last few years. Initially major operating and legal expenses due to previous inept Nauticon management hindered sales and production. Therefore Nauticon did not meet its sales and revenue projections over the past few years. Subsequently during the past year the Nauticon product technology was greatly enhance from a single 40-ton evaporative condenser up to five multi-configured units producing up to 1,000 ton of air conditioning and other multi-unit chiller installations. Management believes that Nauticon evaporative condenser will meet its sales objectives in 2002. There are over 200 units installed in various commercial buildings.

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

Subsequent Event: Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (ABT), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning (HVAC) packages for standard-sized commercial buildings such as national chain businesses. ABT assets are being transferred into PowerCold's wholly owned subsidiary Ultimate Comfort Systems as an operating engineering division. This merger will give PowerCold a strong engineering and design staff with veteran technical and service personnel.

Applied Building Technology designs and supplies a complete HVAC system including equipment, controls, ductwork, fans, installation and warranty service. ABT also manufactures and sells desiccant latent air conditioners with its HVAC systems. ABT has offices in St. Petersburg, Florida and Philadelphia, PA. and manufacture representatives in Denver and Dallas.

ALTURDYNE (AES) ENERGY SYSTEMS, INC. - AES designs and markets cogeneration systems, which use engine-driven generators to produce both electricity and thermal power as a way of cutting power costs. Cogeneration systems, also known as distributed generation; use engine driven generators to produce both electric power and thermal energy. As a result of the acquisition, PowerCold will be able to offer customers complete self-contained heating/chilling units to reduce peak power requirements as well as the ability to self-generate all the power needed for a commercial building. Units range in size from 100 kilowatts to 2 megawatts. Customers can expect to reduce power or energy costs by 40% or more.

The Company has a Strategic Alliance with Alturdyne, Inc., a San Diego based company, for manufacturing and marketing of its respective products. Alturdyne is an innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven chillers. Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Their capabilities and experience in developing low cost, customer power packages that meet specific needs have established Alturdyne's excellent reputation in the industry. Alturdyne's added expertise is in the design and production of rotary engines.

On April 2, 2002, PowerCold Corporation signed a letter of intent to acquire Alturdyne, Inc. a manufacturer of diesel, natural gas, turbine and rotary generator sets. PowerCold expected to complete the acquisition by May 31, 2002 after a further detailed audit. The transaction, which would be non-dilutive for present shareholders, involved a combination of cash and stock. Under the proposed agreement, PowerCold would acquire all of Alturdyne's assets and intellectual property. Alturdyne would then operate as an independent wholly owned PowerCold subsidiary. Alturdyne sales during the past 10 years have been in the $6.5 million to $11 million range with seven profitable sales years including each of the last two years. Alturdyne has developed, packaged and installed over 4,000 engine power units around the world.

Subsequent Event: On August 2, 2002, PowerCold Corporation and Alturdyne, Inc. terminated their Letter of Intent. After thorough due diligence by the Registrant's independent auditors, both parties agreed that it was best not to proceed with the acquisition at this time.

PowerCold Corporation and Alturdyne, Inc. executed a Technology License Agreement on August 9, 2002. Alturdyne granted a Licensed Technology and Licensed Intellectual Property to PowerCold for Engine Driven Chillers and Rotary Engine Generator Sets. Engine Driven Chillers include standard and custom packaging of natural gas, electric and diesel-fueled Engine Driven
Chillers used for heating, ventilating and air-conditioning (HVAC) system applications. Rotary Engine Generator Sets include a family of Wankel, including Mazda Engine technology, type rotary internal combustion multi-rotor engines used for pumps, generator, compressors, and auxiliary power units applications.

Alturdyne, Inc. has granted the exclusive license and right to manufacture, package (e.g. such as assembling of third party products), market, develop, and use the Licensed Technology and Licensed Intellectual Property in order to manufacture, package, market and install, develop, service and warranty the Technology for a period not to exceed ten (10) years, unless otherwise extended.

TECHNICOLD SERVICES, INC. - offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. TSI also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors.

Effective as of June 30, 2002, the Registrant dissolved four of its wholly owned operating companies: Nauticon, Inc., Channel Freeze Technologies, Inc., Rotary Power Enterprise, Inc. and Power Sources, Inc.

Nauticon, Inc. has been dissolved as a corporate entity, and all assets including the Nauticon and EV-Chiller product line have been transferred to PowerCold Products, Inc., which will manufacture and market all related Nauticon products.

Channel Freeze Technologies, Inc. has been dissolved as a corporate entity, and the technology has been transferred back to the original owners. The Registrant is allocating all its resources into its current product line's, therefore, management decided there was no current synergy for the Channel Freeze technology and does not foresee the technology in the Registrant's future business plans.

Power Sources, Inc. has been dissolved as a corporate entity, and the Registrant has formed a new wholly owned subsidiary, Alturdyne (AES) Energy Systems, to market all the Registrants power related products, including cogeneration, Combined Heat and Power (CHP), natural gas rotary power engines and micro rotary generator sets. The restructure will provide greater revenue and profits for the cogeneration business, by facilitating maximum flexibility with equipment and construction vendors, and by supporting design, engineering and installation projects.

The Registrant terminated by mutual agreement all contracts with Utility Metal Research, Inc. ("UMRI") and transferred all open contracts through May 31, 2002 back to UMRI without penalty.

Rotary Power Enterprise, Inc. has been dissolved as a corporate entity, and all assets have been transferred to Alturdyne (AES) Energy Systems, Inc., which will market the natural gas rotary power engine products.

RESULTS OF OPERATIONS

THE COMPANY'S CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2002 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2001:

Revenue for the six months period ended June 30, 2002 increased 100% to $846,490 from $424,098 for the same period ended June 30, 2001. Revenue for the three months period ended June 30, 2002 was $475,702 for product sales and $20,038 for services.

Gross operating margins for the six months period ended June 30, 2002 increased to 27.8% from 5.9% for the year ended December 31, 2001. Gross Profit for the six months period ended June 30, 2002 increased to $235,480 compared to $182,297 for the six months ended June 30, 2001. Gross Profit for the three months period ended June 30, 2002 was $171,860 or 34.6% of revenue.

Current revenue backlog pending some final purchase orders was some $2,156,861, and current work-in-process was $869,115, as of July 31, 2002. The first half of 2002 has brought rapidly increasing orders for the Company's energy saving cooling systems and correspondingly an improved revenue picture. The Company's revenue in the first half of 2002 is nearly equal to the total revenue for all of the year 2001, as a result of growing sales of the patented energy saving cooling systems. The Company's sales and revenue should continue to increase due to the increased volume of customer proposals for the newly designed Nauticon Evaporative Condenser, which is the heart of its COLD product line, and the exclusive Evaporative Chiller Product Line, which provides chilled water (EV Chill{trademark}), air conditioning (EV Cool{trademark}), and refrigeration (EV Frig{trademark}). The basic Nauticon unit has evolved from a 40-ton condenser into a multi-unit condenser product line offering up to 350-ton capacity. The outcome is a new evolved Nauticon unit with nearly double its capacity. A patent has been applied for on the new more efficient unit. These Nauticon systems save up to 50% in energy costs. Management also believes that product sales and revenues will continue to improve because of new sales programs being implemented. Numerous proposals are continually being quoted to prospective customers for all product lines. Gross margins will continue to improve as the Company begins to capture economies of scale; sales volume increases and manufacturing production cycles shorten and overall production methods improve.

Last year orders were predominantly for basic Nauticon cooling units with a base price of $6,000 to $8,000. This year, with the sales emphasis on larger tonnage cooling systems, the majority of new sales have shifted to larger chilling units in the $30,000 - $100,000 plus range. Some of the units exceed $100,000 each when heating is added to the system installation.

PowerCold recently acquired Applied Building Technology, based supplier of complete standardized heating, ventilation and air conditioning (HVAC) packages for standard-sized commercial buildings such as national chain businesses. This new proven entity is expected to generate substantial revenue and profits for the Company.

Operating expenses for the six months period ended June 30, 2002 increased to $2,176,421 compared to $1,035,436 for the same period June 30, 2001,

Net Loss for the six months period ended June 30, 2002 increased 102% to $2,176,421 from $1,035,436 for the same period ended June 30, 2001. The Net Loss for the six months period ended June 30, 2002 included some $430,000 in excess corporate expense, as referenced below and loss from discontinued operations of $667,723.

Net Loss per share for the six months period ended June 30, 2002 was $0.09 compared to $0.07 for the same period ended June 30, 2001.

Net loss per share was based on weighted average number of shares of 16,268,893 for June 30, 2002 compared to 13,259,614 for the same six-month period in 2001.

The current quarter operating loss was due to increased general and administrative sales and marketing activity, and maintaining general Company operating overhead including additional specific engineering and marketing costs for the Nauticon product line. The Company has restructured its operations to comply with its current productive product line of evaporative condensers and new chiller systems. The large increase in operating expense for the first six months of operations was primarily due to the Company's major focus on sales and marketing, and a sharp increase in research and development and warranty work (new Nauticon units and new EV chiller product line). Increased operating expenses were also due to setting up additional new manufacturing plant operations in La Vernia, Texas, and establishing new facilities in Tampa, Florida for Ultimate Comfort Systems, Inc.

The Company is experiencing a unique sales momentum as customers aggressively seek ways to reduce their power peak demand and energy costs in today's escalating real time electricity world. Management believes that the wholly owned subsidiary, Ultimate Comfort Systems including the recently acquired Applied Building Technology business will be the largest major revenue producers for the Company. The sales market for UCS is the hospitality industry; packaged (HVAC) systems for larger-sized commercial buildings: hotels/motels, nursing homes and extended care facilities. The new ABT sales market is (HVAC) packaged systems for standard-sized commercial buildings such as national chain businesses. The hotel/motel industry is planning to build some 1,000 new buildings over the next three years. The numerous fast food industry chains are continually remodeling and added new restaurants both in the U.S. and international.

THE COMPANY'S CONSOLIDATED BALANCE SHEET AS OF THE FIRST SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO YEAR ENDING DECEMBER 31, 2001.

Total current assets increased to $1,718,270 for the first six months ended June 30, 2002 compared to $729,982 for the year ending December 31, 2001. Total assets decreased to $2,825,227 for the first six months ended June 30, 2002 compared to $2,839,524 for the year ending December 31, 2001. Total liabilities increased to $666,093 for the first six months ended June 30, 2002 compared to $500,331 for the year ending December 31, 2001. Total stockholders' equity decreased to $2,159,134 for the first six months ended June 30, 2002 compared to $2,339,193 for the year ending December 31, 2001.

The decrease in total assets and liabilities for the three months ended June 30, 2002 was mainly due to dissolving four wholly owned non-productive operating companies. Assets decreased $1,769,534 and liabilities decreased $1,218,392. Commitments and contingencies, old outstanding accounts payable from the previous RealCold products and Nauticon operations, are being written down and have been reduced to $153,204.

Liquidity and Capital Resources: At June 30, 2002, the Company's working capital increased to $1,207,785 compared to $403,364 at December 31, 2001. The increase in cash was primarily attributable to equity capital from the sale of Company stock.

During the six months ended June 30, 2002, the Company issued 1,316,970 total shares of common stock at $1.62 per share and canceled 100,000 shares of common stock at $1.09 per share. The Company issued 356,955 shares of common stock at $1.06 per share for consulting and other services and 2,813 shares of common stock for stock issuance costs of $4,642. The Company issues restricted common shares for private placement funding on a negotiated basis. The Company also issues 30,000 restricted common shares for compensation at $1.00 per share.

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company. At June 30, 2002, intangible assets comprise less than 13% of the Company's assets. The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans. Management has implemented a new operating plan providing guidance for cash management and revenue growth. During the past few months the Company has raised sufficient private placement capital for current cash requirements, and foresees continued private placement funding to meet future production.

PART 11. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           None

ITEM 2.  CHANGES IN SECURITIES

           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           None.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.  OTHER INFORMATION.

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           8-K filed April 5, 2002 - Alturdyne Letter of Intent
           8-K filed June 28, 2002 - Corporate Reorganization
           8-K filed August 1, 2002 - Applied Building Technology Acquisition 8-K filed August 5, 2002 - Alturdyne Technology Agreement

                             POWERCOLD CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                POWERCOLD CORPORATION


                                /s/ Francis L Simola
                                -----------------------
                                FRANCIS L. SIMOLA
                                PRESIDENT AND CEO

                                DATE: AUGUST 19, 2001