Form 10-Q
period 2002-09-30
POWERCOLD CORP
filed 2002-11-19
CIK 827055

SECURITIES AND EXCHANGE COMMISSION

Washington, D C 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 33-19584

POWERCOLD  CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

23-2582701

(State of Incorporation)

(IRS Employer Id. No.)

115 CANFIELD ROAD

LA VERNIA, TEXAS 78121

(Address of principal executive offices)

830–779-5223

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(X) Yes  ( ) No

Indicate the number of shares outstanding of the Registrant's Common Stock, par value $0.001 – 17,831,807 shares outstanding at September 30, 2002.

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

INDEX

Page

PART I.

FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

3

Table of Contents:

Accountants Review Report

5

Consolidated Balance Sheets

6

Consolidated Statement of Operations – Three Months

8

Consolidated Statement of Operations – Nine Months

9

Consolidated Statement of Stockholders' Equity

10

Consolidated Statement of Cash Flows

13

Notes to Consolidated Financial Statements

15

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

34

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

41

Item 2.

Changes in Securities.

41

Item 3.

Defaults Upon Senior Securities.

41

Item 4.

Submission of Matters to a Vote of

Security Holders.

41

Item 5.

Other Information.

41

Item 6.

Exhibits and Reports on Form 8-K.

41

Signatures

42

POWERCOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

WILLIAMS & WEBSTER PS

Certified Public Accountants

Bank of America Financial Center

W 601 Riverside, Suite 1940

Spokane, WA 99201

(509) 838-5111

POWERCOLD CORPORATION

TABLE OF CONTENTS

September 30, 2002

ACCOUNTANT’S REVIEW REPORT

1

FINANCIAL STATEMENTS

Consolidated Balance Sheets

2

Consolidated Statements of Operations

3

Consolidated Statement of Stockholders’ Equity

5

Consolidated Statements of Cash Flows

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7

To the Board of Directors

PowerCold Corporation

Cibolo, Texas

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of PowerCold Corporation as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended September 30, 2002, 2001, and 2000.  All information included in these financial statements is the representation of the management of PowerCold Corporation.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

November 15, 2002

POWERCOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                   December 31,

                                           September  30,  ------------------------------

                                               2002             2001            2000

                                             Unaudited        Restated        Restated

                                           --------------  --------------  --------------

                                        ASSETS

CURRENT ASSETS

  Cash                                     $       7,129   $     290,174   $     106,864

  Trade accounts receivable, net of

    Allowance                                    446,192         173,769          38,665

  Receivables from related parties                   -             1,686             -

  Inventory                                      164,495         241,853         241,272

  Prepaid expenses                                 5,750          22,500         307,500

                                           --------------  --------------  --------------

    Total Current Assets                         623,566         729,982         694,301

                                           --------------  --------------  --------------

OTHER ASSETS

Property and equipment, net                      139,584          41,113          19,499

Patent rights and related technology, net        325,027         382,108         459,343

License and technology, Alturdyne                400,000             -               -

Goodwill, net                                     16,866          16,866          27,392

Securities available for sale                    389,000         970,000             -

Deposits and prepaid rent                          6,336           9,645           7,705

                                           --------------  --------------  --------------

    Total Other Assets                         1,276,813       1,419,732         513,939

Net assets from discontinued operations              -           689,810         572,620

                                           --------------  --------------  --------------

    TOTAL ASSETS                           $   1,900,379   $   2,839,524   $   1,780,860

                                          ===============  ==============  ==============

See accompanying notes and accountant's review report.

POWERCOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                   December 31,

                                           September  30,  ------------------------------

                                               2002             2001            2000

                                             Unaudited        Restated        Restated

                                           --------------  --------------  --------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued expenses    $     508,223   $     232,204   $     177,725

  Account payable - related party                    -               -            10,567

  Commissions and royalty payable                 55,067          55,067          42,240

  Advances from affiliate                            -               -            73,636

  Notes payable                                   34,014          36,329          43,328

  Current portion of capital lease payable         3,012           3,018           3,419

                                           --------------  --------------  --------------

    Total Current Liabilities                    600,316         326,618         350,915

                                           --------------  --------------  --------------

CAPITAL LEASE PAYABLE, net of current

  portion                                           1,815           5,413           6,826

COMMITMENTS AND CONTINGENCIES                    149,820         168,300         168,300

STOCKHOLDERS' EQUITY

  Convertible preferred stock, Series A,

    $0.001 par value; 5,000,000 shares

    authorized, 0 shares issued and

    outstanding respectively                         -               -              -

  Common stock, $0.001 par value; 200,000,000

    shares authorized, 17,831,807, 16,027,882

    and 12,669,383, shares issued and

    outstanding, respectively                     17,831          16,027         12,669

  Additional paid-in capital                  12,861,713      10,210,665      8,243,227

  Stock options and warrants                     384,040         471,980            -

  Accumulated deficit                        (12,504,156)     (9,329,479)    (7,001,077)

  Accumulated other comprehensive income         389,000         970,000            -

                                           --------------  --------------  --------------

  Total Stockholder's Equity                   1,148,428       2,339,193       1,254,819

                                           --------------  --------------  --------------

    TOTAL LIABILITIES AND

      STOCKHOLDERS' EQUITY                 $   1,900,379   $   2,839,524   $   1,780,860

                                          ===============  ==============  ==============

See accompanying notes and accountant's review report.

POWERCOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                Three Months Ended September 30,

                                           ----------------------------------------------

                                                2002           2001            2000

                                              Unaudited      Unaudited       Unaudited

                                           --------------  --------------  --------------

REVENUES

  Product sales                            $     435,201   $     305,527   $     200,591

  Services                                        25,258          67,478             -

                                           --------------  --------------  --------------

  Total Revenues                                 460,459         373,005         200,591

                                           --------------  --------------  --------------

COST OF REVENUES

  Materials                                      220,338         184,274          75,220

  Direct labor                                    86,920          72,593          29,632

  Manufacturing supplies                           3,758           2,792           1,140

  Shipping and handling                           23,333          19,544           7,978

                                           --------------  --------------  --------------

                                                 334,349         279,203         113,970

                                           --------------  --------------  --------------

GROSS PROFIT                                     126,110          93,802          86,621

                                           --------------  --------------  --------------

OPERATING EXPENSES

  Sales                                           58,466          23,830          23,021

  Advertising and marketing                      107,745          43,689          42,205

  Corporate and administrative                   662,076         266,107         257,063

  Research and development                        96,616          39,717          38,368

  Legal and accounting                            30,244          11,915          11,510

  Occupancy                                       24,127          11,915           7,674

  Depreciation and amortization                   18,930          24,048          39,505

                                           --------------  --------------  --------------

    Total Operating Expenses                     998,204         421,222         419,345

                                           --------------  --------------  --------------

LOSS FROM OPERATIONS                            (872,094)       (327,420)       (218,754)

OTHER INCOME (EXPENSES)

  Other income                                       -               -             3,929

  Inventory impairment                          (143,742)            -               -

  Interest income (expense)                       (2,764)          1,367           1,579

  Interest and financing expense                     -            (2,124)            -

  Gain on litigation settlement                      -               -            76,400

                                           --------------  --------------  --------------

  Total Other Income (Expenses)                 (146,506)           (757)         81,908

                                           --------------  --------------  --------------

LOSS BEFORE INCOME TAX                        (1,018,600)       (328,177)       (136,846)

INCOME TAX EXPENSE                                   -               -               -

                                           --------------  --------------  --------------

Net loss from continuing operations           (1,018,600)       (328,177)       (136,846)

Net loss from discontinued operations                -           (14,281)        (53,952)

                                           --------------  --------------  --------------

NET LOSS                                      (1,018,600)       (342,458)       (190,798)

OTHER COMPREHENSIVE INCOME

  Unrealized gain (loss) on investments         (212,400)       (388,000)            -

                                           --------------  --------------  --------------

COMPREHENSIVE LOSS                         $  (1,231,000)  $    (730,458)  $    (190,798)

                                           ==============  ==============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED

  CONTINUING OPERATIONS                    $       (0.06)  $       (0.02)  $       (0.02)

                                           ==============  ==============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED,

  DISCONTINUED OPERATIONS                  $        NIL    $        NIL    $        NIL

                                           ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

 OUTSTANDING, BASIC AND DILUTED               16,335,560      14,444,668    11,255,604

                                           ==============  ==============  ==============

See accompanying notes and accountant's review report.

POWERCOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                         Nine Months Ended September 30,

                                                ----------------------------------------------

                                                     2002           2001            2000

                                                   Unaudited      Unaudited       Unaudited

                                                                  Restated        Restated

                                                --------------  --------------  --------------

REVENUES

  Product sales                                 $   1,238,490   $     661,772   $     293,117

  Services                                             68,459         135,331          14,190

                                                --------------  --------------  --------------

  Total Revenues                                    1,306,949         797,103         307,307

COST OF REVENUES

  Material                                            612,809         338,653         129,704

  Direct labor                                        276,082         151,091          57,868

  Manufacturing supplies                               17,649          10,420           3,990

  Shipping and handling                                38,818          20,840           7,981

                                                --------------  --------------  --------------

                                                      945,358         521,004         199,543

                                                --------------  --------------  --------------

GROSS PROFIT                                          361,591         276,099         107,764

OPERATING EXPENSES

  Sales                                               144,477          75,460          37,328

  Advertising and marketing                           328,815         166,012          82,121

  Corporate and administrative                      1,808,167       1,071,531         530,056

  Research and development                            128,351          60,368          29,862

  Legal and accounting                                172,006          90,552          44,793

  Occupancy                                            85,283          45,276          22,397

  Depreciation and amortization                        53,105          70,749          63,230

                                                --------------  --------------  --------------

    Total Operating Expenses                        2,720,204       1,579,948         809,787

                                                --------------  --------------  --------------

LOSS FROM OPERATIONS                               (2,358,613)     (1,303,849)       (702,023)

OTHER INCOME (EXPENSES)

  Royalty income                                          -            44,785             -

  Interest income (expense)                            (4,649)        (53,290)        (10,405)

  Other income (expenses)                                 -               -             2,607

  Inventory impairment                              (143,742)             -               -

  Gain on litigation settlement                           -               -            76,400

                                                --------------  --------------  --------------

    Total Other Income (Expenses)                    (148,391)         (8,505)         68,602

                                                --------------  --------------  --------------

LOSS BEFORE INCOME TAX                             (2,507,004)     (1,312,354)       (633,421)

INCOME TAX EXPENSE                                        -               -           (52,222)

                                                --------------  --------------  --------------

NET LOSS FROM CONTINUING OPERATIONS                (2,507,004)     (1,312,354)       (685,643)

NET LOSS FROM DISCONTINUED OPERATONS                 (667,673)        (65,540)       (161,856)

                                                --------------  --------------  --------------

NET LOSS                                           (3,174,677)     (1,377,894)       (847,499)

OTHER COMPREHENSIVE INCOME

  Unrealized gain (loss) on investments              (581,000)      1,067,000             -

                                                --------------  --------------  --------------

COMPREHENSIVE LOSS                              $  (3,755,677)  $    (310,894)  $    (847,499)

                                                ===============  =============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED

  CONTINUING OPERATIONS,                        $       (0.15)  $         NIL   $         NIL

                                                ===============  =============  ==============

LOSS PER COMMON SHARE, BASIC AND DILUTED

  DISCONTINUED OPERATIONS                       $       (0.04)  $         NIL   $         NIL

                                                ===============  =============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

  OUTSTANDING, BASIC AND DILUTED                   16,291,115      13,658,973       9,609,521

                                                ===============  =============  ==============

See accompanying notes and accountant's review report.

POWERCOLD CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




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

                         Preferred Stock          Common Stock                               Stock       Other       Total

                     ------------------------ ---------------------- Additional  Accum-      Options     Comphre-    Stock-

                     Number of                Number of              Paid-in      ulated     and          hensive     holders’

                     Shares      Amount       Shares     Amount      Capital     Deficit     Warrants    Income      Equity

                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------


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

</table>

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




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

                         Preferred Stock          Common Stock                               Stock       Other       Total

                     ------------------------ ---------------------- Additional  Accum-      Options     Comphre-    Stock-

                     Number of                Number of              Paid-in      ulated     and          hensive     holders’

                     Shares      Amount       Shares     Amount      Capital     Deficit     Warrants    Income      Equity

                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------


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

Common stock: 2,144,820

 shares issued with

 603,083 attached

 warrants for cash

 at $0.86 per share

 and 85,679 shares

 valued at $1.73 per

 share as issuing

 costs less total

 issuing costs of

 $296,142                    -           -     2,230,499      2,230   1,284,898         -       405,480         -     1,692,608

Other comprehensive

 income                      -           -           -          -           -           -           -       970,000     970,000

Net loss,

 December 31, 2001           -           -           -          -           -    (2,328,402)        -           -    (2,328,402)

                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------

Balance,

 December 31, 2001           -           -    16,027,882      16,027  10,210,665 (9,329,479)    471,980     970,000   2,341,443

</table>

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




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

                         Preferred Stock          Common Stock                               Stock       Other       Total

                     ------------------------ ---------------------- Additional  Accum-      Options     Comphre-    Stock-

                     Number of                Number of              Paid-in      ulated     and          hensive     holders’

                     Shares      Amount       Shares     Amount      Capital     Deficit     Warrants    Income      Equity

                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------


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

Common stock rescinded

 for failure to

 perform                     -           -       (50,000)        (50)         50         -          -           -           -

Common stock and

 options rescinded for

 acquisition of PSI          -           -       (50,000)        (50)   (108,400)        -      (66,500)        -      (174,950)

Common stock issued

 for the acquisition of

 Applied Building

 Technology, Inc. at

 $1.00 per share             -           -      200,000          200     199,800         -          -           -       200,000

Other comprehensive

 income (loss)               -           -           -           -           -           -          -      (581,000)   (581,000)

Net loss,

 Sept. 30, 2002              -           -           -           -           -    (3,174,677)       -           -    (3,174,677)

                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------

Balance,

 Sept. 30, 2002              -   $       -    17,831,807 $    17,831 $12,861,713 $(12,504,156)$ 384,040  $   389,000 $ 1,148,428

                     =========== =========== =========== =========== =========== =========== =========== =========== ===========

</table>

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Nine Months Ended September 30,

                                           ----------------------------------------------

                                                2002           2001            2000

                                              Unaudited      Unaudited       Unaudited

                                           --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   $  (3,174,677)  $  (1,377,894)  $   (847,499)

Discontinued operations                          667,673          65,540        161,856

                                           --------------  --------------  --------------

                                              (2,507,004)     (1,312,354)       (685,643)

Adjustments to reconcile net loss to net

  cash used in operating activities:

    Depreciation and amortization                 63,105          70,749          63,230

    Bad debt expense                             194,155             -               -

    Impairment of inventory                      143,742             -               -

    Issuance of common stock for services        378,750         234,000         190,066

    Issuance of common stock for compensation     30,000             -               -

    Issuance of common stock for interest and

      financing                                      -            54,000             -

    Settlement of commitments and

      contingencies                              (18,480)            -               -

  (Increase) decrease in assets:

    Accounts receivable                         (466,578)       (214,676)          1,326

    Receivable from related party                 (1,686)            -               -

    Inventories                                  (66,384)         27,454         (23,763)

    Prepaid expenses                              16,750          92,215           7,236

    Refundable income taxes                          -               -            52,222

  Increase (decrease) in liabilities:

    Accounts payable and accrued expenses        276,019          30,805        (172,774)

    Accounts payable, related part                   -            (8,736)            -

    Deferred revenue                                 -            29,426             -

    Commissions payable                              -            13,282             -

                                           --------------  --------------  --------------

Net cash used in operating activities         (1,957,611)       (983,835)       (568,100)

                                           --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Deposits                                         3,309          (1,970)            -

  Purchase of property and equipment              (7,234)        (15,810)            -

  License and technology, Alturdyne             (400,000)            -               -

  Acquisition of subsidiary                      (65,000)            -               -

  Investment in discontinued operations           18,248         (22,697)       (119,013)

                                           --------------  --------------  --------------

Net cash provided by (used in) investing

  activities                                    (450,677)        (40,477)       (119,013)

                                           --------------  --------------  --------------

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Nine Months Ended September 30,

                                           ----------------------------------------------

                                                2002           2001            2000

                                              Unaudited      Unaudited       Unaudited

                                           --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease             (3,604)         (1,582)            -

  Proceeds from issuance of shares under

    private placement                          2,131,162       1,012,500       1,158,000

  Repayment of borrowings                         (2,315)        (25,000)            -

  Proceeds from borrowing                            -           165,000             -

  Proceeds from advance from affiliate               -           192,500             -

  Repayment of short-term borrowings,

    affiliate                                        -            (5,072)            -

  Cost of issuance of shares under private

    placement                                        -           (36,000)            -

  Repayment of short-term borrowings,

    affiliate                                        -          (241,196)       (205,476)

                                           --------------  --------------  --------------

Net cash provided by financing activities      2,125,243       1,061,150         952,524

                                           --------------  --------------  --------------

Net increase (decrease) in cash                 (283,045)         36,838         265,411

in cash

Cash at beginning of year                        290,174         106,864          14,464

                                           --------------  --------------  --------------

Cash at end of period                      $       7,129   $     143,702   $     279,875

                                           ==============  ==============  ==============

SUPPLEMENTSL CASH FLOW INFORMATION

  Interest paid                            $       3,738   $      17,850   $      11,984

  Income taxes paid                        $         -     $         -     $         -

NON-CASH TRANSACTIONS:

  Unrealized gain (loss) on securities

    available for sale                     $    (581,000)  $         -     $         -

  Issuance of common stock as prepayment

    for consulting services                $         -     $      15,000   $         -

  Issuance of common stock for services

    and compensation                       $     408,750   $     234,000   $     190,066

  Issuance of common stock for payment

    of accounts payable                    $         -     $      26,418   $         -

  Issuance of common stock for payment of

    interest and financing expenses        $         -     $      54,000   $         -

  Issuance of common stock as stock

    offering costs                         $         -     $      69,625   $         -

  Issuance of common stock for prepaid rent$         -     $      22,500   $         -

  Issuance of stock for satisfaction of

    notes payable                          $         -     $     100,000   $         -

  Issuance of stock for accrued wages      $         -     $      25,000   $         -

  Issuance of common stock for acquisition $     200,000   $         -     $         -

  Stock rescinded in disposition           $    (175,000)  $         -     $         -

See accompanying notes and accountants' review report.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PowerCold Corporation, formerly International Cryogenic Systems Corporation, (“the Company”), was incorporated on October 7, 1987 in the State of Nevada.  PowerCold is a solution provider of energy efficient products for the refrigeration, air conditioning and power industries.  The Company operates across many market sectors from large industrial food processors to small commercial air conditioning systems.  The Company develops, manufactures and markets proprietary equipment to achieve significant electric power cost savings for commercial and industrial firms.  PowerCold's energy efficient and environmentally safe products are designed to reduce power costs for air conditioning, refrigeration and on-site building power.  The Company derives its revenues from three principal product line applications.  The first is a line of evaporative condensers and heat exchange systems for the HVAC and refrigeration industry.  The second is the design and production of unique chiller systems for the HVAV and refrigeration industry.  The third is proprietary applications for the HVAC industry; patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 5,501,269) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various nonfood products.  This process was accomplished by using a circulating cryogenic liquid in a closed pressurized vessel system.  The patent acquisition was made in exchange for 2,414,083 shares of the Company’s common stock.  Two directors of the Company were also directors of the company selling the patent rights.

On August 4, 1995, the Company acquired Nauticon, Inc., including its related technology and assets for 900,000 shares and 300,000 options (expired July 31, 2000) of the Company’s stock.  The assets currently include U.S. Patent No. 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and U.S. Patent No. 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit.  During the six months ended June 30 2002, Nauticon’s assets, liabilities and operations have been absorbed into PowerCold Products, Inc., the Company’s wholly owned subsidiary.

On May 18, 1998, the Company incorporated a wholly owned subsidiary, Channel Freeze Technologies, Inc., to acquire intellectual property rights of Channel Ice Technologies.  During the nine months ended September 30, 2002, the Company disposed of Channel Freeze.  See Note 18.

The Company formed Alturdyne Energy Systems, Inc. in September 1999 to support the natural gas engine driven water chiller business.  Subsequent to its formation, the entity has been essentially dormant.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

On December 1, 2001, Powercold acquired all of the common stock of Power Sources, Inc., (hereinafter “PSI”), a newly formed entity engaged in the development and marketing of cogeneration systems technology.  During the nine months ended September 30, 2002, the Company also disposed of PSI.  See Note 5.

The financial statements have been restated in prior periods for the disposition of CFTI and PSI.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.

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

Interim Financial Statements

The interim financial statements for the period ended September 30, 2002, included herein, have not been audited at the request of the Company.  They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period.  All such adjustments are normal recurring adjustments.  The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  Wholly owned subsidiaries of the Company are listed in Note 14.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  See Note 6.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to related party, trade accounts receivable, accounts payable, accrued expenses and notes payable.  All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2002

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 130”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001.  This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  See Note 7.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions.  At December 31, 2001, the Company’s cash balance, in two accounts, exceeded Federal Deposit Insurance Corporation (FDIC) limits by $24,824 and $54,568.

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition.  Goodwill was amortized on a straight-line basis over 10 years through December 31, 2001.  At January 1, 2002, the Company adopted SFAS No. 142, which eliminates amortization of good will.  The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations.  Impairments are recognized in operating results when a permanent diminution in value occurs.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer.  Service revenue is recognized when services are performed and billable.

Bad Debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using statutory income tax rates in effect for the year in which the differences are expected to reverse.  See Note 15.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Securities

Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  Trading securities are reported at fair value, with changes in fair value included in earnings.  Available for sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity.  Held-to-maturity securities are reported at amortized cost.  Gains and losses on the sale of securities are determined using the specific identification method.  For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred.  Market value is determined based on quoted market prices.  At September 30, 2002, all of the Company’s investment securities were classified as available for sale.  See Note 8.

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

Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146,” Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged.  The impact on the Company’s financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections”, which updates, clarifies and simplifies existing accounting pronouncements.  SFAS No. 4, which required all gains and losses from the

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary.  SFAS No. 145 amended SFAS 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Management has determined there will be no effects of adopting this Statement on the financial position or results of operations at September 30, 2002 and the years ended December 31, 2001 and 2000.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged.  The Company adopted SFAS No. 144, which did not have a material impact on the financial statements of the Company at December 31, 2001 or at September 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143).  SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets.  This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged.  The Company adopted SFAS No. 143, which did not have a material impact on the financial statements of the Company at December 31, 2001 or at September 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later.  SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment.  SFAS No. 142 is effective for fiscal years beginning after December 15,

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001.  Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $10,000 in fiscal 2002.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  The Company believes that the adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

Shipping and Handling Fees and Costs

The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001.  The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $19,489 and $16,955 in fiscal 2001 and 2000, respectively.  All amounts in the accompanying consolidated statements of operations and comprehensive loss have been reclassified to reflect this adoption.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company has, however, sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations.  At September 30, 2002, property, equipment and other intangibles and non-current assets comprise a material portion of the Company's assets.  The recovery of these assets is dependent upon achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  Management is actively seeking additional equity financing.  Additionally, management believes that prior acquisitions and the acquisition of technology will lead to the overall structure necessary to fulfill the Company's current strategic plans.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (“Simco”), a separate legal entity wholly owned by the Company's chairman and chief executive officer.

During 2001, Simco was issued 262,500 shares of common stock for payment of loans, interest and financing fees and consulting services.

During 2000, Simco converted $400,000 of its loans to the Company into 800,000 shares of the Company’s common stock.  See Note 12.

See Note 10 regarding loans from shareholders.

NOTE 5 – ACQUISITIONS

Acquisition of Applied Building Technology, Inc.

Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (“ABT”), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings.  ABT’s assets are being transferred into PowerCold’s wholly owned subsidiary Ultimate Comfort Systems.

In consideration for the asset acquisition, the Company paid the owners of ABT $65,000 and 200,000 shares of PowerCold common stock at the fair market value of $200,000 plus an option to acquire 150,000 shares of the common stock of PowerCold at a price of $1.50 per share, for a period not to exceed three years from the date of closing.

Acquisition of Power Sources, Inc.

On December 1, 2001, PowerCold acquired all of Power Sources, Inc. (hereinafter “PSI”), a privately held firm engaged in the developing and marketing of cogeneration systems technology.  PSI was formerly a wholly owned subsidiary of Utility Metal Research Corp. (“UMRI”).

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

Acquired in the transaction were trade receivables of $921,050, which were December 31, 2001 revenues, with $721,392 accounts payable attached and contracts in place of $331,175 with $281,499 accounts payable attached.  The Company also acquired technology rights valued at $222,666.  The assets and liabilities of PSI had been transferred to PSI by UMRI upon the creation of PSI.  PSI had no substantial operations prior to PowerCold’s acquisition in the month of December 2001.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 5 – ACQUISITIONS (continued)

Acquisition of Power Sources, Inc. (continued)

During the nine months ended September 30, 2002, the Company has disposed of PSI.  The acquired assets and liabilities have been returned to UMRI.  The stock and options given in exchange for the acquisition have been rescinded.  The Company has recorded a net gain on disposition of $45,000 which has been netted in the loss from discontinued operations with the operating losses from this activity.

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

Acquisition of Rotary Power Enterprise, Inc.

Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc.  Rotary Power Enterprise, Inc. was formed during 1998 for the purpose of developing a new product line for PowerCold.  Rotary Power has been absorbed into PowerCold Products at September 30, 2002.

NOTE 6 – INVENTORY

Inventories are stated at the lower of average cost or market.  The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at September 30, 2002, December 31, 2001 and 2000 consist of the following:

	September 30, 2002	December 31, 2001	December 31, 2000

Materials inventory	$164,495	$133,432	$132,851
Finished goods inventory	-	108,421	108,421
	$164,495	$241,853	$241,272

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 6 – INVENTORY (continued)

Finished goods inventory consists of the specialized quick-freezing unit of the Company’s Channel Freeze Technology, Inc. subsidiary held as of December 31, 2001 by PowerCold Products, Inc.  During the nine months ended September 30, 2002, the Company discontinued Channel Freeze Technologies, Inc. and impaired the quick-freezing unit previously recorded as finished goods inventory (see Note 18).  The Company also recorded an additional loss on impairment materials inventory of $35,321 as of September 30, 2002.

NOTE 7 – PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment is summarized as follows:

	September 30, 2002	December 31, 2001	December 31, 2000

Machinery and equipment	$141,653	$37,158	$31,342
Prototypes and molds	71,030	71,030	71,030
Furniture and fixtures	30,480	30,480	7,614

Total Property and Equipment	243,163	138,668	109,986

Less: Accumulated Depreciation	103,579	97,555	90,487

Net Property and Equipment	$139,584	$41,113	$19,499

Depreciation expense for the nine months ended September 30, 2002 and the years ended December 31, 2001 and 2000 was $6,024, $7,068 and $4,616, respectively.

The Company’s intangible assets are summarized as follows:

	September 30, 2002	December 31, 2001	December 31, 2000

Patents and related technology	$1,222,867	$822,867	$822,867
Goodwill	105,269	105,269	105,269

Total Intangibles	1,328,136	928,136	928,136

Less: Accumulated Amortization	586,243	529,162	441,401

Net Intangibles	$741,893	$398,974	$486,735

Amortization expense for the nine months ended September 30, 2002 and years ended December 31, 2001 and 2000 was $57,081, $87,761 and $119,550, respectively.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 8 - INVESTMENTS

In 1996, as part of a planned merger, which never took place, the Company invested $1,000,000 in Rotary Power International, Inc. (hereinafter “RPI”) in exchange for 2,000,000 shares of RPI’s common stock.  As the Company’s investment in RPI represented more than 20% but less than 50% of RPI’s common stock outstanding, the equity method was used to account for the Company’s interest.  Although the Company advanced additional funds of $216,768 to RPI, deteriorating financial conditions and increasing losses in RPI caused the Company to write off its entire investment in RPI by the end of 1997.

During 2001, the Company’s investment in RPI decreased to less than 20% of RPI’s stock outstanding.  In view of the changed circumstances, the Company’s management elected to recognize its investment in RPI as available-for-sale securities.  As of December 31, 2001, the fair market value of these securities was $970,000.  At September 30, 2002 the fair market value of the securities was reduced to $389,000, which has been recognized as other comprehensive income in accordance with SFAS No. 115.

NOTE 9 – LICENSED TECHNOLOGY

During the six months ended June 30, 2002, the Company signed a letter of intent to acquire Alturdyne, Inc., a privately held firm.  During the quarter ended September 30, 2002, the Company withdrew its acquisition offer.

PowerCold has paid $400,000 as a prepayment against the first $8,000,000 in royalty payments to be paid to Alturdyne as part of an exclusive license with Alturdyne to manufacture, package, market, develop and use licensed technology and licensed intellectual property for a period not to exceed ten years.  Alturdyne is also obligated to provide PowerCold consulting services for up to one thousand two hundred man-hours for a period not to exceed two years.  Thereafter PowerCold shall pay $100 per hour for consulting services received from Alturdyne.

NOTE 10 – NOTES PAYABLE

At December 31, 2001, notes payable consisted of the following:

A note payable to Southtrust Bank, secured by G. Briley, the Company’s president, for $1,940 with an annual interest rate of 14.99%.  This unsecured note was repaid in March 2002.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock, which contain no voting privileges.  Shareholders are entitled to cumulative dividends, and each share of preferred stock may be converted into the Company’s common stock.

At December 31, 1999, the Company had 1,250,000 shares of preferred stock issued and outstanding.  This stock was designated as Series "A" Convertible Preferred Stock and was issued to a single investor.

On June 30, 2000, 100% of the Company’s outstanding Series “A” Convertible Preferred Stock was converted to the Company’s common stock.  The conversion resulted in the issuance of 1,354,785 shares of the Company’s common stock at an approximate conversion rate of one share of preferred stock for 1.08 shares of common stock.  Subsequent to the stock conversion, the Company did not have any shares of preferred stock outstanding.

NOTE 12 – COMMON STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the nine months ended September 30, 2002 the Company issued 1,284,970 shares of common stock for cash of $2,099,162.  In the same period, 32,000 warrants were exercised at $1.07 per share.  30,000 shares of Company stock for compensation at the fair market value of the stock of $1.00 per share and an additional 356,955 shares of common stock were issued for services at the fair market value of the stock of $1.14 per share.

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

During the year ended December 31, 2000, the Company issued 4,792,742 shares of its common stock of which 1,329,602 shares were issued for cash of $1,158,000, 615,000 shares for prepaid consulting valued at $307,500, 593,355 for services valued at $296,678, 100,000 shares for a technology license (see Note 5) valued at $50,000, and 800,000 shares for debt valued at $400,000.  Included in the aforementioned issuances is a total of 1,480,000 shares issued to officers, directors, or affiliates of the Company which are subject to transfer restrictions as

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 12 – COMMON STOCK (continued)

defined by Rule 144 of the Securities Act of 1933.  In addition, 1,354,785 shares were issued for the conversion of 100% of the Company’s Series “A” Convertible Preferred Stock.  See Note 11.

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

NOTE 13 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the nine months ended September 30, 2002, the Company issued 150,000 common stock options with an exercise price of $1.50 per share.  These options expire in August 2006.

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

Pro forma net loss and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 are as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Net loss as reported	$(2,328,402)	$(1,319,195)
Adjustment required by SFAS 123	(345,277)	(287,273)

Pro forma net loss	$(2,673,679)	$(1,606,468)

Pro forma net loss per share, Basic and diluted	$(0.18)	$(0.16)

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 13 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (continued)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2000	2,947,558	$ 1.01
Granted	1,000,000	0.77
Exercised	(450,000)	0.50
Forfeited	-	-
Expired	(700,000)	2.29
Outstanding, December 31, 2000	2,797,558	0.74
Exercisable, December 31, 2000	2,797,558	0.74
Outstanding January 1, 2001	2,797,558	0.74
Granted	895,000	0.96
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding December 31, 2001	3,692,558	0.84
Rescinded	(150,000)	0.96
Granted	150,000	1.50
Outstanding at September 30, 2002	3,692,558.86
Exercisable at September 30, 2002	3,692,558.86

Weighted average fair value of options granted during 2002:       $        0.49

The options granted at January 1, 2002 were rescinded in the disposition of PSI.

At September 30, 2002, exercise prices for outstanding options ranged from $0.50 to $1.50.  The weighted average contractual life remaining of such options was 3 years.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 13 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (continued)

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

NOTE 14 – REPORTABLE SEGMENTS

PowerCold currently has three reportable segments. Ultimate Comfort Systems, Inc. - holds the technology rights, patent rights and license agreement for an integrated piping technology for heating and air conditioning systems. Ultimate Comfort Systems, Inc. also provides design-engineering services related to this technology.  PowerCold Products, Inc. (formally known as RealCold Products, Inc.) designs, engineers and manufactures unique proprietary products for the HVAC and refrigeration industry.  A fourth new segment, AES Energy Systems, Inc., will be operating as a division under PowerCold Products, Inc.  Technicold Services, Inc. offers consulting engineering services to the HVAC and refrigeration industry.

Segment information (after intercompany eliminations) for the nine months ended September 30, 2002 and the years ended December 31, 2001, and 2000 are as follows:

	September 30, 2002	December 31, 2001	December 31, 2000
Revenues:
Ultimate Comfort Systems, Inc.	$659,973	$282,733	$-
PowerCold Products, Inc.	578,516	531,605	312,865
Technicold Services, Inc.	68,460	67,751	82,175
Corporate	-	-	-
Total Revenues	$1,306,949	$882,089	$395,040

Operating income (loss):
Ultimate Comfort Systems, Inc.	$(178,671)	$(209,908)	$-
PowerCold Products, Inc.	(1,113,179)	(1,016,673)	(537,475)
Technicold Services, Inc.	9,336	7,295	(109,771)
Corporate	(1,892,213)	(1,040,716)	(764,408)
Total Operating Loss	$(3,174,727)	$(2,260,002)	$(1,411,654)

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 14 – REPORTABLE SEGMENTS (continued)

Identifiable assets:
Ultimate Comfort Systems, Inc.	$452,602	$150,429	$152,415
PowerCold Products, Inc.	620,671	336,398	132,371
Technicold Services, Inc.	24,819	26,318	120,833
Corporate	802,287	2,086,526	1,094,866
Total Identifiable Assets	$1,900,379	$2,839,524	$1,780,860

Depreciation and amortization:
Ultimate Comfort Systems, Inc.	$7,396	$10,593	$-
PowerCold Products, Inc.	54,856	56,902	83,946
Technicold Services, Inc.	853	26,804	12,090
Corporate	-	-	28,130
Total Depreciation and Amortization	$63,105	$94,829	$124,166

All of the Company’s assets are held within the United States.

PowerCold's reportable segments are strategic business units that offer different products or services.  They are managed separately because each business requires different technology and marketing strategies.

NOTE 15 –INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of $1,380,000, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

The Company incurred accumulated net operating losses for income tax purposes of approximately $3,400,000 for the year ended December 31, 2000.  At December 31, 2001, the Company’s net operating losses increased by approximately $2,200,000.  At June 30, 2002, the Company’s net operating losses increased by approximately $1,300,000.  The Company's net operating loss carryforwards for income tax purposes are approximately $6,900,000, which will expire on various dates through the year 2021.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 15 –INCOME TAXES (continued)

The Company recorded approximately $400,000 and $341,000 paid by the issuance of common stock for expenses in the six months ended September 30, 2002 and the year ended December 31, 2001, respectively.

NOTE 16 – LEASES

Capital Lease

In 1999, the Company acquired a forklift, which was financed through a capital lease.  This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004.  Aggregate yearly maturities of this capital lease for the years after September 30, 2002 are as follows:

Year Ending December 31,	Amount
2002	$891
2003	3,321
2004	615
Total	$4,827

Operating Leases

The Company leases sales offices and plant space in LaVernia, Texas under an operating lease agreement, which expires March 30, 2004.  Total rent expense for the nine months ended September 30, 2002 was $27,000 and for the year ended December 31, 2001 was $89,999.

The Company’s subsidiary, Technicold Services, Inc. has a one-year lease for office space in San Antonio, Texas.  The rent is $675 per month and the lease expires September 30, 2002.

Future minimum rental commitments are as follows:

Year Ending December 31,	Amount
2002	$20,025
2003	36,000
2004	12,000
Total	$68,025

NOTE 17 – LITIGATION

On August 31, 2000, Nauticon Inc. and its former president agreed upon a full and final settlement of a lawsuit.  This settlement resulted in a gain for the Company of $88,600 which was recorded as other income.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 18 – DISPOSITION OF CHANNEL FREEZE TECHNOLOGIES, INC.

In connection with its acquisition of Channel Freeze Technologies, Inc., (CFTI), the Company made aggregate cash payments of $650,000 in 1998 and 1999 while also recording an unpaid acquisition liability of $200,000.

The Company elected to discontinue CFTI as an operating entity in 2002 and has returned to CFTI’s previous owners the entity’s patent and intellectual property in exchange for a release from the aforementioned, unpaid liability of $200,000 and a release from any other contingent or future liabilities.

In the quarter ended June 30, 2002, the Company elected to fully dispose of CFTI and recorded a loss from discontinued operations of $522,620.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Accounts Payable

The Company has trade accounts payable that date back to 1996.  Management had tried to contact these vendors to arrange settlement agreements.  Included in the caption Commitments and Contingencies on the Company’s balance sheet are the balances in the aggregate amount of $149,820 from vendors that could not be contacted or did not respond to management’s correspondence.

Royalty Agreement

See Note 5 regarding December 1, 2001 royalty agreement.

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

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

GENERAL FINANCIAL ACTIVITY

PowerCold Corporation – A solution provider of energy efficient products for users of commercial heating, ventilating and air conditioning (HVAC) and refrigeration systems worldwide. The Company operates across many market sectors from large commercial refrigeration systems to small commercial air conditioning systems. The firm’s focus is to give customers products and systems that allow them to benefit from current changes occurring in the natural gas and electrical utility marketplace. Refrigeration and air conditioning are the most energy intensive operations most business operators face. PowerCold has the opportunity to provide energy efficient products and systems that customers require, taking advantage of these industry changes, to improve profitability by reducing their operating costs.

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

The Company's business operations are supported by a management team with over (200) year’s experience. The Company maintains administrative corporate offices in La Vernia, Texas, and Philadelphia, Pennsylvania. Engineering and manufacturing facilities are located in La Vernia, Texas.

The Company's mission is to be a solution provider of energy efficient products for the multi-billion dollar heating, ventilating and air conditioning, refrigeration and power industry. The Company's goal is to achieve profitable growth and increase shareholder value - providing unique superior products and services supported by experienced management.

The company reorganized into four wholly owned subsidiary companies, effective July 1, 2002: PowerCold Products, Inc., supporting all “Cold” related products, Ultimate Comfort Systems, Inc., supporting proprietary applications for heating, ventilating and air conditioning systems (HVAC), AES Energy Systems, Inc., supporting all “Power” related products, and Technicold Services, Inc. provides engineering consulting services to the air condition, refrigeration and power industries.

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

PowerCold Products, Inc. – designs, manufactures and markets a proprietary product line of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PowerCold Products supports the Company’s Nauticon and EV Chill product lines by engineering design, manufacturing and packaging its products. PowerCold Products also support custom refrigeration systems by engineering, designing and packaging special customer orders.  There are proposed alliances with other refrigeration companies, whereas PowerCold Products will package various components adding value for a total turnkey air condition or refrigeration system.

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recalculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities’ needs to reduce power demand.  PowerCold has invested over $1M in operating capital into the Nauticon product over the last few years.  Initially major operating and legal expenses due to previous inept Nauticon management hindered sales and production. Therefore Nauticon did not meet its sales and revenue projections over the past few years.  Subsequently during the past year the Nauticon product technology was greatly enhance from a single 40-ton evaporative condenser up to five multi-configured units producing up to 1,000 ton of air conditioning and other multi-unit chiller installations. Management believes that Nauticon evaporative condenser will meet its sales objectives in 2002. There are over 200 units installed in various commercial buildings.

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

Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (ABT), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning (HVAC) packages for standard-sized commercial buildings such as national chain businesses.  ABT assets are being transferred into PowerCold’s wholly owned subsidiary Ultimate Comfort Systems as an operating engineering division. This merger will give PowerCold a strong engineering and design staff with veteran technical and service personnel.

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

Applied Building Technology designs and supplies a complete HVAC system including equipment, controls, ductwork, fans, installation and warranty service.  ABT also manufactures and sells desiccant latent air conditioners with its HVAC systems. ABT has offices in St. Petersburg, Florida and Philadelphia, PA. and manufacture representatives in Denver and Dallas.

AES Energy Systems, Inc. – AES designs and markets cogeneration systems, which use engine-driven generators to produce both electricity and thermal power as a way of cutting power costs. Cogeneration systems, also known as distributed generation; use engine driven generators to produce both electric power and thermal energy. As a result of the acquisition, PowerCold will be able to offer customers complete self-contained heating/chilling units to reduce peak power requirements as well as the ability to self-generate all the power needed for a commercial building.  Units range in size from 100 kilowatts to 2 megawatts.  Customers can expect to reduce power or energy costs by 40% or more.

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

On April 2, 2002, PowerCold Corporation signed a letter of intent to acquire Alturdyne, Inc. a manufacturer of diesel, natural gas, turbine and rotary generator sets.  PowerCold expected to complete the acquisition by May 31, 2002 after a further detailed audit. The transaction, which would be non-dilutive for present shareholders, involved a combination of cash and stock. Under the proposed agreement, PowerCold would acquire all of Alturdyne’s assets and intellectual property. Alturdyne would then operate as an independent wholly owned PowerCold subsidiary. Alturdyne sales during the past 10 years have been in the $6.5 million to $11 million range with seven profitable sales years including each of the last two years. Alturdyne has developed, packaged and installed over 4,000 engine power units around the world.

On August 2, 2002, PowerCold Corporation and Alturdyne, Inc. terminated their Letter of Intent.  After thorough due diligence by the Registrant’s independent auditors, both parties agreed that it was best not to proceed with the acquisition at this time.

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

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

Alturdyne has granted the exclusive license (exclusive to both Licensor and Licensee) to manufacture, package (e.g. such as assembling of third party products), market, develop, and use the Licensed Technology and Licensed Intellectual Property in order to manufacture, package, market and install, develop, service and warranty the Technology for a period not to exceed ten  (10) years, unless otherwise extended.

Technicold Services, Inc. - offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. TSI also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors.

Effective as of September 30, 2002, the Registrant dissolved four of its wholly owned operating companies: Nauticon, Inc., Channel Freeze Technologies, Inc., Rotary Power Enterprise, Inc. and Power Sources, Inc.

Nauticon, Inc. has been dissolved as a corporate entity, and all assets including the Nauticon and EV-Chiller product line have been transferred to PowerCold Products, Inc., which will manufacture and market all related Nauticon products.

Channel Freeze Technologies, Inc. has been dissolved as a corporate entity, and the technology has been transferred back to the original owners. The Registrant is allocating all its resources into its current product line’s, therefore, management decided there was no current synergy for the Channel Freeze technology and does not foresee the technology in the Registrant’s future business plans.

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

The Registrant terminated by mutual agreement all contracts with Utility Metal Research, Inc. (“UMRI”) and transferred all open contracts through May 31, 2002 back to UMRI without penalty.

Rotary Power Enterprise, Inc. has been dissolved as a corporate entity, and all assets have been transferred to Alturdyne (AES) Energy Systems, Inc., which will market the natural gas rotary power engine products.

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

RESULTS OF OPERATIONS

The Company's Consolidated Statement of Operations for the third quarter ended September 30, 2002 compared to the third quarter ended September 30, 2001:

Revenue for the nine months period ended September 30, 2002 increased 39% to $1,306,949 from $797,103 for the same period ended September 30, 2001. Revenue for the three months period ended September 30, 2002 increased 19% to $460,459 from $373,005 for the same period ended September 30, 2001.

Gross Profit for the nine months period ended September 30, 2002 increased to $361,591 compared to $276,099 for the year ended December 31, 2001. Gross Profit for the three months period ended September 30, 2002 was $126,110 or 27.4% of revenue.

Current revenue backlog pending some final purchase orders was some $2,682,000, and current work-in-process was $1,153,000, as of November 15, 2002.  The Company announced that it plans to install over 350 HVAV systems for retail stores and fast food restaurants for over $15,000,00 pending continuous successful customer installations. The Company’s Ultimate Comfort Systems subsidiary is generating increasing orders each month for its energy saving HVAC systems and correspondingly an improving revenue picture. The Company's revenue for nine months of operations is $424,860 greater that the total revenue for all of the year 2001, as a result of growing sales of the patented energy saving cooling systems.  The Company’s sales and revenue should continue to increase due to the increased volume of national account sales and customer proposals for hotel industry.  The newly designed Nauticon Evaporative Condenser, which is the heart of its COLD product line, and the exclusive Evaporative Chiller Product Line, which provides chilled water (EV Chill™), air conditioning (EV Cool™), and refrigeration (EV Frig™). The basic Nauticon unit has evolved from a 40-ton condenser into a multi-unit condenser product line offering up to 350-ton capacity.  The outcome is new evolved Nauticon units with nearly double its capacity. A patent has been applied for on the new more efficient unit. These Nauticon systems save up to 50% in energy costs.   Management also believes that product sales and revenues will continue to improve because of new sales programs being implemented. Numerous proposals are continually being quoted to prospective customers for all product lines. Gross margins will continue to improve as the Company begins to capture economies of scale; as sales volume increases and manufacturing production cycles shorten and overall production methods improve.

Last year orders were predominantly for basic Nauticon cooling units with a base price of $6,000 to $8,000. This year, with the sales emphasis on larger tonnage cooling systems, the majority of new sales have shifted to larger chilling units in the $100,000 plus range for the hotel industry.

PowerCold recently acquired Applied Building Technology, based supplier of complete standardized heating, ventilation and air conditioning (HVAC) packages for standard-sized commercial buildings such as national chain businesses.  This new proven entity is expected to generate substantial revenue and profits for the Company over the next few years.

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

Operating expenses for the nine months period ended September 30, 2002 increased to $2,720,204 compared to $1,579,948 for the same period September 30, 2001, an increase of 42%. Operating expenses for the three month period increased to $998,204 compared to $421,222 for the same period September 30, 2002, an increase of 58%.

Net Loss for the nine months period ended September 30, 2002 increased 56% to $3,174,677 from $1,377,894 for the same period ended September 30, 2001. Net Loss for the three month period increased 66% to $1,018,600 from $342,458 for the same period ended September 30, 2001. The Net Loss for the nine months period ended September 30, 2002 included some $524,000 in excess one time corporate expense and inventory write-off from discontinued operations.

Net Loss per share was $0.15 for the nine month period and $0.06 loss per share for three months ended September 30, 2002. Net loss per share was based on weighted average number of shares of some 16,300,00 shares as of September 30, 2002.

The current quarter operating loss was due to increased general and administrative sales and marketing activity, and maintaining general Company operating overhead including additional specific engineering and marketing costs for the Nauticon product line. The Company has restructured its operations to comply with its current productive product line of evaporative condensers and new chiller systems. The large increase in operating expense for the nine months of operations was primarily due to the Company’s corporate and administrative overhead, increased focus on sales and marketing, and increase in research and development and warranty work (new Nauticon units and new EV chiller product line). Increased operating expenses were also due to manufacturing plant operations in La Vernia, Texas, and establishing new facilities in Tampa, Florida for Ultimate Comfort Systems, Inc.

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

The Company's Consolidated Balance Sheet for the nine months ended September 30, 2002 compared to year ending December 31, 2001.

Total current assets decreased to $623,566 for the first nine months ended September 30, 2002 compared to $729,982 for the year ending December 31, 2001. Total assets decreased to $1,900,379 for the first nine months ended September 30, 2002 compared to $2,839,524 for the year ending December 31, 2001. The decrease in assets was mainly due to cash on hand and devalued securities available for sale.

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

Total liabilities increased to $600,316 for the first nine months ended September 30, 2002 compared to $326,618 for the year ending December 31, 2001. Total stockholders' equity decreased to $1,148,428 for the first nine months ended September 30, 2002 compared to $2,339,193 for the year ending December 31, 2001.

The decrease in total assets and increase in liabilities for the nine months ended September 30, 2002 was mainly due to dissolving four wholly owned non-productive operating companies.  Commitments and contingencies, old outstanding accounts payable from the previous RealCold products and Nauticon operations, are being written down and have been reduced to $149,820.

Liquidity and Capital Resources:  At September 30, 2002, the Company’s working capital decreased substantially compared December 31, 2001. The decrease in cash was primarily attributable to research and development of the enhanced patented Nauticon, which exceeded development time by eighteen weeks, and increased marketing and staffing personnel for its newly acquired ABT national accounts program. Simultaneously, management continued corporate and plant operations during this time because of the need to keep its quality personnel and operations in place.

During the three months ended September 30, 2002, the Company issued 86,667 total shares of common stock at an average $1.33 per share for consulting and other services, and 200,000 shares of common stock at $1.50 for the acquisition of Applied Building Technologies. The Company issues restricted common shares for private placement funding on a negotiated basis.  The Company also issues restricted common shares for expenses, payables and service rendered based on a discount off the share price according to the value of the service.

Status of Operations:  Management intends to continue to utilize and develop the intangible assets of the Company. At September 30, 2002, intangible assets comprise less than 38% of the Company's assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.

Management believes that its working capital may not be totally sufficient to support both its current operations and growth plans.  Management is implemented new operating procedures providing guidance for cash management and revenue growth.  The Company has received funding on several occasions from Simco Group, Inc, a separate legal entity wholly owned by the Company's chairman and chief executive officer. The Company plans to raise private placement capital and establish a line of credit for current cash requirements. Management anticipates the Company generating positive cash flow from its national accounts business in the near future. Management is very positive with the Company’s unique product position and future growth plans for the heating, ventilating and air conditioning system (HVAC) industry, which now includes light commercial applications as well as systems for large commercial buildings.

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

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

POWERCOLD CORPORATION

AND SUBSIDIARIES

Form 10Q for the period ended September 30, 2002

Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/s/ Francis L. Simola

Francis L. Simola

President and CEO

Date: November 18, 2001