Form 10-K
period 2002-12-31
POWERCOLD CORP
filed 2003-03-26
CIK 827055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 33-19584

POWERCOLD  CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

23-2582701

(State of Incorporation)

(IRS Employer Identification No.)

115 Canfield Road, La Vernia, Texas       78121

(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number:   210 659-8450

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Common Stock,  $0.001 Par Value      OTC Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ x ] Yes       [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $24,029,883

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.18,442,066

Documents Incorporated by Reference:  None

INDEX

PART I

  Page

Item  1.

Business

3

Item  2.

Property

11

Item  3.

Legal Proceedings

11

Item  4.

Submission of Matters to a Vote of Security Holders

11

PART II

Item  5.

Market for Registrant’s Common Equity and Related Stockholder Matters

12

Item  6.

Selected Financial Data

13

Item  7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

13

Item  8.

Financial Statements and Supplementary Data

17

Item  9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

41

PART III

Item 10.

Directors and Executive Officers of the Registrant

47

Item 11.

Executive Compensation

48

Item 12.

Security Ownership of Certain Beneficial Owners and Management

49

Item 13.

Certain Relationships and Related Transactions

49

Item 14.

Controls and Procedures

50

PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

53

Signatures

54

Certifications

55

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

Deregulation of the gas and electric utilities will provide continuing opportunities, creating new markets for more efficient air condition, refrigeration and power systems. PowerCold has the products, experience and creative ability to package unique energy saving systems for the multi-billion dollar refrigeration market. To enhance this market the Company is pursuing synergistic business and marketing alliances that are being formed with major utility companies and established industry companies for its products and services.

The Company's mission is to be a solution provider of energy efficient products for the multi-billion dollar refrigeration, air condition and power industry. The Company's goal is to achieve profitable growth and increase shareholder value by forming strategic business alliances and providing superior technology, products and services.

The Company recently reorganized into two major subsidiary companies with respective operating divisions. PowerCold Products, Inc., supporting all “Cold” related products, and PowerCold Energy Systems, Inc., a division that supports all “Power” related products. Ultimate Comfort Systems, Inc., supporting unique, proprietary applications for heating, ventilating and air conditioning systems (HVAC), and Applied Building Technology, a division that supports related design and engineering. Technicold Services, Inc, another wholly owned company, provides engineering consulting services to the air condition, refrigeration and power industries.

Company History

International Cryogenics Systems Corporation (ICSC) was established as a private company in 1988 to fabricate and market freezer systems. The Company developed and patented the most advanced, cost-effective and environmentally safe "quick freeze" systems in the industry. On December 28, 1992, the Board of Directors of the Company agreed to issue 2,414,083 shares of common stock to six individuals for the exclusive rights to U. S. Patent No. 4,928,492. In January l993 ICSC's assets were merged into a public entity. During 1995 and 1996 the Company acquired four businesses: RealCold Products, Inc., RealCold Maintenance Systems, Inc., Technicold Services, Inc. and Nauticon, Inc. RealCold Products and RealCold Maintenance designed and manufactured unique custom refrigeration systems; Technicold Services provide consulting services for commercial refrigeration and freezing systems; and Nauticon owned a unique product line of patented evaporative condensers and heat exchange systems for the HVAC and refrigeration industry. The name was changed to PowerCold Corporation (PowerCold) in April 1997, currently trading on the OTC Bulletin Board - symbol (PWCL).

During 1995 and 1996, PowerCold acquired four companies in the refrigeration business in a stock exchange transaction. These entities, complimented and secured PowerCold's position in the industry, operated as wholly owned subsidiaries. RealCold Systems, Inc., prior to its sale to Wittcold Systems, a Wittemann Company, offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company.  Nauticon, Inc. offers a patented product line of evaporative condensers and heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation, which merged into RealCold Systems, offered industrial refrigeration system components such as liquid recirculating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. (renamed RealCold Products, Inc.) designs and produces unique products for the refrigeration industry.

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

Effective January 2002, RealCold Products, Inc. name was changed to PowerCold Products, Inc. and Nauticon, Inc. was dissolved as an operating entity.  The Nauticon product line is being supported under PowerCold Products, Inc.

Channel Freeze Technologies, Inc. (“CFTI”) was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology included a proprietary patent for an economical multi-purpose freezing system. During 2002 the company decided to allocate all its resources into its current product line, therefore, management decided there was no synergy for the Channel Freeze technology and does not vision the product in the Company’s future business plans. The Company elected to discontinue CFTI, as an operating entity in 2002, and returned its intellectual property to the previous owners in exchange for a release from an unpaid liability of $200,000 and a release from any other contingent or future liabilities. During the year ended December 31, 2002, the Company elected to fully dispose of CFTI

Rotary Power Enterprise, Inc. was formed in September 1998 as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International, Inc. PowerCold is also a major shareholder of Rotary Power International, Inc. (OTCC: RPIN). The agreement included: the business assets including intellectual property, inventory and packaging capability; North American rights to the small 65 series Mazda natural gas engine block, subject to a new Mazda Agreement; and a Distributor Agreement for the Rotary Power 580 series engines form Rotary Power International, Inc.  In August 2000 Rotary Power Enterprise signed a non-exclusive manufacturing license agreement for the 580 series natural gas engine with Rotary Power International. During 2002, Rotary Power Enterprise was dissolved as an operating entity; the Company merged all its assets into PowerCold Energy Systems.

December 1, 2001 the Company acquired 100% of Power Sources, Inc. to market cogeneration systems, which use engine-driven generators to produce both electricity and thermal power as a way of cutting power costs. Power Sources, Inc. included customer contracts, and pertinent selected technology and relevant intellectual property for the cogeneration systems business.

During the year ended December 31, 2002, the Company has disposed of Power Sources, Inc. The acquired assets and liabilities have been returned to the original owner.  The stock and options given in exchange for the acquisition have been rescinded. the Company did not receive the appropriate sales and revenue due as per its contractual agreement. Management decided to support the co-generation business under PowerCold Energy Systems.

Subsidiary Companies

Company operations include two wholly owned subsidiary companies with respective operating divisions. PowerCold Products, Inc., supporting all “Cold” related products, and PowerCold Energy Systems, a division that supports all “Power” related products. Ultimate Comfort Systems, Inc., supporting unique, proprietary applications for heating, ventilating and air conditioning systems (HVAC), and Applied Building Technology, a division that supports related design and engineering. Technicold Services, Inc, another wholly owned company, provides engineering consulting services to the air condition, refrigeration and power industries.

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

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recirculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities’ needs to reduce power demand. PowerCold has continued to invest and improve the NauticonTM product line over the last two years. During 2002 the NauticonTM product line was greatly expanded with the addition of new products ranging from a single 40-ton evaporative condenser to a single 100-ton unit. The company filed for another patent (third Nauticon patent) on the new 5Ft unit.

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

PowerCold Energy Systems - The Company originally formed Alturdyne Energy Systems to support its natural gas engine driven chillers and its rotary engine business. The name was changed to PowerCold Energy Systems in November 2002. The Company signed a letter of intent in March 2002 to acquire Alturdyne, Inc., a privately owned company that produces natural gas engine driven chillers and custom generator packages. In September 2002, the Company withdrew its acquisition offer and acquired an exclusive license from Alturdyne to manufacture, package, market, develop and use technology and licensed intellectual property natural gas engine driven chillers and the natural gas rotary engine gen-set for a period not to exceed ten years. The Company paid Alturdyne $400,000 as a prepayment against the first $8,000,000 in royalty payments as part of an exclusive license.

The industry is demanding self-powered units for combined heat and power (CHP). The technology and intellectual property licenses granted to us by Alturdyne significantly enhance our ability to offer customers complete packaged solutions for their HVAC and power generation needs.  Alturdyne’s engine driven chillers include standard and custom packaging of natural gas, electric and diesel-fueled engine driven chillers used for HVAC system applications. The licenses for rotary engine generator sets include a family of Wankel and Mazda type rotary internal combustion multi-rotor engines used for pumps, generator, compressors, and auxiliary power units and applications.

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

Ultimate Comfort Systems, Inc. - On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This technology was then placed into a newly formed wholly owned subsidiary of the Company, Ultimate Comfort Systems, Inc.  This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. During 2001 and 2002 the Company invested over $750,000 supporting engineering and marketing programs for major hotel projects. The company expects that Ultimate Comfort Systems will generate major growth in revenue and profits for this unique proprietary application, which save up to 40% in energy costs.

Applied Building Technology - In August 2002, the Company acquired all the assets of Applied Building Technology, a supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings. This new acquisition gives the Company a major entrée into the vast market for small commercial HVAC systems for national chain accounts.  Increasing power costs and new clean air regulations have forced corporations with chain store operations to focus on energy savings and cleaner air.

The company has recently introduced two new applications to support the national chain store business: The BreezeMaster system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This is a critical application for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is a new proprietary DesertMaster total energy fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from all the public spaces, 24 hours per day seven days per week. The DesertMaster is highly energy efficient, eliminating the need for approximately 20% of additional air conditioning equipment.

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

On July 21, 1997, the Company and Rotary Power International, Inc. agreed to amend Section 1.2 - The Closing by extending the Agreement an additional forty-five (45) days.  The First Amendment to the Plan and Agreement of Merger, the extension on the Plan and Agreement of Merger between the Company and Rotary Power International, Inc., expired on September 5, 1997, accordingly, the Plan and Agreement of Merger is no longer in effect. The Company wrote off the original investment in Rotary Power, and currently owns 1,940,000 shares of Rotary Power International, Inc. (OTCC-RPIN)

Strategic Alliance - Alturdyne - An innovative manufacturer of standby diesel generator sets, turbine and rotary generator sets, pumps and natural gas engine-driven chillers. The generator set market is a major new and replacement market for rotary engines where Alturdyne has extensive manufacturing experience. Alturdyne's strength lies in its power engineering personnel, who are knowledgeable in the generator set business, telephone company applications, small turbines, rotaries and chillers. Their capabilities and experience in developing low cost, customer power packages that meet specific needs have established Alturdyne's excellent reputation in the industry.  Alturdyne's added expertise is available to support the design and production of rotary engines and gensets for the Company.

Patents and Trademarks:

NauticonTM: Two U.S. Patents: No. 5,787,722 and 5,501,269, and One Patent Pending.  Trademark for manufacturing and packaging of evaporative condensers, fluid coolers; commercial and industrial refrigeration system components, liquid recirculating packages and custom refrigeration products for commercial and industrial use.

EV-ChillTM: Trademark for water chillers, namely, water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use.

EV-CoolTM: Trademark for air conditioning units utilizing evaporative condensers for commercial and industrial use.

EV-DryTM: Trademark for dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use.

EV-FrigTM: Trademark for refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

Exclusive U.S. License for Integrated Piping System Technology: U.S. Patent No. 5,183,102 Environmental Air Treatment System: One Patent Pending.

Management

PowerCold's management philosophy and structure supports decentralized authority and operations, profit and loss accountability, incentive driven performance and compensation, and total customer satisfaction. Management has over 200 years business experience. Their extensive experience and background is adequately related to the business. CEO - over 35 years experience in marketing and management; COO - over 40 years experience in manufacturing and marketing in the refrigeration and power industry; CTO - over 50 years technical experience in refrigeration engineering and design; a well-known expert consultant in the refrigeration industry. Related management has over 75 years experience in refrigeration engineering and sales and marketing. The subsidiary companies include experienced marketing and technical management and support personnel.

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

The Company maintains Corporate Offices in La Vernia, Texas, and an administrative office in Philadelphia, Pennsylvania.  PowerCold Products. Inc. administrative, engineering and manufacturing facilities are located in La Vernia, Texas.  Ultimate Comfort Systems, Inc. administrative and engineering facilities are located in St. Petersburg, Florida.  Sales and Marketing offices are located in San Antonio, TX, St. Petersburg, FL, WoodRidge, NJ, San Diego, CA and Sterling, VA.

Products:

Nauticon Evaporative Condensers - The Company envisions an enormous worldwide market demand for its proprietary evaporative condensing systems use in air conditioning systems. The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recirculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% supporting the utilities’ needs to reduce power demand.  Unique low cost manufacturing processes and techniques are common with both material and low cost labor. Nauticon units are superior to other industry products; they are self-cleaning, chemically free low-maintenance evaporative condensers. Nauticon’s primary advantage is energy savings, yielding extremely high EER ratings to not only better, but to offset the regulated change to low efficiency refrigerants. Nauticon products could revolutionize the refrigeration industry; an industry that faces serious changes for the first time in years due to energy and environmental concerns worldwide.

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market. There is no competition from one manufacturer with this range of evaporative condensers. Initial marketing of the Nauticon systems is primarily the mid-range systems because there is much less competition, a great advantage to Nauticon and its unique patented product. Direct competitive systems are marketed by some of the major competitors in the industry; large systems by Evapco and BAC, smaller systems by Recold.  These competitors are well established and have substantially greater financial and other resources. But no one has the patented features of the Nauticon unit; it is the only self-cleaning, chemically free low-maintenance evaporative condenser available. The Company is very confident that its NauticonTM products have many important advantages over competition.

*

Less than 2-years payback on equipment

*

Environmentally friendly; no chemical treatment of the water

*

Negligible maintenance expense and a desirably smaller footprint

*

No heat transfer coil fins to deteriorate in the harsh sea air environment

*

Longer operating life supported by a corrosion resistant casing

*

40% less water used than with a typical evaporative condenser

*

Greater efficiency resulting in greater power demand reduction

*

Greater efficiency results in greater cooling capacity

EV Chiller Systems – PowerCold Products designs, packages and markets unique chiller systems utilizing the Nauticon evaporative condensers (EV Chillers). Four chiller systems are made available that meet a wide variety of industry requirements for HVAC and refrigeration system installations. EV-Chill: water chillers, namely, water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use.  EV-Cool: air conditioning units utilizing evaporative condensers for commercial and industrial use.  EV-Dry: dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use.  EV-Frig: refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. There is no competition from one manufacturer with this range of chillers using the patented Nauticon evaporative condensers.  Most of the 6 –7 industry vendor’s including the large manufacturers such as Carrier, Trans and York are well established and have substantially greater financial and other resources. But no one has the specific patented features of the Nauticon unit and the unique design features of the EV Chiller line of products.

HVAC Systems – PowerCold’s Ultimate Comfort Systems owns the exclusive U.S. technology rights for an integrated piping technology system for heating, ventilating and air conditioning systems (HVAC). The first principle of the patented HVAC system are the existing pipes, as the delivery system, to provide hot and chilled water to individual fan coil units. The proprietary technology is designed to utilize the fire sprinkler piping to circulate the cooling water around the building.  In addition, the domestic hot water lines also distribute heating energy.

The dual use of the piping system provides cost effective, high quality, compressor-free systems to the hospitality industry.  Guess rooms offer the precise comfort of four-pipe air conditioning without the capital cost expense.  Installation and construction costs are comparable to conventional through-the-window Position Terminal Air Conditioners (PTAC) units.  The Ultimate Comforts System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling. High quality chiller systems, manufactured by PowerCold Products provide even more economical installations with their energy efficient design features and unsurpassed reliability and maintainability. PowerCold’s HVAC system provides energy saving operating advantages; as electric deregulation increases the cost of operating air conditioning, its efficient use of energy provides an increasing competitive cost advantage.

Competition - There is no competition from a one-source vendor for the specialized hospitality market to support a total integrated HVAC system.  No one has a patent integrated piping system combined with its own evaporative chiller systems including the patent Nauticon evaporative condenser.  Most of the 6 –7 industry vendor’s including the large manufacturers such as Carrier, Trans and York are well established and have substantially greater financial and other resources to produce a chiller system. But no one has the specific patented features to produce and install a complete turn key HVAC system; a patented integrated piping system, patented Nauticon evaporative condensers, and the unique design features of the EV Chill product.

PowerCold’s Ultra-Efficient HVAC and Refrigeration Technologies Can Significantly Cut Peak Power Demand and Costs:  Deregulated electricity during the hot summer peak-power-demand-days can cost 10-100 times more than normal. Commercial customers’ demand-surcharges, which are based on their peak-power usage during the 20-30 days per year when temperatures soar to 95° + F, can represent 30-50% of their total electric bill in some parts of the country.  Consequently, reducing peak power demand during these few days could significantly reduce or eliminate surcharge costs.  Commercial air conditioning and refrigeration (accounting for $7 billion of 2000’s $37 billion in peak-power demand costs) are the Company’s initial target markets. America is well entrenched with air condition and refrigeration systems, but there is a great niche market for the Company's unique and innovative evaporative condensers and chiller products. PowerCold and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today to save significant energy costs for an industry that hasn't seen many changes in the last 50 - 60 years.

Rotary Power Natural Gas Engines:

Natural Gas Rotary Engine (NGRE) driven rotating equipment and systems are applicable to a wide variety of industrial uses, and offer customers large savings in electrical costs from both energy and demand savings. A NGRE, providing on-site utilities, burns the minimum annual gas flows required to allow sites to buy “transport” natural gas rather than more expensive commercial gas. The combination of natural gas and electrical energy allows the customer to balance its utility consumption on a daily, weekly, monthly or annual basis. The Company feels that the unique characteristics of natural gas powered engines allows them to successfully compete in market sectors where low maintenance and high speed rotating equipment is predominant or is rapidly taking over the market from older reciprocating equipment.

*

Air conditioning - screw compressors

*

Refrigeration - screw compressors

*

Plant air compression systems - screw compressors

*

Natural Gas compression systems - screw compressors

*

Mobile power units - Permanent Magnet Generators

*

Stationary peaking power supplies – generators

65 Series Natural Gas Engine

The 65 Series twin rotor Natural Gas Rotary Engine is a natural gas engine derived from Mazda Motor Corporations RX-7 automotive rotary engine. The basic block incorporates unique internal parts and features for meeting the 20,000-hour life demanded by the industrial market; i.e., ceramic apex seals, strengthened stationary gears. A more durable water pump and longer life elastomers. The engine is rated at 8OHP on natural gas at 4200RPM. It incorporates an IMPCO natural gas carburetor and specially tuned intake manifold.

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

PROPERTY

The Company owns no properties. Properties are leased on a short-term 3-5 year basis. Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company is aware of the growth potential of its operating facilities and is currently reviewing other offices and plant facilities near respective locations

The La Vernia, Texas office and plant facility is 47,000 sq. ft. and supports administrative, engineering and manufacturing operations. Ultimate Comfort Systems, St. Petersburg, Florida offices is 3,000 sq. ft. and supports administrative and engineering operations. Five sales and marketing offices approximate 5,000 sq. ft. of office space.

ITEM  3.

LEGAL PROCEEDINGS

There are no formal legal proceedings.

ITEM  4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on December 5, 2002 at the Company’s facility in La Vernia, Texas.  Proposal No. 1 was to ratify the selection of Williams and Webster P.S., as the independent auditors of the Company.  Proposal No. 2 was to authorize to vote on other matters. Total voted shares represented by proxy was 13,914,065 and the percentage of the outstanding votable shares was 77.65%.  The outstanding votable shares were 17,018,475. Election results where certified by the Company’s stock transfer agent, Computershare Investor Services.

Proposal No. 1:

For

Against

Abstain

13,891,840

16,100

6,125

Proposal No. 2:

For

Against

Abstain

12,018,402

64,658

1,831,005

PART  II

ITEM  5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDERS MATTERS

(a)  Market Information:

The Registrant’s Common Stock, trading symbol PWCL, is traded on the OTC Electronic Bulletin Board.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

2002  Bid

2002  Ask

High

Low

High

Low

First Quarter

2.50

1.70

2.98

1.74

Second Quarter

2.31

1.44

2.72

1.54

Third Quarter

1.95

1.26

2.05

1.28

Fourth Quarter

1.76

1.32

1.90

1.38

2001  Bid

2001  Ask

High

Low

High

Low

First Quarter

1.28

.59

1.41

.59

Second Quarter

1.31

.66

1.35

.70

Third Quarter

1.25

.71

1.25

.71

Fourth Quarter

2.59

.75

2.59

.80

(b)  Holders:  As of December 31, 2001, there were approximately 785 record holders of the Company's Common Stock.

(c)  The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

During the year ended December 31, 2002, the Company issued 1,658,666 shares of common stock for cash of $2,562,127.  In the same period, 32,000 warrants were exercised at $1.00 per share; 82,562 shares of common stock were issued for compensation at the fair market value of the stock of $0.58 per share; and an additional 440,956 shares of common stock were issued for services at the fair market value of the stock of $1.06 per share.  For the acquisition of Applied Building Technologies, the Company issued 300,000 shares of common stock with a fair market value of $1.50 per share.

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

SUMMARY STATEMENT OF OPERATIONS   (In thousands, except per share data)

Year Ended December 31,

2002

2001

2000

1999

1998

Revenues

$ 1,596

$    882

$     395

$    562

$    442

Operating (loss)

$(3,244)

$(2,248)

$ (1,103)

$(1,199)

$(1,203)

Net Income (loss)

$(4,096)

$(2,328)

$ (1,319)

$ 1,253)

$(1,690)

Net Income (loss) per share

$  (0.24)

$  (0.16)

$   (0.13)

$  (0.18)

$  (0.27)

Weighted average number of shares

17,118

15,005

10,157

7,107

6,377

SUMMARY BALANCE SHEET   (In thousands, except per share data)

Year Ended December 31,

2002

2001

2000

1999

1998

Total assets

$1,695

$2,840

$1,781

$1,634

$ 2,322

Total liabilities

$   635

$   327

$   351

$1,220

$ 1,164

Long term debt

$       0

$       0

$       6

$       0

$        0

Shareholders' equity

$   782

$2,339

$1,255

$   414

$ 1,158

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

GENERAL FINANCIAL ACTIVITY

The Company operations include two wholly owned subsidiary companies with respective operating divisions. PowerCold Products, Inc., supporting all “Cold” related products, and PowerCold Energy Systems, a division that supports all “Power” related products. Ultimate Comfort Systems, Inc., supporting unique, proprietary applications for heating, ventilating and air conditioning systems (HVAC), and Applied Building Technology, a division that supports related design and engineering. Technicold Services, Inc, another wholly owned company, provides engineering consulting services to the air condition, refrigeration and power industries.

PowerCold Products, Inc. – designs, manufactures and markets a proprietary product line of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PowerCold Products supports the Company’s NauticonTM and EV ChillTM product lines by engineering design, manufacturing and packaging its products. PowerCold Products also supports custom refrigeration systems by engineering, designing and packaging special customer orders.  There are proposed alliances with other refrigeration companies, whereas PowerCold Products will package various components adding value for a total turnkey air condition or refrigeration system.

The NauticonTM patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recalculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities’ needs to reduce power demand.  PowerCold has continued to invest and improve the NauticonTM product line over the last two years. During 2002 the NauticonTM product line was greatly expanded with the addition of new products ranging from a single 40-ton evaporative condenser to a single 100-ton unit. The company filed for another patent (third Nauticon patent) on the new 5Ft unit.

The Chiller line of products includes: EV-ChillTM: water chillers, namely, water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use; EV-CoolTM: air conditioning units utilizing evaporative condensers for commercial and industrial use; EV-DryTM: dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use; EV-FrigTM: refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

PowerCold Energy Systems - The Company originally formed Alturdyne Energy Systems to support its natural gas engine driven chillers and its rotary engine business. The name was changed to PowerCold Energy Systems in November 2002. The Company signed a letter of intent in March 2002 to acquire Alturdyne, Inc., a privately owned company that produces natural gas engine driven chillers and custom generator packages. In September 2002, the Company withdrew its acquisition offer and acquired an exclusive license from Alturdyne to manufacture, package, market, develop and use technology and licensed intellectual property natural gas engine driven chillers and the natural gas rotary engine gen-set for a period not to exceed ten years. The Company paid Alturdyne $400,000 as a prepayment against the first $8,000,000 in royalty payments as part of an exclusive license.

The industry is demanding self-powered units for combined heat and power (CHP). The technology and intellectual property licenses granted to us by Alturdyne significantly enhance our ability to offer customers complete packaged solutions for their HVAC and power generation needs.  Alturdyne’s engine driven chillers include standard and custom packaging of natural gas, electric and diesel-fueled engine driven chillers used for HVAC system applications. The licenses for rotary engine generator sets include a family of Wankel and Mazda type rotary internal combustion multi-rotor engines used for pumps, generator, compressors, and auxiliary power units and applications.

Ultimate Comfort Systems, Inc. - On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This technology was then placed into a newly formed wholly owned subsidiary of the Company, Ultimate Comfort Systems, Inc.  This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. During 2001 and 2002 the Company invested over $750,000 supporting engineering and marketing programs for major hotel projects. The company expects that Ultimate Comfort Systems will generate major growth in revenue and profits for this unique proprietary application, which save up to 40% in energy costs.

Applied Building Technology - In August 2002, the Company acquired all the assets of Applied Building Technology, a supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings. This new acquisition gives the Company a major entrée into the vast market for small commercial HVAC systems for national chain accounts.  Increasing power costs and new clean air regulations have forced corporations with chain store operations to focus on energy savings and cleaner air.

The company has recently introduced two new applications to support the national chain store business: The BreezeMaster system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This is a critical application for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is a new proprietary DesertMaster total energy fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from all the public spaces, 24 hours per day seven days per week. The DesertMaster is highly energy efficient, eliminating the need for approximately 20% of additional air conditioning equipment.

During the year ended December 31, 2002, the Company elected to fully dispose of two entities, and dissolved Nauticon, Inc. and Rotary Power Enterprise, Inc. as an operating subsidiary and merged its operations and assets into PowerCold Products, Inc.  Channel Freeze Technologies was dissolved as an operating entity, because the Company is allocating all its resources into its current HVAC product line, and management decided there is limited synergy with the Channel Freeze Technology and does not envision its continued development. Rotary Power Enterprise was dissolved as an operating entity; the Company merged all its assets into PowerCold Energy Systems.  Power Sources was dissolved as an operating entity; the Company did not receive the appropriate sales and revenue due as per its contractual agreement. Management decided to support the co-generation business under PowerCold Energy Systems.

The following table sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

Year Ended December 31,

2002

2001

2000

Revenue

100.0%

100.0%

100.0%

Cost of revenue

78.3

94.1

71.7

Gross margin

21.7

5.9

28.3

Operating expenses

(219.2)

(258.1)

(331.6)

Operating income (loss)

(203.3)

(254.8)

(379.3)

Net income (loss)

(256.6)

(264.0)

(333.9)

Comparable Fiscal 2002, 2001 and 2000 Results

The Company's Consolidated Statements of Operations for the fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 and December 31, 2000:

Total revenue for 2002 increased 80.9% to $1,595,922 from $882,089 for 2001, and in 2000 sales were $395,040; gross profit for 2002 increased 556% to $346,801 from $52,817 for 2001, and in 2000 gross profit was $114,001; operating losses for 2002 increased 44% to ($3,243,717) from ($2,248,282) for 2001, and in 2000 operating losses were ($1,103,388); the net loss for 2002 increased 75.9% to ($4,095,905) and ($0.24) per share from ($2,328,402) and ($0.16) per share for 2001, and in 2000 the net loss was ($1,319,195) and ($0.13) per share. Net loss per share was based on weighted average number of shares of 17,117,692 for 2002, 15,005,371 for 2001 and 10,156,716 for 2000.

Sales for PowerCold Products Nauticon evaporative condenser units were delayed during 2002 because of management’s decision to further enhance the product line to greater capacity and efficiency.  The EV chiller products were therefore affected by this decision because they incorporate the Nauticon units. A new patent (third product patent) was filed for this greatly improved evaporative condenser. Management believes that the added time and development cost spent in 2002 will greatly improve revenues and profits hereafter for the Company’s essential product line that supports most all the Company’s business.  During this ongoing development time approximately $600,000 of the older model units were still produced and sold. Ultimate Comfort Systems continued to generate new orders and produced over $900,000 in revenue from mainly its hotel business. The Company’s new acquisition of the vast market for small commercial HVAC systems for national chain accounts will produce a greater volume of sales that will greatly enhance cash flow. Manufacturing process improved during 2002 by mainly reducing direct labor costs generating a 21.7% profit margin. Profit margins will greatly improve, as sale volume increases, as material and direct labor cost will decrease. A new marketing plan was implemented in September 2002 and additional sales staff was hired. Management believes that the Company is in position to generate substantial new business in 2003, producing greater revenues and profits.

Operating expenses increased due to the sharp 158.6% increase in general and administrative expenses and salaries and benefits.  These increases were primarily attributed to hiring additional office staff and sales personnel for PowerCold Products operations and the start up facility cost for Ultimate Comfort Systems and its new hires. Additional one-time general expenses were incurred with disposing of two subsidiary companies.  Loss from continuing  operations increased 44% due to a one-time $147,204 write-off of inventory and an increase in consulting expenses for financial support services and funding programs. The Company’s total net loss of $4,095,905 for 2002 included a one-time write-off of $852,188 for discontinued operations for the disposed two companies.

The Company's Consolidated Balance Sheet as of December 31, 2002, December 31, 2001 and December 31, 2000: Total current assets decreased 21.4% to $573,859 for 2002 from $729,982 for 2001 and in 2000 current assets were $694,301; total assets decreased 40% to $1,695,199 for 2002 from $2,839,524 for 2001 and in 2000 total assets were $1,780,860; total current  liabilities increased 94.4% to $635,061 for 2002 from $326,618 for 2001 and in 2000 total current liabilities were $350,915; total stockholders' equity decreased 66.5% to $781,635 for 2002 from  $2,339,193 for 2001 and in 2000 total stockholders’ equity was $1,254,819.

Liquidity and Capital Resources:  At December 31, 2002, the Company’s working capital was less than its current liabilities, which included an advance of $196,760 from the Company’s CEO for working capital during the fourth quarter 2002.  Some of the accounts payable are over three years old from a previous subsidiary, and management had attempted to contact vendors to arrange payments. Commitments and contingencies include; $149,820 from vendors that could not be contacted or did not respond to management’s correspondence, and $128,083 for options due for an acquisition. The Company raised $2,594,127 in equity capital in 2002, and subsequently raised $425,000 in the first quarter 2003. The decrease in total assets and stockholders equity was due to the discontinued operations and write off of the two wholly owned subsidiary companies and the unrealized loss of $ 931,200 on investments was due to the reduced value of Rotary Power International securities available for sale.

During the year ended December 31, 2002 the Company issued 1,658,666 shares of common stock for cash of $2,562,127.  In the same period, 32,000 warrants were exercised at $1.00 per share; 82,562 shares of common stock were issued for compensation at the fair market value of the stock of $0.58 per share and an additional 440,956 shares of common stock were issued for services at the fair market value of the stock of $1.05 per share.  For the acquisition of Applied Building Technologies the Company issued 300,000 shares of common stock at $1.50 per share and 175,000 common stock options at $1.50 per share.

In addition 50,000 shares of common stock were rescinded for failure to perform services and 50,000 shares of common stock and 50,000 common stock options were returned and cancelled by the Company when PSI was disposed of and returned to UMRI.

During the year ended December 31, 2001, the Company issued for cash, 1,836,217 shares of common stock with 603,083 warrants attached.  The stock was valued at $1,136,295 and the warrants were valued at $405,480.  These warrants have an average exercise price of $1.10 and expire between May 31, 2002 and December 6, 2003.  An additional 308,603 shares of common stock were issued for cash of $150,833.  The Company issued 85,679 shares of common stock as commissions to various promoters for selling its stock.  This stock was valued at the fair market value of $148,503.  The Company issued 385,500 shares of common stock for consulting services valued at $115,000, general services valued at $25,000 and compensation valued at $56,500.  The Company issued 372,081 shares of common stock to repay loans in the amount of $207,500 and 240,419 common stock shares for interest and financing expenses of $122,250.  Additionally 45,000 common stock shares were issued for $22,500 in prepaid rent, 35,000 shares were issued to satisfy $26,418 of accounts payable and 50,000 common stock shares valued at $108,500 to acquire Power Sources, Inc.

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

Status of Operations:  Management intends to continue to utilize and develop the intangible assets of the Company.  At December 31, 2002, intangible assets and a prepaid royalty comprise a material portion of the Company's assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur. Management believes that its working capital is not sufficient to support its current growth plans for 2003 and plans to raise additional operating capital and establish a line if credit.

Company operating revenues and profits should substantially increase in 2003 due to the restructuring of the organization, which includes additional experienced marketing personnel, and a new enhanced Nauticon product line for PowerCold Products.  Management expects major revenue growth from its wholly owned subsidiary Ultimate Comfort Systems and its newly acquired Applied Building Technology national accounts business. The reorganization of the Company’s two wholly owned subsidiary companies and their respective products will fulfill the Company's current and long term strategic plans.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERCOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

WILLIAMS & WEBSTER PS

Certified Public Accountants

Bank of America Financial Center

W 601 Riverside, Suite 1940

Spokane, WA 99201

(509) 838-5111

POWERCOLD CORPORATION

TABLE OF CONTENTS

December 31, 2002

INDEPENDENT AUDITOR’S REPORT

20

FINANCIAL STATEMENTS

Consolidated Balance Sheets

21

Consolidated Statements of Operations and Comprehensive Loss

22

Consolidated Statement of Stockholders’ Equity

23

Consolidated Statements of Cash Flows

25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27

To the Board of Directors

PowerCold Corporation

La Vernia, Texas

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheets of PowerCold Corporation as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, and comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerCold Corporation as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations.  At December 31, 2002, intangible assets comprise a material portion of the Company's assets.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 11, 2003

POWERCOLD CORPORATION CONSOLIDATED BALANCE SHEETS

December 31,
	2002	2001	2000
		Restated	Restated
CURRENT ASSETS
Cash	$93,372	$290,174	$106,864
Trade accounts receivable, net of allowance	296,179	173,769	38,665
Receivables from related parties	-	1,686	-
Inventory	180,433	241,853	241,272
Prepaid expenses	3,875	22,500	307,500
Total Current Assets	573,859	729,982	694,301
Property and equipment, net	132,622	41,113	19,499
Patent rights and related technology, net	526,716	382,108	459,343
Goodwill, net	16,866	16,866	27,392
Prepaid royalties	400,000	-	-
Securities available for sale	38,800	970,000	-
Deposits and prepaid rent	6,336	9,645	7,705
Total Other Assets	1,121,340	1,419,732	513,939
Net assets from discontinued operations	-	689,810	572,620
TOTAL ASSETS	$1,695,199	$2,839,524	$1,780,860

CURRENT LIABILITIES
Accounts payable and accrued expenses	$345,899	$232,204	$177,725
Commissions and royalty payable	55,067	55,067	42,240
Advances from shareholder	196,760	-	84,203
Notes payable	34,014	36,329	43,328
Current portion of capital lease payable	3,321	3,018	3,419
Total Current Liabilities	635,061	326,618	350,915
CAPITAL LEASE PAYABLE, net of current portion	600	5,413	6,826
COMMITMENTS AND CONTINGENCIES	277,903	168,300	168,300
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, 0
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 18,442,066, 16,027,882 and 12,669,383 shares issued and outstanding,
respectively	18,442	16,027	12,669
Additional paid-in capital	13,644,779	10,210,665	8,243,227
Stock options and warrants	504,998	471,980	-
Accumulated deficit	(13,425,384)	(9,329,479)	(7,001,077)
Accumulated other comprehensive income	38,800	970,000	-
Total Stockholder's Equity	781,635	2,339,193	1,254,819
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,695,199	$2,839,524	$1,780,860

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2002	2001	2000
REVENUES
Product sales	$1,505,890	$814,338	$312,865
Services	90,032	67,751	82,175
Total Revenues	1,595,922	882,089	395,040
COST OF REVENUES
Material	702,828	324,984	162,279
Direct labor	298,784	459,889	84,808
Manufacturing supplies	196,608	25,045	16,994
Shipping and handling	50,901	19,354	16,958
Total Cost of Revenues	1,249,121	829,272	281,039
GROSS PROFIT	346,801	52,817	114,001
OPERATING EXPENSES
Sales, marketing and advertising	280,376	310,961	314,592
Salaries and benefits	1,067,326	592,248	329,952
General and administrative	683,468	84,729	26,246
Travel	185,131	82,653	40,037
Research and development	226,738	451,947	-
Leased equipment	6,703	25,376	-
Legal and accounting	237,916	115,489	46,752
Consulting	553,876	310,000	335,489
Occupancy	108,159	108,599	110,031
Bad debt expense	56,232	22,505	10,379
Depreciation and amortization	91,947	128,192	96,370
Total Operating Expenses	3,497,872	2,232,699	1,309,848
LOSS FROM OPERATIONS	(3,151,071)	(2,179,882)	(1,195,847)
OTHER INCOME (EXPENSES)
Loss on impairment of inventory	(147,204)	-	-
Interest income	5,409	6,512	6,622
Interest and financing expense	(4,391)	(122,250)	(2,763)
Gain on settlement of litigation	-	-	88,600
Other income	53,540	47,338	-
Total Other Income (Expenses)	(92,646)	(68,400)	92,459
LOSS BEFORE INCOME TAX	(3,243,717)	(2,248,282)	(1,103,388)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(3,243,717)	(2,248,282)	(1,103,388)
LOSS FROM DISCONTINUED OPERATIONS	(852,188)	(80,120)	(215,807)
NET LOSS	(4,095,905)	(2,328,402)	(1,319,195)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(931,200)	970,000	-
COMPREHENSIVE LOSS	$(5,027,105)	$(1,358,402)	$(1,319,195)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.24)	$(0.16)	$(0.13)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	$(0.05)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	17,117,692	15,005,371	10,156,716

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

							Stock	Accumulated
	Preferred Stock		Common Stock		Additional		Options	Other	Total
	Number of		Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Warrants	Income	Equity
Balance, January 1, 2000	1,250,000	$1,250	7,876,641	$7,876	$6,034,592	$(5,681,882)	$-	$-	$361,836
Stock issued for cash at an average of
$0.87 per share	-	-	1,329,602	1,330	1,156,670	-	-	-	1,158,000
Stock issued as prepaid consulting
fees at $0.50 per share	-	-	615,000	615	306,885	-	-	-	307,500
Stock issued for services at an average of
$.050 per share	-	-	593,355	593	296,085	-	-	-	296,678
Perferred stock converted to
common stock at par	(1,250,000)	(1,250)	1,354,785	1,355	(105)	-	-	-	1,250
Stock issued in exchange
for technology license at $0.50 per share	-	-	100,000	100	49,900	-	-	-	50,000
Stock issued and options exercised
in exchange for debt at $0.50 per share	-	-	800,000	800	399,200	-	-	-	400,000
Net loss, December 31, 2000	-	-	-	-	-	(1,319,195)	-	-	(1,319,195)
Balance, December 31, 2000	-	-	12,669,383	12,669	8,243,227	(7,001,077)	-	-	1,254,819
Common stock issued for services a$0.59 per share	-	-	42,500	43	24,958	-	-	-	25,000
Common stock issued for consulting services
at $0.50 per share	-	-	230,000	230	114,770	-	-	-	115,000
Common stock issued for conversion of debt
at $0.56 per share	-	-	372,081	372	207,128	-	-	-	207,500
Common stock issued as prepayment of
rent at $0.50 per share	-	-	45,000	45	22,455	-	-	-	22,500
Common stock issued as interest and financing
expense at $0.50 per share	-	-	240,419	240	122,010	-	-	-	122,250
Common stock issued as compensation at
$0.50 per share	-	-	113,000	113	56,387	-	-	-	56,500
Common stock issued for payment of
accounts payable at $0.75 per share	-	-	35,000	35	26,383	-	-	-	26,418
Common stock and options issued for acquisition
of PSI at $2.16 per share	-	-	50,000	50	108,450	-	66,500	-	175,000
Common stock: 2,144,820 shares issued with
603,083 attached warrants for cash at $0.86 per share
and 85,679 shares valued at $1.73 per share
less total issuing costs of $296,142	-	-	2,230,499	2,230	1,284,898	-	405,480	-	1,692,608
Unrealized gain on investments	-	-	-	-	-	-	-	970,000	970,000
Net loss, year ended December 31, 2001	-	-	-	-	-	(2,328,402)	-	-	(2,328,402)
Balance, December 31, 2001	-	$-	16,027,882	$16,027	$10,210,665	$(9,329,479)	$471,980	$970,000	$2,339,193

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

					Stock	Accumulated
	Common Stock		Additional		Options	Other	Total
	Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Warrants	Income	Equity

Balance, December 31, 2001	16,027,882	$16,027	$10,210,665	$(9,329,479)	$471,980	$970,000	$2,339,193

Common stock issued for cash at and average of $1.54	1,658,666	1,660	2,520,492	-	39,975	-	2,562,127
per share less $4,642 for cost of issuance

Common stock issued as compensation at $0.58
per share	82,562	83	47,672	-	-	-	47,755

Common stock issued for services at $1.05
per share	440,956	441	462,309	-	-	-	462,750

Warrants exercised at $1.00 per share	32,000	32	62,341	-	(30,373)	-	32,000

Common stock rescinded for failure to perform	(50,000)	(50)	50	-	-	-	-

Common stock and options rescinded for
acquisition of PSI	(50,000)	(50)	(108,450)	-	(66,500)	-	(175,000)

Common stock and options issued for the acquisition of Applied
Building Technology, Inc. at $1.50 per share	300,000	300	449,700	-	41,416	-	491,416

Common stock options issued under the acquisition agreement
for Ulitmate Comfort Systems	-	-	-	-	48,500	-	48,500

Unrealized loss on investments	-	-	-	-	-	(931,200)	(931,200)

Net loss, year ended December 31, 2002	-	-	-	(4,095,905)	-	-	(4,095,905)

Balance, December 31, 2002	18,442,066	$18,442	$13,644,779	$(13,425,384)	$504,998	$38,800	$781,635

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
		Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,095,905)	$(2,328,402)	$(1,319,195)
Loss from discontinued operations	852,188	80,120	215,807
Net loss from continuing operations	(3,243,717)	(2,248,282)	(1,103,388)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	91,947	128,192	96,370
Bad debt expense	56,232	22,505	10,379
Gain on settlement of litigation	-	-	(88,600)
Impairment of inventory	(147,204)	-	-
Issuance of common stock for services	462,750	196,500	604,178
Issuance of common stock for compensation	47,755	-	-
Issuance of common stock for expenses	-	26,418	108,383
Issuance of common stock for interest and financing	-	122,250	-
Settlement of commitments and contingencies	(18,730)	-	-
(Increase) decrease in assets:
Accounts receivable	(122,410)	(135,104)	103,110
Receivable from related party	1,686	(1,686)	-
Inventories	61,420	(581)	(206,279)
Prepaid expenses	18,625	285,000	(245,858)
Refundable income taxes	53,540	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	113,695	54,479	(214,498)
Accounts payable, related party	-	(10,567)	10,567
Commissions payable	-	12,827	-
Net cash used in operating activities	(2,624,411)	(1,548,049)	(925,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(88,438)	(17,105)	(885)
Deposits	-	-	(7,705)
Prepaid royalties	(400,000)	-	-
Acquisition of subsidiary	(65,000)	-	-
Investment in discontinued operations	(97,423)	(62,196)	(161,545)
Net cash used in investing activities	(650,861)	(79,301)	(170,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(4,510)	(1,814)	(2,527)
Proceeds from issuance of shares under private placement	2,594,127	1,692,608	1,158,000
Repayment of borrowings	(2,315)	(6,999)	-
Proceeds from short-term borrowings, related party	196,760	232,500	97,698
Repayment of short-term borrowings, related party	-	(105,635)	(65,000)
Net cash provided by financing activities	2,784,062	1,810,660	1,188,171

Net increase (decrease) in cash	(491,210)	183,310	92,400
Cash at beginning of year	290,174	106,864	14,464
Cash at end of period	$(201,036)	$290,174	$106,864

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2002	2001	2000
		Restated	Restated
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,430	$2,430	$2,763
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Unrealized gain (loss) on securities available for sale	$(931,200)	$970,000	$-
Issuance of common stock as prepayment for expenses	$-	$22,500	$307,500
Issuance of common stock for compensation	$47,755	$-	$-
Issuance of common stock for services	$462,750	$196,500	$296,678
Issuance of common stock for expenses	$-	$26,418	$108,383
Issuance of common stock for payment of interest and financing expenses	$-	$122,250	$-
Issuance of common stock as stock offering costs	$4,642	$148,503	$-
Issuance of common stock for technology license	$-	$-	$50,000
Issuance of common stock for payment of debt	$-	$207,500	$400,000
Issuance of common stock and options for acquisition	$491,416	$175,000	$-
Stock rescinded in disposition	$(175,000)	$-	$-
Reclassification of deposit to equipment	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PowerCold Corporation, formerly International Cryogenic Systems Corporation, (“the Company”), was incorporated on October 7, 1987 in the State of Nevada.  PowerCold is a solution provider of energy efficient products for the refrigeration, air conditioning and power industries.  The Company operates across many market sectors, from large industrial food processors to small commercial air conditioning systems.  The Company develops, manufactures and markets proprietary equipment to achieve significant electric power cost savings for commercial and industrial firms.  PowerCold's energy efficient and environmentally safe products are designed to reduce power costs for air conditioning, refrigeration and on-site building power.

The Company derives its revenues from three principal product line applications.  The first is a line of evaporative condensers and heat exchange systems for the HVAC and refrigeration industry.  The second is the design and production of unique chiller systems for the HVAC and refrigeration industry.  The third is proprietary applications for the HVAC industry, including, patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.

Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (“ABT”), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings.  ABT’s assets are being transferred into PowerCold’s wholly owned subsidiary, Ultimate Comfort Systems.

On December 1, 2001, Powercold acquired all of the common stock of Power Sources, Inc., (hereinafter “PSI”), a newly formed entity engaged in the development and marketing of cogeneration systems technology.  During the year ended December 31, 2002, the Company disposed of PSI.  See Note 18.

On December 1, 2000, the Company acquired the assets of Ultimate Comfort Systems, Inc., including its technology rights, patent rights (U.S. Patent No. 5,183,102), and license agreement for integrated piping technology for a heating and air conditioning system.  This acquisition gave the Company exclusive, non-transferable United States transfer rights to the aforementioned technology and all related assets.  This technology was then placed into a newly formed, wholly owned subsidiary of the Company, Ultimate Comfort Systems.  See Note 5.

The Company formed Alturdyne Energy Systems, Inc. in September 1999 to support the natural gas engine driven water chiller business.  Subsequent to its formation, the entity has been essentially dormant.  It was dissolved in June 2002.

On May 18, 1998, the Company incorporated a wholly owned subsidiary, Channel Freeze Technologies, Inc., (“CFTI”) to acquire intellectual property rights of Channel Ice Technologies.  During the year ended December 31, 2002, the Company disposed of CFTI.  See Note 18.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On August 4, 1995, the Company acquired Nauticon, Inc., including its related technology and assets for 900,000 shares and 300,000 options (expired July 31, 2000) of the Company’s stock.  The assets currently include U.S. Patent No. 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and U.S. Patent No. 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit.  During the year ended December 31, 2002, Nauticon’s assets, liabilities and operations were absorbed into PowerCold Products, Inc., the Company’s wholly owned subsidiary.

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 5,501,269) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various nonfood products.  This process is accomplished by using a circulating cryogenic liquid in a closed pressurized vessel system.  The patent acquisition was made by issuing 2,414,083 shares of the Company’s common stock.  Two directors of the Company were also directors of the company selling the patent rights.

The financial statements for prior periods have been restated for the disposition of CFTI and PSI.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification & Restatements

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation.  The reclassification principally consists of revised reporting of operating results of discontinued operations in the prior fiscal periods.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  See Note 6.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to related party, trade accounts receivable, accounts payable, accrued expenses and notes payable.  All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2002.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001.  These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.

The Company’s policy is to accrue interest on trade receivables 30 days after invoice date.  A receivable is considered past due if payments have not been received by the Company for 90 days.  The Company endeavors to collect on its accounts or, if collection is unlikely, to repossess the related equipment.

Bad Debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.

Product Warranties

The Company sold the majority of its products to consumers along with one-year unconditional repair or replacement warranties.  Warranty expense is included in cost of sales.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax bases of assets and liabilities using statutory income tax rates in effect for the year in which the differences are expected to reverse.  See Note 15.

Investment in Securities

Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with Financial Accounting Standards Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Trading securities are reported at fair value, with changes in fair value included in earnings.  Available for sale securities are reported at fair value, with net unrealized gains and losses included as a component

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Securities (continued)

of equity.  Held to maturity securities are reported at amortized cost.  Gains and losses on the sale of securities are determined using the specific identification method.  For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred.  Market value is determined based on quoted market prices.  At December 31, 2002, all of the Company’s investment securities were classified as available for sale.  See Note 8.

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

Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (hereinafter “SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.  As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees”, the adoption of SFAS No. 148 has no impact on the Company’s financial condition or results of operations.  See Note 13.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged.  The effect on the Company’s financial statement of the adoption of SFAS No. 146 is reflected in discontinued operations.  See Note 18.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (hereinafter “SFAS No. 145”), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded.  As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, “Accounting for intangible Assets of Motor Carriers,” established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded.  SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company adopted SFAS No. 145 and the adoption did not have a material effect on the financial statements of the Company at December 31, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”).  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  This  standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations to include a “component of an entity” (rather than a segment of a business).  A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective August 1, 2001.  Consequently, the operating results of CFTI and PSI which were disposed of during the year ended December 31, 2002 are included in discontinued operations.  Assets and liabilities of CFTI and PSI have been restated as net assets from discontinued operations for the years ended December 31, 2001 and 2000.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”).  SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets.  The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at December 31, 2002 or 2001.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in an increase in net income of approximately $10,000 in fiscal 2002.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (hereinafter “SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  This standard did not have a material effect on the Company’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others” (hereinafter “FIN 45”).  FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Certain guarantees, including (i)  an original lessee’s guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii)  a parent’s guarantee of a subsidiary’s debt to a third party, and (iii)  a subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition.  These guarantees, however, are subject to the disclosure requirements of the interpretation.  The liability recognition provisions of FIN 45 are applicable to guarantees issued after December 31, 2002.  The disclosure requirements of the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002.  The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have a material impact on its results of operations or financial position.  The Company has adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 31, 2002.

Shipping and Handling Fees and Costs

The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001.  The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $19,489 and $16,955 in 2001 and 2000, respectively.  All amounts in the accompanying consolidated statements of operations and comprehensive loss have been reclassified to reflect this adoption.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company has, however, sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. At December 31, 2002 the Company had a net working capital deficit of $61,202, an accumulated deficit of $13,425,384, and recurring losses from operations, property, equipment and other intangibles and non-current assets comprise a material portion of the Company's assets.  The recovery of these assets is dependent upon achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  Management is actively seeking additional equity financing.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company received $196,760 as a short-term loan from Simco.  See Note 10.

During 2001, Simco was issued 262,500 shares of common stock for payment of loans, interest and financing fees and consulting services.  See Note 12.

During 2000, Simco exercised 400,000 options and converted $400,000 of its loans to the Company into 800,000 shares of the Company’s common stock.  See Note 12.

See Note 10 regarding loans from shareholders.

NOTE 5 – ACQUISITIONS

Acquisition of Applied Building Technology, Inc.

Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (“ABT”), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings.  ABT’s assets are being transferred into PowerCold’s wholly owned subsidiary, Ultimate Comfort Systems.

In consideration for the asset acquisition, (contracts in place and all intellectual property including patents, licenses and copyrights and the rights, title and interest in and to the name Applied Building Technology, Inc.,) the Company paid the owners of ABT $65,000 and 300,000 shares of PowerCold common stock at the fair market value of $450,000.  In addition, PowerCold agreed to issue 175,000 options to the owners of ABT over a 3 year period.  At December 31, 2002, the Company had issued 58,833 common stock options with a fair market value of $41,416 and recorded a commitment of $125,333 for the future issue of the remaining options.  The acquisition was accounted for under the purchase method.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 5 – ACQUISITIONS (continued)

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

Acquired in the transaction were trade receivables of $921,050, which were attributable to December 31, 2001 revenues, with the related assumption of $721,392 of accounts payable.  Also acquired were contracts in place of $331,175 with $281,499 of accounts payable.  The Company also acquired technology rights valued at $222,666.  The assets and liabilities of PSI had been transferred to PSI by UMRI upon the creation of PSI.  PSI had no substantial operations prior to PowerCold’s acquisition.  The Company disposed of its interest in PSI in the year ended December 31, 2002.  See Note 18.

Acquisition of Heating and Air Conditioning System Technology

On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system.  This acquisition gave the Company exclusive, United States transfer rights to the technology and all related assets.  In this transaction, the Company paid $65,000 cash, assumed two lines of credit (described in Note 10), forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock (described in Note 12), granted 150,000 of stock options at $1.00 per share (described in Note 13), and agreed to the payment of royalties at no more than $3,000 per month for one year.  In addition, the Company hired the seller of the technology for an annual salary of $70,000, with annual renewals, based upon performance as defined within the purchase agreement.  This technology was then placed into a newly formed, wholly owned subsidiary of the Company, Ultimate Comfort Systems.  The royalty and employment agreements are no longer in place at December 31, 2002.

Acquisition of Rotary Power Enterprise, Inc.

Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc., which was formed during 1998 for the purpose of developing a new product line for PowerCold.  Rotary Power has been absorbed into PowerCold Products in the year ending December 31, 2002.

NOTE 6 – INVENTORY

Inventories are stated at the lower of average cost or market.  The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 6 – INVENTORY (continued)

Inventories at December 31, 2002, 2001 and 2000 consist of the following:

	December 31, 2002	December 31, 2001	December 31, 2000

Materials inventory	$180,433	$133,432	$132,851
Finished goods inventory	-	108,421	108,421
	$180,433	$241,853	$241,272

Finished goods inventory consists of the specialized quick-freezing unit of the Company’s Channel Freeze Technology, Inc. subsidiary held as of December 31, 2001 and 2000, by PowerCold Products, Inc.  During the year ended December 31, 2002, the Company discontinued Channel Freeze Technologies, Inc. and impaired the quick-freezing unit previously recorded as finished goods inventory.  (See Note 18.)  The Company also recorded an additional loss on impairment of materials inventory of $38,783 as of December 31, 2002.

NOTE 7 – PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment is summarized as follows:

	December 31, 2002	December 31, 2001	December 31, 2000

Machinery and equipment	$139,128	$37,158	$31,342
Prototypes and molds	71,030	71,030	71,030
Furniture and fixtures	38,325	30,480	7,614

Total Property and Equipment	248,483	138,668	109,986

Less: Accumulated Depreciation	115,861	97,555	90,487

Net Property and Equipment	$132,622	$41,113	$19,499

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $18,306, $7,068 and $4,616, respectively.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 7 – PROPERTY, EQUIPMENT AND INTANGIBLES (continued)

The Company’s intangible assets are summarized as follows:

	December 31, 2002	December 31, 2001	December 31, 2000

Patents and related technology	$1,024,250	$822,867	$822,867
Goodwill	105,269	105,269	105,269

Total Intangibles	1,129,519	928,136	928,136

Less: Accumulated Amortization	585,937	529,162	441,401

Net Intangibles	$543,582	$398,974	$486,735

Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $73,641, $121,124 and $91,754, respectively.

NOTE 8 - INVESTMENTS

In 1996, as part of a planned merger which never took place, the Company invested $1,000,000 in Rotary Power International, Inc. (hereinafter “RPI”) in exchange for 2,000,000 shares of RPI’s common stock.  As the Company’s investment in RPI represented more than 20% but less than 50% of RPI’s common stock outstanding, the equity method was used to account for the Company’s interest.  Although the Company advanced additional funds of $216,768 to RPI, deteriorating financial conditions and increasing losses in RPI caused the Company to write off its entire investment in RPI by the end of 1997.

During 2001, the Company’s investment in RPI decreased to less than 20% of RPI’s stock outstanding.  In view of the changed circumstances, the Company’s management elected to recognize its investment in RPI as available-for-sale securities.  As of December 31, 2001, the fair market value of these securities was $970,000.  At December 31, 2002, the fair market value of the securities was reduced to $38,800.  This change in value has been recognized as other comprehensive loss in accordance with SFAS No. 115.

NOTE 9 – ROYALTY PREPAYMENT TO ALTURDYNE, INC.

During the six months ended June 30, 2002, the Company signed a letter of intent to acquire Alturdyne, Inc., a privately held firm.  During the quarter ended September 30, 2002, the Company withdrew its acquisition offer.

PowerCold has paid $400,000 as a prepayment against the first $8,000,000 in royalty payments to be paid to Alturdyne as part of an exclusive license with Alturdyne to manufacture, package, market, develop and use licensed technology and licensed intellectual property for a period not to exceed ten years.  Alturdyne is also obligated to provide PowerCold consulting services of up to one thousand two hundred man-hours for a period not to exceed two years. Thereafter PowerCold shall pay $100 per hour for consulting services received from Alturdyne.  This agreement with Alturdyne was signed in August 2002. The Company has no significant operations planned to utilize these royalties in the next year.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 10 – LOANS PAYABLE

At December 31, 2002, notes payable consisted of a line of credit payable to Royal Bank of Canada for $34,014 U.S.  The Company makes interest only payments on this line of credit which is unsecured.  Interest expense on this loan was $2,430 for the year ended December 31, 2002.

The Company received $196,760 in unsecured advances during 2002 from a shareholder bearing interest at 8% and payable on demand.  No payments were made against the loan (advance) principal during 2002.  The loan is convertible to common stock calculated at 50% of the bid price at the end of the quarter preceding conversion.

At December 31, 2001 and 2000, notes payable consisted of the following:

A note payable to Southtrust Bank, secured by G. Briley, the Company’s president, for $2,315 with an annual interest rate of 14.99%.  This unsecured note was repaid in March 2002.

Two lines of credit were assumed as part of the consideration for the December 2000 acquisition of a technology license and intellectual property.  (See Note 5.)  One line of credit is payable to Royal Bank of Canada for $34,014 U.S., and the second to T. D. Bank for $3,401. The balance of   $1,001 U.S. on the second note was repaid during the year ended December 31, 2001.

In 2001, the Company received $165,000 in loan proceeds from its shareholders.  The unsecured loans, bearing interest at 10%, were repaid before year-end with a combination of $140,000 of common stock and $25,000 of cash.

A note payable to Southtrust Bank, secured by G. Briley, the Company’s president, for $5,913 with an annual interest rate of 14.99%, was paid during the year ended December 31, 2002.

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

December 31, 2002

NOTE 12 – COMMON STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the year ended December 31, 2002, the Company issued 1,658,666 shares of common stock for cash of $2,562,127.  In the same period, 32,000 warrants were exercised at $1.00 per share; 82,562 shares of common stock were issued for compensation at the fair market value of the stock of $0.58 per share; and an additional 440,956 shares of common stock were issued for services at the fair market value of the stock of $1.05 per share.  For the acquisition of Applied Building Technologies, the Company issued 300,000 shares of common stock with a fair market value of $1.50 per share.  See Note 5.

During the year ended December 31, 2002,  50,000 shares of common stock were rescinded for failure to perform services and 50,000 shares of common stock and 50,000 common stock options were returned and cancelled by the Company when PSI was disposed of and returned to UMRI.  See Note 5.

During the year ended December 31, 2001, the Company issued for cash 1,836,217 shares of common stock with 603,083 warrants attached.  The stock was valued at $1,136,295 and the warrants were valued at $405,480.  These warrants have an average exercise price of $1.10 and expire between May 31, 2002 and December 6, 2003.  An additional 308,603 shares of common stock were issued for cash of $150,833.  The Company issued 85,679 shares of common stock as commissions to various promoters for selling its stock.  This stock was valued at the fair market value of $148,503.  The Company issued 385,500 shares of common stock for consulting services valued at $115,000, general services valued at $25,000 and compensation valued at $56,500.  The Company issued 372,081 shares of common stock to repay loans in the amount of

$207,500 and 240,419 common stock shares for interest and financing expenses of $122,250.  Additionally 45,000 common stock shares were issued for $22,500 in prepaid rent, 35,000 shares were issued to satisfy $26,418 of accounts payable and 50,000 common stock shares valued at $108,500 to acquire Power Sources, Inc.  See Note 5.

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

NOTE 13 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ended December 31, 2002, the Company issued 167,500 common stock options with an exercise price of $0.50 per share and a fair market value of $361,875 as compensation.  These options expire from February through August 2005.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 13 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (continued)

The Company issued 108,333 common stock options for acquisitions with a fair market value on the date of grant for $89,916, with an exercise price of $1.00 to $1.50.  The Company also issued 255,000 common stock options for services for the fair market value on the date of grant for $192,100, with an exercise price of $1.50 to $3.00.  These options expire from October 2004 through December 2005.

The board of directors approved the exercise price of the options issued to employees to be discounted because the stock is restricted.

During 2001, the Company authorized and issued 895,000 options at an average exercise price of $0.96 for services, compensation and the acquisition of PSI.  See Note 5.

During 2000, the Company authorized and issued a total of 750,000 options at an average exercise price of $1.20 for investment funding, and 250,000 options at an average exercise price of $0.50 as compensation.

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2002, 2001 and 2000.  The following reflects the Company's pro forma net loss and net loss per share had the Company determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123:

Pro forma net loss and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 are as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net loss as reported	$(4,095,905)	$(2,328,402)	$(1,319,195)
Adjustment required by SFAS 123	(553,975)	(345,277)	(287,273)

Pro forma net loss	$(4,649,880)	$(2,673,679)	$(1,606,468)

Pro forma net loss per share, basic and diluted	$(0.27)	$(0.18)	$(0.16)

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 13 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (continued)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2000	2,947,558	$ 1.01
Granted	1,000,000	0.77
Exercised	(450,000)	0.50
Forfeited	-	-
Expired	(700,000)	2.29
Outstanding and exercisable, December 31, 2000	2,797,558	$ 0.74
Outstanding January 1, 2001	2,797,558	$ 0.74
Granted	895,000	0.96
Exercised	-	-
Rescinded or Expired	-	-
Outstanding and exercisable, December 31, 2001	3,692,558	$ 0.84
Outstanding January 1, 2002	3,692,558	$ 0.84
Rescinded or Expired	(127,500)	.88
Granted	530,833	1.22
Exercised at December 31, 2002	-	1.50
Outstanding and exercisable at December 31, 2002	4,095,891	$ 1.06

Weighted average fair value of options granted during 2002                      $        1.21

The options granted at January 1, 2002 were rescinded in the disposition of PSI.

At December 31, 2002, exercise prices for outstanding options ranged from $0.50 to $1.50.  The weighted average contractual life remaining of such options was 3 years.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options:

Risk-free Interest Rate	4%
Expected Life	1 to 5 years
Expected Volatility	75%

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

All options issued have been approved by the Company’s board of directors but have not been approved by the Company’s shareholders.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 14 – REPORTABLE SEGMENTS

PowerCold currently has four reportable segments: PowerCold Corporation, PowerCold Products (formerly known as RealCold Products, Inc.), Technicold Services, Inc., and Ultimate Comfort Systems, Inc.  Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration technicians and supervisors.  PowerCold Products, Inc. designs and produces unique products for the refrigeration industry.    Ultimate Comfort Systems, Inc. holds the technology rights, patent rights and license agreement for an integrated piping technology for heating and air conditioning systems.  Ultimate Comfort Systems, Inc. also provides consulting services related to this technology and PowerCold Corporation (“Corporate”) provides financial services for its subsidiaries.

Segment information (after intercompany eliminations) for the years ended December 31, 2002, 2001, and 2000 are as follows:

December 31, 2002

December 31, 2001

December 31, 2000

Revenues:

   Corporate

$

                -

$

                -

$

               -

   PowerCold Products, Inc.

     628,217

    531,605

    312,865

   Technicold Services, Inc.

       90,032

      67,751

      82,175

   Ultimate Comfort Systems, Inc.

     877,673

    282,733

                -

Total Revenues

$

  1,595,922

$

    882,089

$

    395,040

Operating income (loss):

   Corporate

$

(2,813,391)

$

(1,109,116)

$

   (562,924)

   PowerCold Products, Inc.

(1,113,179)

(1,016,673)

   (646,500)

   Technicold Services, Inc.

        9,336

        7,295

   (109,771)

   Ultimate Comfort Systems, Inc.

   (178,671)

   (209,908)

                -

Total Operating Loss

$

(4,095,905)

$

(2,328,402)

$

(1,319,195)

Identifiable assets:

   Corporate

$

      728,687

$

  2,011,884

$

  1,019,468

   PowerCold Products, Inc.

      577,966

     650,893

     488,144

   Technicold Services, Inc.

        29,948

       26,318

     120,833

   Ultimate Comfort Systems, Inc.

      358,598

     150,429

     152,415

Total Identifiable Assets

$

   1,695,199

$

  2,839,524

$

   1,780,860

Depreciation and amortization:

   Corporate

$

                  -

$

         7,940

$

         1,234

   PowerCold Products, Inc.

        61,261

       82,855

       83,946

   Technicold Services, Inc.

          9,891

       26,804

       12,090

   Ultimate Comfort Systems, Inc.

        20,795

       10,593

                -

Total Depreciation and Amortization

$

        91,947

$

     128,192

$

       96,370

All of the Company’s assets are held within the United States.

PowerCold's reportable segments are strategic business units that offer different products or services.  They are managed separately because each business requires different technology and marketing strategies.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 15 –INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2002, the Company had net deferred tax assets of approximately $2,400,000, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

The Company had accumulated net operating losses for income tax purposes of approximately $3,400,000 at December 31, 2000.  At December 31, 2001, the Company’s net operating losses increased by approximately $2,200,000.  At December 31, 2002, the Company’s net operating losses increased by approximately $3,800,000.  The Company's net operating loss carryforwards for income tax purposes are approximately $9,400,000, which will expire on various dates through the year 2022.

NOTE 16 – LEASES

Capital Lease

In 1999, the Company acquired a forklift, which was financed through a capital lease.  This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004.  Aggregate yearly maturities of this capital lease for the year ended December 31, 2002 are as follows:

Year Ending December 31,	Amount
2003	$3,321
2004	600

Operating Leases

The Company leases sales offices and plant space in LaVernia, Texas under an operating lease agreement, which expires March 30, 2004.  Total rent expense for the year ended December 31, 2002 was $36,000 and for the year ended December 31, 2001 was $89,999.

The Company’s subsidiary, Technicold Services, Inc. had a one-year lease for office space in San Antonio, Texas.  The rent was $675 per month and the lease expired September 30, 2002.

Future minimum rental commitments are as follows:

Year Ending December 31,	Amount
2003	$36,000
2004	12,000
Total	$48,000

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 17 – LITIGATION

On August 31, 2000, Nauticon, Inc. and its former president agreed upon a full and final settlement of a lawsuit.  This settlement resulted in a gain for the Company of $88,600 which was recorded as other income.

NOTE 18 – DISPOSITION OF CHANNEL FREEZE TECHNOLOGIES, INC. AND POWER SOURCES, INC.

The Company elected to discontinue Channel Freeze Technologies, Inc., (“CFTI”), as an operating entity in 2002 and has returned to CFTI’s previous owners the entity’s patent and intellectual property in exchange for a release from an unpaid liability of $200,000 and a release from any other contingent or future liabilities.  During the year ended December 31, 2002, the Company elected to fully dispose of CFTI and recorded costs associated from discontinued operations of $563,358.

The assets and liabilities disposed of from the discontinued operation of CFTI were as follows:

Manufacturing equipment, net	$ 3,000
Patents and intellectual property, net	665,951
Total Assets	$ 668,951

Account payable	$ 200,000
Assets in excess of liabilities	$ 468,951

During the year ended December 31, 2002, the Company has disposed of Power Sources, Inc. (“PSI”).  The acquired assets and liabilities have been returned to the original owner.  The stock and options given in exchange for the acquisition have been rescinded.  The Company has recorded a net loss on disposition of $288,830 which has been reported as loss from discontinued operations.

The assets and liabilities disposed of from discontinued operations of PSI were as follows:

Cash	$ 879
Accounts receivable	921,050
Notes receivable	13,000
Total Assets	$ 934,929

Accounts payable	$ 791,392
Assets in excess of liabilities	$ 143,537

Costs associated with the disposal of CFTI and PSI were accounted for in discontinued operations.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 19 – RESTATEMENT OF PRIOR YEARS’ FINANCIAL STATEMENTS

In accordance with generally accepted accounting principals, the financial results for subsidiaries disposed of CFTI and PSI are reported as discontinued operations and the Company’s financial results of prior periods were restated.  Condensed results of discontinued operations were as follows:

	December 31, 2002	December 31, 2001	December 31, 2000
Net Sales
CFTI	$-	$-	$-
PSI	-	129,758	-
	-	129,758	-

Loss Before Income Taxes
CFTI	(94,401)	(80,120)	(215,807)
PSI	(145,299)	129,758	-
	(239,700)	(49,638)	(215,807)

Income Tax	-	-	-

Net Loss	$(239,700)	$(49,638)	$(215,807)

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Accounts Payable

The Company has trade accounts payable that date back to 1996.  Management has attempted to contact the underlying vendors to arrange settlement agreements.  Included in the caption

Royalty Agreement

See Notes 5 and 9 regarding royalty agreement.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's fiscal year ending December 31, 2002 and the subsequent period up to the date of the former accountants release, there were no disagreements with the former accountant nor with the current accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope of procedure.

PART  III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company are as follows:

Name

Age

Position

Period Served Since

Francis L. Simola.

64

Chairman of the Board

January 1993

President and CEO

George C. Briley

76

Director, CTO and Secretary

September 1994

President, Technicold Services, Inc.

H. Jack Kazmar

69

Director, COO and Treasurer

October 1998

Dean S. Calton

51

President, PowerCold Products, Inc.

October 1998

Vice President Engineering and Manufacturing

Robert Yoho

66

President, Ultimate Comfort Systems, Inc.

July 2002

Jim Chirieleison

56

Vice President Sales and Marketing

July 2002

Joseph C. Cahill

49

Vice President Administration and Finance

January 2002

Grayling Hofer

45

Corporate Controller and

March 2002

Chief Accounting Officer

A summary of the business experience and background of the Company's officers and directors is set forth below.

Francis L. Simola    Mr. Simola has been Chairman, CEO and President of PowerCold since the Company's inception in January 1993.  Mr. Simola is the founder and President of Simco Group Inc., a private investment company that controls a major interest in PowerCold.

George C. Briley    Mr. Briley has been a director of the PowerCold since September 1994, and is President of Technicold Services, Inc., a PowerCold subsidiary. Mr. Briley has over fifty years experience in engineering and marketing in the refrigeration industry.

H. Jack Kazmar       Mr. Kazmar has been a director of the PowerCold since October 1998. Mr. Kazmar has more than 40 years experience in the commercial heating, ventilation and air conditioning equipment industry.

Dean S. Calton   Mr. Calton has been General Manager, Vice President Engineering and Manufacturing and President of PowerCold Products, Inc. since June 1998. Mr. Calton has over 24 years experience in the refrigeration and air condition industry.

Robert Yoho    Mr. Yoho has been President of Ultimate Comfort Systems Inc. since July 2002. Mr. Yoho has over 30 years experience in the heating, ventilation and air conditioning equipment industry.

Jim Chirieleison   Mr. Chirieleison has been Vice President Sales and Marketing since July 2002. Mr. Chirieleison has over 30 years experience in global sales and marketing in the heating, ventilation and air conditioning equipment industry.

Joseph C. Cahil     Mr. Cahill has been Vice President Administration and Finance since January 2002. Mr. Cahill has over 22 years experience as a senior executive for a co-generation business and a chemical company.

Grayling Hofer    Mr. Hofer has been Corporate Controller and Chief Accounting Officer since March 2002. Mr. Hofer has over 14 years experience in accounting, and 10 years with manufacturing and distribution.

Directors of the Company are elected every three years.  Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company. All Company Directors and Officers have devoted 100% of their time for PowerCold’s daily operating activities during the last fiscal year 2002.

ITEM 11.

EXECUTIVE COMPENSATION

No executive officer of the Company received any compensation greater than $72,000 for 2002. Mr. Briley received less than $40,000 from Technicold Services, Inc. for consulting services.  Simco Group/ Simola received 120,000 shares of common restricted stock for services rendered the Company, and received $60,000 related to payment due for corporate operating and office administrative expenses. No officer of the Company was paid by any other source other than PowerCold for time that was actually spent in furtherance of PowerCold’s affairs.

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

634,602

3.44%

17 Pembroke Lane

San Antonio, TX. 78240

H. Jack Kazmar

262,000

1.42%

36 West Beechcroft Road

Short Hills, NJ 07078

Francis L. Simola and (3)

1,092,432

5.92%

Veronica M. Simola

9408 Meadowbrook Ave.

Philadelphia, Pa. 19118

Simco Group, Inc. (4)

1,800,664

9.76%

1800 E. Sahara, Suite 107

Las Vegas, Nevada 89104

Henry N. Sanborn

1,336,956

7.25%

505 Charles Street Avenue

Towson, MD 21204

Total Common Stock

5,126,654

27.79%

(1)  The nature of beneficial ownership for all shares is sole voting and investment power.

(2)  The per cent of class is all common stock and preferred stock.

(3)  Includes minor children

(4)  Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (“Simco”), a separate legal entity wholly-owned by the Company's chairman and chief executive officer.

During the year ended December 31, 2002 the Company received $196,760 as a short-term loan from Simco Group.

During 2001, Simco Group was issued 262,500 shares of common stock for payment of loans, interest and financing fees and consulting services.

During 2000, Simco Group converted $400,000 of its loans to the Company into 800,000 shares of the Company’s common stock.  See Note 11.

During 1999, the Company’s directors received an annual payment of $2,500 for directors’ fees.  After 1999, the directors were not compensated.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/President.  Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/President about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND /PRESIDENT CERTIFICATIONS.

Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO/President.  The second form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/President, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO/President, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION.

The CEO/President evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.  Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls.  This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO/President require that the CEO/President disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report.  In the professional  auditing literature, "significant deficiencies"  are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

In accordance with SEC requirements, the CEO/President noted that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO/President has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to PowerCold Corp. and its subsidiaries is made known to management, including the CEO/President, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART  IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List the following documents filed as a part of the report:

Financial Statements exhibited herein the Form 10-K Annual Report and are filed as a part hereof:

Independent Auditors' Reports:

Report on the 2002 Financial Statements

Consolidated Financial Statements:

Balance Sheets – December 31, 2002, 2001 and 2000

Statements of Operations – Years ended December 31, 2002, 2001 and 2000

Statements of Stockholders’ Equity – Years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows – Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(b)   Reports on Form 8-K:

8 -K  April 5, 2002

Alturdyne Letter of Intent

8 -K  June 28, 2002

Corporate Reorganization

8 -K  August 1, 2002

Applied Building Technology Acquisition

8 -K  August 9, 2002

Alturdyne Termination

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

By:  /s/ Francis L. Simola

Francis L. Simola

President and Chief Executive Officer

Chief Financial Officer

Dated: March 24, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/ Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated: March 24, 2003

By:  /s/ George C. Briley

George C. Briley

Director and Secretary

Chief Technology Officer

Dated: March 24, 2003

By:  /s/ H. Jack Kazmar

H Jack Kazmar

Director and Treasurer

Chief Operating Officer

Dated: March 24, 2003

CERTIFICATIONS

I, Frank Simola certify that:

1. I have reviewed this Annual report on Form 10 K of  PowerCold Corp.

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that  material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

c)  presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

/s/ Francis L. Simola

--------------------------------------------------

Francis L. Simola, President and CEO