Form 10-Q
period 2003-03-31
POWERCOLD CORP
filed 2003-05-14
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: April 30, 2003

Estimated average burden

hours per response . . 117.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission File Number: 333-19584

POWERCOLD CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA

23-2582701

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

115 CANFIELD ROAD

LA VERNIA, TEXAS

78121

(Address of principal executive offices)

(Zip Code)

210-659-8450

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   [  ] Yes    [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 19,202,066 shares outstanding at March 31, 2003.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

INDEX

Page

PART I.

FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Condensed Notes to Consolidated Financial Statements

6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

9

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

13

Item 4.

Controls and Procedures.

13

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

16

Item 2.

Changes in Securities.

16

Item 3.

Defaults Upon Senior Securities.

16

Item 4.

Submission of Matters to a Vote of Security Holders.

16

Item 5.

Other Information.

16

Item 6.

Exhibits and Reports on Form 8-K.

16

Signature

17

Certification

18

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,

	2003	2002	2001
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$ 97,686	$ 93,372	$ 290,174
Trade accounts receivable, net of allowance	1,007,260	296,179	173,769
Receivables from related parties	-	-	1,686
Inventory	153,109	180,433	241,853
Prepaid expenses	92,000	3,875	22,500
Total Current Assets	1,350,055	573,859	729,982
OTHER ASSESTS
Property and equipment, net	128,737	132,622	41,113
Patent rights and related technology, net	504,658	526,716	382,108
Goodwill, net	16,866	16,866	16,866
Prepaid royalties	400,000	400,000	-
Securities available for sale	19,317	38,800	970,000
Deposits and prepaid rent	16,489	6,336	9,645
Total Other Assets	1,086,067	1,121,340	1,419,732
Net assets from discontinued operations		-	689,810
TOTAL ASSETS	$ 2,436,122	$ 1,695,199	$ 2,839,524

LIABILITIES AND STOCKHOLDER' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 945,967	$ 345,899	$ 232,204
Commissions and royalty payable	55,067	55,067	55,067
Advance from shareholder	201,760	196,760	-
Note payable	34,014	34,014	36,329
Current portion of capital lease payable	3,018	3,321	3,018
Total Current Liabilities	1,239,826	635,061	326,618

CAPITAL LEASE PAYABLE, net of current portion	326	600	5,413
COMMITMENTS AND CONTINGENCIES	271,203	277,903	168,300

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value: 5,000,000 shars authorized, 0
shares issued and outstanding	-	-	-
Common stock, $0.001 par value:200,000,000
share authorized, 19,202,066, 18,442,066 and 16,027,882
share issued and outstanding, respectively	19,203	18,442	16,027
Additional paid-in capital	14,189,020	13,644,779	10,210,665
Stock options and warrants	504,998	504,998	471,980
Accumulated deficit	(13,807,771)	(13,425,384)	(9,329,479)
Accumulated other comprehensive income	19,317	38,800	970,000
Total Stockholder's Equity	924,767	781,635	2,339,193
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,436,122	$ 1,695,199	$ 2,839,524

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31

	2003	2002	2001
	Unaudited	Unaudited/Restated	Unaudited/Restated

REVENUES
Product Sales	$ 1,081,507	$ 327,587	$ 247,004
Services	30,827	23,163	42,340
Total Revenues	1,112,334	350,750	289,344

COST OF REVENUES	919,478	287,130	149,691

GROSS PROFIT	192,856	63,620	139,653

OPERATING EXPENSES
Sales, marketing and advertising	95,934	138,286	130,716
General and administrative	454,127	637,957	278,926
Depreciation and amortization	25,068	27,967	23,360
Total Operating Expenses	575,129	804,210	433,002

LOSS FROM OPERATIONS	(382,273)	(740,590)	(293,349)

OTHER INCOME (EXPENSES)
Royalty income	-	-	44,785
Interest income	60	(1,572)	1,996
Interest and financing expense	(242)	-	(55,834)
Other Income	68	-	-
Total Other Income (Expense)	(114)	(1,572)	(9,053)

LOSS BEFORE INCOME TAX	(382,387)	(742,162)	(302,402)

INCOME TAX EXPENSES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(382,387)	(742,162)	(302,402)

LOSS FROM DISCONTINUED OPERATIONS		(15,502)	(25,488)

NET LOSS	(382,387)	(757,664)	(327,890)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(19,483)	(485,000)	-

COMPREHENSIVE LOSS	$ (401,870)	$ (1,242,664)	$ (327,890)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED, CONTINUING OPERATIONS	(0.02)	(0.24)	(0.16)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	-	nil	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	19,002,066	16,256,567	15,005,371

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOILDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2003	2002	2001
	Unaudited	Unaudited/Restated	Unaudited/Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (382,387)	$ (757,664)	$ (302,402)
Loss from discontined operations	-	15,502	25,488
Net loss of continuing operations	(382,387)	(742,162)	(276,914)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25,068	27,427	23,360
Issuance of common stock for services	120,000	178,750	20,000
Issuance of common stock for compensation	-	30,000	-
Issuance of common stock for current debt	-	-	26,418
Issuance of common stock for interest and financing	-	-	53,000
(Increase) decrease in assets:
Accounts receivable	(711,081)	(76,554)	(78,631)
Receivable from related party	-	(11,314)	-
Inventories	27,324	(33,188)	23,409
Prepaid expenses	(88,125)	(67,500)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	600,068	67,913	10,683
Accounts payable, related party	-	-	2,782
Deferred Revenue	-	-	43,000
Commissions payable	-	-	8,383
Cash used by discontinued operations	-	(1,560)	(36,909)
Net cash used in operating activities	(409,133)	(628,188)	(181,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(61,661)	(6,625)
Deposits	(10,153)	(8,201)	(1,265)
Prepaid royalties	-	(250,000)	-
Net cash used in investing activities	(10,153)	(319,862)	(7,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(577)	(1,544)	(667)
Principal payments on long-term debt	-	(2,315)	-
Proceeds from issuance of shares under private placement	425,000	2,015,407	-
Repayment of borrowings	-	-	(826)
Proceeds from short-term borrowings	5,000	-	155,000
Repayment of short-term borrowings, related party	(5,823)	(16,058)	(43,290)
Net cash provided by financing activities	423,600	1,995,490	110,217

Net increase (decrease) in cash	4,314	1,047,440	(79,092)

Cash at beginning of year	93,372	290,174	106,864
Cash at end of period	$ 97,686	$ 1,337,614	$ 27,772

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ 810
Income texas paid	$ -	$ -	$ -
NON-CASH TRANSACTIONS:
Unrealized gain(loss) on securities available for sale	$ (19,483)	$ (485,000)	$ -
Issuance of common stock for compensation	$ -	$ 208,750	$ 45,000
Issuance of common stock for services	$ 120,000	$ -	$ 45,000
Issuance of common stock for expenses	$ -	$ -	$ 26,418
Issuance of common stock for payment of interest and financing expenses	$ -	$ -	$ 53,000
Issuance of common stock and stocl offering costs	$ -	$ -	$ 50,000

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1 –BASIS OF PRESENTATION

The foregoing unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2002.  In the opinion of management, the unaudited consolidated interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses and at December 31, 2002 had an accumulated deficit of $13,425,384.  For the three months ended March 31, 2003, the Company sustained a net loss of $382,387. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 2 – THE COMPANY

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 2 – THE COMPANY (CONTINUED)

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

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 5,501,269) and related engineering and technology to a process of quick-freezing food products, and cleaning and treating various nonfood products.  This process is accomplished by using a circulating cryogenic liquid in a closed pressurized vessel system.  2,414,083 shares of the Company’s common stock was issued for the patent acquisition.  Two directors of the Company were also directors of the company selling the patent rights.

The financial statements for prior periods have been restated for the disposition of CFTI and PSI.

NOTE 3 – COMMON STOCK

During the quarter ended March 31, 2003 the company issued 600,000 shares  of  common stock for cash of $425,000 and 160,000 shares of common stock with a fair  market value of $120,000 for services.

Note 4 – STOCK OPTIONS

There were no options issued this quarter and 300,000 options were exercised for cash.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

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

GENERAL FINANCIAL ACTIVITY

PowerCold® Corporation operations include two wholly owned subsidiary companies with respective operating divisions. PowerCold Products, Inc., supporting all “Cold” related products, and PowerCold Energy Systems, a division that supports all “Power” related products. PowerCold ComfortAir Solutions, Inc. (previous name was Ultimate Comfort Systems. Inc.), supporting unique, proprietary applications for heating, ventilating and air conditioning systems (HVAC), and Applied Building Technology, a division that supports related design and engineering. Technicold Services, Inc, another wholly owned company, provides engineering consulting services to the air condition, refrigeration and power industries.

PowerCold Products, Inc. – designs, manufactures and markets a proprietary product line of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PowerCold Products supports the Company’s Nauticon™ and EV Chill™ product lines by engineering design, manufacturing and packaging its products. PowerCold Products also supports custom refrigeration systems by engineering, designing and packaging special customer orders.  There are proposed alliances with other refrigeration companies, whereas PowerCold Products will package various components adding value for a total turnkey air condition or refrigeration system.

The Nauticon® patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recalculating packages and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities’ needs to reduce power demand.  PowerCold has continued to invest and improve the Nauticon™ product line over the last two years. During 2002 the Nauticon™ product line was greatly expanded with the addition of new products ranging from a single 40-ton evaporative condenser to a single 100-ton unit. The company filed for another patent (third Nauticon patent) on the new 5Ft unit.

The Chiller line of products includes: EV-Chill™: water chillers, namely, water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use; EV-Cool™: air conditioning units utilizing evaporative condensers for commercial and industrial use; EV-Dry™: dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use; EV-Frig™: refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

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

PowerCold ComfortAir Solutions, Inc. - On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This technology was then placed into a newly formed wholly owned subsidiary of the Company, previously called Ultimate Comfort Systems, Inc.  This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. During 2001 and 2002 the Company invested over $750,000 supporting engineering and marketing programs for major hotel projects. The company expects that PowerCold ComfortAir Solutions will generate major growth in revenue and profits for this unique proprietary application, which save up to 40% in energy costs.

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

The company has recently introduced two new applications to support the national chain store business: The BreezeMaster™ system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This is a critical application for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is a new proprietary DesertMaster™ total energy fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from all the public spaces, 24 hours per day seven days per week. The DesertMaster is highly energy efficient, eliminating the need for approximately 20% of additional air conditioning equipment.

The Company recently received formal Certificate of Registrations from The U.S. Patent and Trademark Office for both PowerCold® and Nauticon®.  The Company recently applied for Registered trademarks for BreezeMaster™ and DesertMaster™.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

RESULTS OF OPERATIONS – First Quarter 2003

The Company's Consolidated Statements of Operations for the first quarter ended March 31, 2003 compared to the first quarter ended March 31, 2002:

Total Revenue for the three months period ended March 31, 2003 increased $761,584 to $1,112,334, a 217% increase from $350,750 for the same period ended March 31, 2002.

Operating Loss for the three months period ended March 31, 2003 decreased 48.4% to $382,273 from $740,590 for the same period ended March 31, 2002.

Net Loss for the three months period ended March 31, 2003 decreased 49.5% to $382,387 from $757,664 for the same period ended March 31, 2002.

Net Loss per share for the three months period ended March 31, 2003 decreased 91.7% to ($0.02) per share from ($0.24) for the period ended March 31, 2002.

Net loss per share was based on weighted average number of shares of 19,002,066 for March 31, 2003 compared to 16,256,567 for the same three-month period ended March 31, 2002.

The Company’s sales and revenue continue to grow due to the increased volume of customer proposals.  Current revenue backlog is over $1.5 million. Consolidated revenues for the quarter where $1,112,334, setting a record for quarterly revenues.  This is an increase of  $761,584 from the $350,750 for the same period last year.

PowerCold ComfortAir Solutions (PCAS) market for commercial HVAC systems for national chain store accounts continue to expand to (9) nine chains for engineering design for new and retrofit stores. PCAS has generated over $3 million new engineering design proposals for its hotel business, and is rapidly expanding into extended care facilities. Fueled by increased revenues from national chain stores and hotels PCAS recorded over a million dollars in revenues for the quarter ending March 31, 2003, exceeding its revenue for the entire previous fiscal year.  With new orders from a more diversified customer base being received at a record pace bookings for the quarter also reached an all-time high.

PowerCold Products PCP) sales and backlog continue to grow, as demand for evaporative condensers continue to expand worldwide.  PCP has generated new sales proposals for its Nauticon® product line during the first quarter that includes over $700,000 for the U.S. and over $500,000 for oversees.  At quarter end activities for both domestic and internal customers began to increase.

Technicold Services revenues where basically unchanged from the same quarter last year.

Manufacturing process continued to improve during the first quarter. Company profit margins will continue to improve, as sale volume increases, and material and direct labor cost decrease.  PowerCold ComfortAir Solutions was profitable by $54,864 for Q1, and profits are expected to increase hereafter.

A new patent (third Nauticon® patent) was filed last quarter 2002 for an enhanced evaporative condenser.  Management believes that the added time and development cost spent in 2002 will greatly improve revenues and profits hereafter for the Company’s essential product line that supports most all the Company’s business.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

Operating expenses decreased 28.5% for Q1 due to tighter management controls relating to general and administrative operations. Operating results from continuing operations for the quarter improved by $358,317 due largely to higher revenues, and aggressive cost reduction.  The loss for the quarter was narrowed to $382,387 as opposed to $757,644 for the same period last year.  Cost reductions where led by reductions in R & D expenditures, as the product development has nearly been completed. At quarter end the companies have begun the progression from the R & D stage to the production and sales stages for several new products, as shown by a shift in costs.

The Company's Consolidated Balance Sheet as of the first quarter ended March 31, 2003 compared to year ending December 31, 2002.

Total current assets increased to $1,350,055 for the first quarter ended March 31, 2003 compared to $573,859 for the year ending December 31, 2002. Total assets increased to $2,436,122 for the first quarter ended March 31, 2003 compared to $1,695,199 for the year ending December 31, 2002. Total liabilities increased to $1,239,826 for the first quarter ended March 31, 2003 compared to $635,061 for the year ending December 31, 2002. Total stockholders' equity increased to $924,767 for the first quarter ended March 31, 2003 compared to $781,635 for the year ending December 31, 2002.

The increase in assets and liabilities was mainly due to the rise of accounts receivable and accounts payable at the end of Q1. Commitments and contingencies of $271,203 are from old outstanding accounts payable from the previous RealCold products and Nauticon operations. Management believes that these contingency debts will be written off over time.

During the quarter ended March 31, 2003 the company issued 300,000 shares of  common stock and converted 300,000 stock options for cash of $450,000 and 160,000 shares of common stock with a fair  market value of $120,000 for services.  There were no options issued during the first quarter.

Liquidity and Capital Resources:  At March 31, 2003, the Company’s working capital increased to $110,229 from a negative position at December 31, 2002. The financial condition of the corporation continued to improve in the first quarter.  Inventory movement increased as the demand for product increased.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should allow a continued reduction in inventory levels and a reduction the cost of product.  Record quarterly sales drove accounts receivable to new levels, while accounts payables increased proportionality.

Status of Operations:  Management intends to continue to utilize and develop the intangible assets of the Company. At March 31, 2003, intangible assets comprised a majority of the Company's assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  Management believes that its working capital is not currently sufficient to support its growth plans for 2003, and is seeking additional funding and a line of credit with financial institutions.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

ITEM 3:

QUQNTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKRT RISK

At the present time, the Company has no exposure to market risk sensitive instruments entered into for trading purposes and instruments related to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks, such as equity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO CERTIFICATIONS.

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO.  The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION.

The CEO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.  Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls.  This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO require that the CEO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report.  In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to PowerCold Corporation, Inc. and its subsidiaries is made known to management, including the CEO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2003

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits and Reports on Form 8-K.

(a)  Exhibits

No.

Description

99.1

Certification of Chief Executive Officer and Principal

Financial Officer Pursuant to 18 U.S.C. 1350.

(b)  Reports on Form 8-K relating to the quarter ended March 31,2003

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2003

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: May 13, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Francis L. Simola, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PowerCold Corporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ Francis L. Simola

Francis L. Simola

Date: May 13, 2003