Form 10-Q
period 2003-06-30
POWERCOLD CORP
filed 2003-08-05
CIK 827055

OMB APPROVAL

OMB Number: 3235-0070

Expires: April 30, 2003

Estimated average burden

hours per response . . 117.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2003

or

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

(830) 779-5213

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 20,777,866 shares outstanding at June 30, 2003.

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

JUNE 30, 2003

INDEX

Page

PART I.

FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations – Three Months

4

Consolidated Statements of Operations – Six Months

5

Consolidated Statement of Stockholders' Equity

6

Consolidated Statements of Cash Flows

8

Condensed Notes to Consolidated Financial Statements

9

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

12

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

16

Item 4.

Controls and Procedures.

16

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

19

Item 2.

Changes in Securities.

19

Item 3.

Defaults Upon Senior Securities.

19

Item 4.

Submission of Matters to a Vote of Security Holders.

19

Item 5.

Other Information.

19

Item 6.

Exhibits and Reports on Form 8-K.

19

Signature

20

Certification

21

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

June 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002	2001
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$ 849,132	$ 93,372	$ 290,174
Trade accounts receivable, net of allowance	2,709,859	296,179	173,769
Receivables from related parties	-	-	1,686
Inventory	193,976	180,433	241,853
Prepaid expenses	60,000	3,875	22,500
Total Current Assets	3,812,967	573,859	729,982
OTHER ASSESTS
Property and equipment, net	125,441	132,622	41,113
Patent rights and related technology, net	485,049	526,716	382,108
Goodwill, net	-	16,866	16,866
Prepaid royalties	400,000	400,000	-
Securities available for sale	19,317	38,800	970,000
Deposits and prepaid rent	19,469	6,336	9,645
Total Other Assets	1,049,276	1,121,340	1,419,732
Net assets from discontinued operations	-	-	689,810
TOTAL ASSETS	$ 4,862,243	$ 1,695,199	$ 2,839,524

LIABILITIES AND STOCKHOLDER' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,008,986	$ 345,899	$ 232,204
Deferred revenue	201,801	-	-
Commissions and royalty payable	12,827	55,067	55,067
Advance from shareholder	157,236	196,760	-
Note payable	34,014	34,014	36,329
Current portion of capital lease payable	2,726	3,321	3,018
Total Current Liabilities	2,417,590	635,061	326,618

CAPITAL LEASE PAYABLE, net of current portion	-	600	5,413
COMMITMENTS AND CONTINGENCIES	128,332	277,903	168,300

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value: 5,000,000 shares authorized, 0
shares issued and outstanding	-	-	-
Common stock, $0.001 par value:200,000,000
share authorized, 20,777,866, 18,442,066 and 16,027,882
share issued and outstanding, respectively	20,779	18,442	16,027
Additional paid-in capital	15,763,244	13,644,779	10,210,665
Stock options and warrants	504,998	504,998	471,980
Accumulated deficit	(13,992,017)	(13,425,384)	(9,329,479)
Accumulated other comprehensive income	19,317	38,800	970,000
Total Stockholder's Equity	2,316,321	781,635	2,339,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,862,243	$ 1,695,199	$ 2,839,524

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,

	2003	2002	2001
	Unaudited	Unaudited	Unaudited
REVENUES
Product Sales	$ 2,116,053	$ 475,702	$ 109,241
Services	22,923	20,038	24,747
Total Revenues	2,138,976	495,740	133,988

COST OF REVENUES	1,758,372	323,880	92,110

GROSS PROFIT	380,604	171,860	41,878

OPERATING EXPENSES
Sales, marketing and advertising	210,321	86,012	499,785
General and administrative	545,101	756,390	187,478
Depreciation and amortization	46,063	7,140	37,836
Total Operating Expenses	801,485	849,542	725,099

LOSS FROM OPERATIONS	(420,881)	(677,682)	(683,221)

OTHER INCOME (EXPENSES)
Royalty income	-	-	-
Interest income	59	472	1,305
Interest and financing expense	(953)	(3,052)	-
Other Income	237,529	3,495	-
Total Other Income (Expense)	236,635	915	1,305

LOSS BEFORE INCOME TAX	(184,246)	(678,597)	(681,916)

INCOME TAX EXPENSES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(184,246)	(678,597)	(681,916)

LOSS FROM DISCONTINUED OPERATIONS	-	(659,461)	(25,630)

NET LOSS	(184,246)	(1,338,058)	(707,546)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	(368,600)	1,455,000

COMPREHENSIVE LOSS	$ (184,246)	$ (1,706,658)	$ 747,454

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED, CONTINUING OPERATIONS	(0.01)	(0.04)	(0.05)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	-	(0.04)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	19,202,066	16,281,220	13,560,305

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Six Months Ended June 30,
	2003	2002	2001
	Unaudited	Unaudited	Unaudited
REVENUES
Product Sales	3,197,560	$ 803,289	$ 356,245
Services	53,750	43,201	67,853
Total Revenues	3,251,310	846,490	424,098

COST OF REVENUES	2,677,850	611,010	241,801

GROSS PROFIT	573,460	235,480	182,297

OPERATING EXPENSES
Sales, marketing and advertising	317,457	138,286	630,501
General and administrative	988,026	1,564,204	467,244
Depreciation and amortization	71,131	44,175	60,981
Total Operating Expenses	1,376,614	1,746,665	1,158,726

LOSS FROM OPERATIONS	(803,154)	(1,511,185)	(976,429)

OTHER INCOME (EXPENSES)
Royalty income	-	3,495	44,785
Interest income	119	2,044	3,193
Interest and financing expense	(1,195)	(3,052)	(55,726)
Other Income	237,597	-	-
Total Other Income (Expense)	236,521	2,487	(7,748)

LOSS BEFORE INCOME TAX	(566,633)	(1,508,698)	(984,177)

INCOME TAX EXPENSES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(566,633)	(1,508,698)	(984,177)

LOSS FROM DISCONTINUED OPERATIONS	-	(667,723)	(51,259)

NET LOSS	(566,633)	(2,176,421)	(1,035,436)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(19,483)	(368,600)	1,455,000

COMPREHENSIVE LOSS	$ (586,116)	$ (2,545,021)	$ 419,564

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED, CONTINUING OPERATIONS	(0.03)	(0.09)	(0.07)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	-	(0.04)	-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	19,102,066	16,268,893	13,259,614

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Stock	Accumulated
	Common Stock		Additional		Options	Other	Total
	Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Capital	Defict	Warrants	Income	Equity
Balance, January 1, 2001	12,669,383	$ 12,669	$ 8,243,227	$ (7,001,077)	$ -	$ -	$ 1,254,819

Common stock issued for service at $0.59 per share	42,500	43	24,958	-	-	-	25,001

Common stock issued for consulting service at $0.50 per share	230,000	230	114,770	-	-	-	115,000

Common stock issued for conversion of debt at $0.56 per share	372,081	372	207,128	-	-	-	207,500

Common stock issued for prepayment of rent at $0.50 per share	45,000	45	22,455	-	-	-	22,500

Common stock issued as interest and financing expenserent at
$0.50 per share	240,419	240	122,010	-	-	-	122,250

Common stock issued for compensation at $.050 per share	113,000	113	56,387	-	-	-	56,500

Common stock issued for payment of accounts payable at
$0.75 per share	35,000	35	26,383	-	-	-	26,418

Common stock issued for acquisition of PSI at
$2.19 per share	50,000	50	108,450	-	66,500	-	175,000

Common stock: 2,144,820 shares issued with 603,083 attached
warrants for cash at $0.86 per share and 85,679 shares valued
at $1.73 per share less total issuing cost of @296,142	2,230,499	2,230	1,284,898	-	405,480	-	1,692,608

Unrealized gain on investments	-	-	-	-	-	970,000	970,000

Net loss, year ended December 31, 2001	-	-	-	(2,328,402)	-		(2,328,402)

Balance, January 1, 2002	16,027,882	16,027	10,210,666	(9,329,479)	471,980	970,000	2,339,194

Common stock issued for cash at and average of $1.54 per
share less $4,642 for cost of issuance	1,658,666	1,660	2,520,492	-	39,975	-	2,562,127

Common stock issued for compensation at $0.58 per share	82,562	83	47,672	-	-	-	47,755

Common stock issued for services at $1.05 per share	440,956	441	462,309	-	-	-	462,750

Warrants exercised at $1.00 per share	32,000	32	62,341	-	(30,373)	-	32,000

Common stock rescinded for failure to perform	(50,000)	(50)	50	-	-	-	-

Common stock and options rescinded for acquisition of PSI	(50,000)	(50)	(108,450)	-	(66,500)	-	(175,000)

Common stock and options issued for the acquisition of
Applied Building Technology, Inc. at $1.50 per share	300,000	300	449,700	-	41,416	-	491,416

Common stock options issued under the acquisition
agreement for Ultimate Comfort Systems	-	-	-	-	48,500	-	48,500

Unrealized loss on investments	-	-	-	-	-	(931,200)	(931,200)

Net loss, year ended December 31, 2002	-	-	-	(4,095,905)	-	-	(4,095,905)

Balance, January 1, 2003	18,442,066	18,443	13,644,780	(13,425,384)	504,998	38,800	781,637

Exercise of options for cash at an average of $0.50 per share	300,000	300	149,700	-	-	-	150,000

Common stock issued for cash at an average of $0.93 per
share less $4,642 for cost of issuance	300,000	300	274,700	-	-	-	275,000

Common stock issued for services at $0.75 per share	160,000	160	119,840	-	-	-	120,000

Common stock issued for cash at an average of $1.00 per share
and services valued at $25,800	1,575,800	1,576	1,574,224	-	-	-	1,575,800

Unrealized loss on investments	-	-	-	-	-	(19,483)	(19,483)

Net loss, June 30, 2003 (unaudited)	-	-	-	(566,633)	-	-	(566,633)

Balance June 30, 2003 (unaudited)	20,777,866	$20,779	$15,763,244	$(13,992,017)	$504,998	$19,317	$2,316,321

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOILDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2003	2002	2001
	Unaudited	Unaudited/Restated	Unaudited/Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (566,633)	$ (2,176,421)	$ (1,035,436)
Loss from discontinued operations	-	667,723	51,259
Net loss of continuing operations	(566,633)	(1,508,698)	(984,177)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	54,265	44,715	60,982
Impairment of goodwill	16,866	-	-
Forgiveness of debt	(196,324)	-	-
Issuance of common stock for services	145,800	378,750	207,500
Issuance of common stock for compensation	-	30,000	-
Issuance of common stock for current debt	-	-	26,418
Issuance of common stock for interest and financing	-	-	54,000
(Increase) decrease in assets:
Accounts receivable	(2,413,680)	586,916	(54,595)
Receivable from related party	-	1,686	-
Inventories	(13,543)	(38,272)	18,600
Prepaid expenses	(56,125)	9,375	77,893
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,662,139	(619,724)	(872)
Accounts payable, related party	-	-	1,705
Commitments and contingencies	-	(15,096)	-
Deferred Revenue	207,937	-	80,900
Commissions payable	-	-	20,363
Cash used by discontinued operations	-	-	-
Net cash used in operating activities	(1,159,298)	(1,130,348)	(491,283)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,416)	(7,234)	(7,838)
Deposits	(13,808)	5,520	(1,265)
Prepaid royalties	-	(400,000)	-
Investment in discontinued operations	-	(364,743)	(54,713)
Net cash used in investing activities	(19,224)	(766,457)	(63,816)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(1,195)	(3,009)	(1,351)
Principal payments on long-term debt	-	-	-
Proceeds from issuance of shares under private placement	1,975,001	2,131,162	337,500
Repayment of borrowings	(44,524)	(4,505)	(139,979)
Proceeds from short-term borrowings	5,000	-	165,000
Repayment of short-term borrowings, related party	-	-	127,500
Net cash provided by financing activities	1,934,282	2,123,648	488,670
Net increase (decrease) in cash	755,760	226,843	(66,429)
Cash at beginning of year	93,372	290,174	106,864
Cash at end of period	$ 849,132	$ 517,017	$ 40,435

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ 12,726
Income taxes paid	$ -	$ -	$ -
NON-CASH TRANSACTIONS:
Unrealized gain(loss) on securities available for sale	$ (19,483)	$ (368,600)	$ 1,455,000
Issuance of common stock for compensation	$ -	$ -	$ 122,500
Issuance of common stock for services	$ 145,800	$ 408,750	$ 85,000
Issuance of common stock for expenses	$ -	$ -	$ 26,418
Issuance of common stock for payment of interest and financing expenses	$ -	$ -	$ 54,000
Issuance of common stock for prepaid rent	$ -	$ -	$ 22,500
Issuance of common stock as offering costs	$ -	$ -	$ 65,625
Commissions, accounts payable and commitments and contingencies forgiven	$ (196,324)	$ -	$ -

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003

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

Operating results for the six-month ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses and at December 31, 2002 had an accumulated deficit of $13,425,384.  For the three months and six months ended June 30, 2003, the Company sustained a net loss of $184,286 and $566,633 respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003

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

JUNE 30, 2003

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

NOTE 3—FORGIVENESS OF  DEBT

During the quarter ended June 30, 2003 the Company reduced its accounts payable by $196,324, and commission expense by $41,205, which are recorded in the accompanying financial statements as forgiveness of debt.  This accounts payable debt was originally incurred prior to 1996, by one of the former subsidiaries of the Company. The Company has made every effort to contact the creditors of its former subsidiary, in order to establish payment plans.  The amount recorded as forgiveness of debt represents the amount owing to creditors who could not be located, or did not respond to the Company’s inquiries.  If the Company is contacted by any of the creditors of its former subsidiary, regarding legitimate amounts payable, the Company will reinstate the liability at that time.  Since the Company has made every effort to locate the creditors, and has been unsuccessful in this effort, the chances that any of these amounts will ever become payable is remote, and therefore they are not being recorded as contingencies in the accompanying financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

During the six months ended June 30, 2003, the Company experienced a major increase in sales.  This increase resulted in increases in accounts receivable, due to the granting of credit on sales and accounts payable, due to the increase in cost of goods sold. The accounts receivable recorded in the accompanying financial statements are considered, by management, to be substantially collectible, and no allowance for doubtful accounts has been recorded.

NOTE 5 – COMMON STOCK

During the six months ended June 30, 2003 the company issued 2,150,000 shares of common stock for cash of $1,975,000 and 185,800 shares of common stock for services valued at $145,800.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

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

GENERAL FINANCIAL ACTIVITY

PowerCold Corporation operations include two wholly owned subsidiary companies with respective operating divisions. PowerCold Products, Inc., supporting all “Cold” related products, and PowerCold Energy Systems, a division that supports all “Power” related products. PowerCold ComfortAir Solutions, Inc. (previous name was Ultimate Comfort Systems. Inc.), supporting unique, proprietary applications for heating, ventilating and air conditioning systems (HVAC), and Applied Building Technology, a division that supports related design and engineering. Technicold Services, Inc, another wholly owned company, provides engineering consulting services to the air condition, refrigeration and power industries.

PowerCold Products, Inc. – designs, manufactures and markets a proprietary product line of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PowerCold Products supports the Company’s Nautico® and EV Chill™ product lines by engineering design, manufacturing and packaging its products. PowerCold Products also supports custom refrigeration systems by engineering, designing and packaging special customer orders.  There are proposed alliances with other refrigeration companies, whereas PowerCold Products will package various components adding value for a total turnkey air condition or refrigeration system.

The Nauticon® patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, liquid recalculating packages and custom refrigeration products for commercial and industrial use. Nauticon® products can reduce power cost in the air condition and refrigeration industry by up to 40% making these units contribute to the utilities’ needs to reduce power demand.  PowerCold® has continued to invest and improve the Nauticon® product line over the last two years. During 2002 the Nauticon® product line was greatly expanded with the addition of new products ranging from a single 40-ton evaporative condenser to a single 100-ton unit. The company filed for another patent (third Nauticon patent) on the new 5Ft unit.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

RESULTS OF OPERATIONS:

The Company's Consolidated Statement of Operations for the second quarter ended June 30, 2003 compared to the second quarter ended June 30, 2002:

Total Revenue for the three-month period ended June 30, 2003 increased 330% to $2,138,976 from $495,740 for the same quarter the prior year, and for the six-month period ended June 30, 2003 increased 284% to $3,251,310 from $846,490 for the same period the prior year. Second quarter 2003 revenue of $2,138,976 exceeded first quarter 2003 revenue of $1,112,334, an increase of 92%.

Operating Loss for the three-month period ended June 30, 2003 decreased 38% to ($420,881) from ($677,682) for the same quarter the prior year, and for the six-month period ended June 30, 2003 decreased 47% to ($803,154) from ($1,511,185) for the same period the prior year.

Net Operating Losses from continuing operations included one-time charges of  $180,575 and a one-time forgiveness of debt of $237,529. It is expected that quarter operating losses will continue to decline as revenue increases and operating expenses remain the same. PowerCold ComfortAir Solutions second quarter 2003 net profit increased 197% to $163,135 or 7.97% compared to $54,864 or 5.3% for the first quarter 2003.

Net Loss for the three-month period ended June 30, 2003 decreased 73% to ($184,246) from ($678,597) for the same quarter the prior year, and for the six-month period ended June 30, 2003 decreased 62% to ($566,633) from ($1,508,698) for the same period the prior year.

Net Loss Per Share for the three-month period ended June 30, 2003 decreased to ($0.01) form ($0.04) for the same quarter the prior year, and for the six-month period ended June 30, 2003 decreased to ($0.03) from ($0.09) for the same period the prior year. Net loss per share was based on weighted average number of shares of 19,202,066 for period ended June 30, 2003.

The Company’s sales and revenue continued to grow and meet managements projections..  PowerCold ComfortAir Solutions (PCS) trend of triple digit quarterly revenue growth continued, while PowerCold Products (PCP) revenue growth was in double digits.  Quarter operating losses will continue to decline as revenue increases and operating expenses remain the same.

The Company’s sales and revenue continued to grow and meet managements projections..  PowerCold ComfortAir Solutions (PCS) trend of triple digit quarterly revenue growth continued, while PowerCold Products (PCP) revenue growth was in double digits. PowerCold ComfortAir Solutions market for commercial HVAC systems for national chain store accounts continue to expand to (9) nine chains for engineering design for new and retrofit stores. PCS has generated over $5 million in new engineering design proposals for its hotel business and extended care facilities. PowerCold Products sales and backlog continue to grow, as demand for evaporative condensers continue to expand worldwide.  PCP has generated new sales orders overseas and has generated over $1.2 million in proposals for its Nauticon® product line.

Manufacturing process continued to improve during the first quarter producing modules of product build for final assemble. Profit margins will continue to improve, as sale volume increases, and material and direct labor cost decrease.  PowerCold ComfortAir Solutions operating profits exceeded the first quarter and are expected to continually increase hereafter.

A new patent (third Nauticon® patent) was filed last quarter 2002 for an enhanced evaporative condenser. Management believes that the added time and development cost spent in 2002 was justified and will greatly improve revenues and profits hereafter for the Company’s Nauticon® product line.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

Operating expenses remained nearly the same and loss from operations decreased 38% for the second quarter compared to the prior year. PowerCold ComfortAir Solutions second quarter operating expenses increased from the first quarter 2003 because of the addition of new employees and the move to new facilities in Largo, Florida.  Loss from continuing operations was reduced to ($184,246) from ($678,597) from the prior year because of higher revenues, tighter management controls relating to general and administrative, aggressive cost reduction and debt reduction of old accounts payable. The quarter included a one-time write-off of $237,529 resulting in a Net Loss of ($184,246), The loss for the quarter was $494,351 less than the same period last year. Cost reductions where also led by reductions in R & D expenditures, as the product development has nearly been completed for the new Nauticon® product line. The Company continues the progression from R & D stage to the production and sales stages for several new products, as shown by a shift in costs.

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2003 compared to year ending December 31, 2002.

Total current assets increased to $3,812,967 for the second quarter ended June 30, 2003 compared to $573,859 for the year ending December 31, 2002.  Total assets increased to $4,862,243 for the second quarter ended June 30, 2003 compared to $1,695,199 for the year ending December 31, 2002.  Total liabilities increased to $2,417,590 for the second quarter ended June 30, 2003 compared to $635,061 for the year ending December 31, 2002. Total stockholders' equity increased to $2,316,321 for the second quarter ended June 30, 2003 compared to $781,635 for the year ending December 31, 2002.

The increase in assets and liabilities was mainly due to the rise of accounts receivable and accounts payable at the end of the second quarter. Commitments and contingencies reduced to $128,332 from $277,903 are from old outstanding accounts payable from previous subsidiary companies.

During the six months ended June 30, 2003, the Company experienced a major increase in sales.  This increase resulted in increases in accounts receivable, due to the granting of credit on sales and accounts payable, due to the increase in cost of goods sold. The accounts receivable recorded in the accompanying financial statements are considered, by management, to be substantially collectible, and no allowance for doubtful accounts has been recorded

During the quarter ended June 30, 2003 the company issued 1,575,800 shares of common stock for a private placement of $1,550,000 cash and $25,800 for services rendered.

Liquidity and Capital Resources:  At June 30, 2003, the Company’s working capital increased to $1,395,377 from a negative position at December 31, 2002. The financial condition of the corporation continued to improve during the second quarter.  Inventory movement increased slightly but controlled, as the demand for product increased.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should allow a continued controlled reduction in inventory levels and product cost reduction.

Status of Operations:  Management intends to continue to utilize and develop the intangible assets of the Company. At June 30, 2003, intangible assets comprised less than 20% of the Company's assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  Management believes that its working capital is currently sufficient to support its growth plans for the third quarter of 2003, but may need seek additional funding and/or a line of credit to support the Company’s major growth projections.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company, at the present time, has no exposure to market risk sensitive instruments entered into for trading purposes and instruments related to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks, such as equity price risk.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

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

Description

99.1

Certification of Chief Executive Officer and Principal

Financial Officer Pursuant to 18 U.S.C. 1350.

(b)  Reports on Form 8-K relating to the quarter ended June 30,2003

8 -K  June 5, 2003

New Directors

8 -K  June 19, 2003

Private Placement

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2003

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: July 29, 2003

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

Date: July 29, 2003