Form 10-Q
period 2003-09-30
POWERCOLD CORP
filed 2003-11-14
CIK 827055

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 21,233,180 shares outstanding at September 30, 2003.

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

SEPTEMBER 30, 2003

INDEX

Page

PART I.

FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations – Three Months

4

Consolidated Statements of Operations – Nine Months

5

Consolidated Statement of Stockholders' Equity

6

Consolidated Statements of Cash Flows

8

Condensed Notes to Consolidated Financial Statements

10

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

13

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

17

Item 4.

Controls and Procedures.

17

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

20

Item 2.

Changes in Securities.

20

Item 3.

Defaults Upon Senior Securities.

20

Item 4.

Submission of Matters to a Vote of Security Holders.

20

Item 5.

Other Information.

20

Item 6.

Exhibits and Reports on Form 8-K.

20

Signature

21

Index to Exhibits

21

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

September 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION CONSOLIDATED BALANCE SHEETS

	September	December 31,
	2003	2002	2001
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$ 805,804	$ 93,372	$ 290,174
Trade accounts receivable, net of allowance	3,809,014	296,179	173,769
Receivables from related parties	-	-	1,686
Inventory	161,578	180,433	241,853
Prepaid expenses	30,000	3,875	22,500
Total Current Assets	4,806,396	573,859	729,982
OTHER ASSETS
Property and equipment, net	125,411	132,622	41,113
Patent rights and related technology, net	466,040	526,716	382,108
Goodwill, net	-	16,866	16,866
Chiller technology	860,000	400,000	-
Securities available for sale	19,317	38,800	970,000
Deposits and prepaid rent	97,532	6,336	9,645
Total Other Assets	1,568,300	1,121,340	1,419,732
Net assets from discontinued operations	-	-	689,810
TOTAL ASSETS	$ 6,374,696	$ 1,695,199	$ 2,839,524

LIABILITIES AND STOCKHOLDER' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 3,111,975	$ 345,899	$ 232,204
Commissions and royalty payable	21,007	55,067	55,067
Advance from shareholder	92,236	196,760	-
Note payable	34,014	34,014	36,329
Current portion of capital lease payable	2,726	3,321	3,018
Total Current Liabilities	3,261,958	635,061	326,618

CAPITAL LEASE PAYABLE, net of current portion	-	600	5,413

COMMITMENTS AND CONTINGENCIES	128,332	277,903	168,300

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value: 5,000,000 shars authorized, 0
shares issued and outstanding	-	-	-
Common stock, $0.001 par value:200,000,000
share authorized, 21,233,180, 18,442,066 and 16,027,882
share issued and outstanding, respectively	21,234	18,442	16,027
Additional paid-in capital	16,266,319	13,644,779	10,210,665
Stock options and warrants	504,998	504,998	471,980
Accumulated deficit	(13,827,462)	(13,425,384)	(9,329,479)
Accumulated other comprehensive income	19,317	38,800	970,000
Total Stockholder's Equity	2,984,406	781,635	2,339,193
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,374,696	$ 1,695,199	$ 2,839,524

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,
	2003	2002	2001
	Unaudited	Unaudited	Unaudited
REVENUES
Product Sales	$ 2,139,794	$ 435,201	$ 305,527
Services	-	25,258	67,478
Total Revenues	2,139,794	460,459	373,005

COST OF REVENUES	1,355,750	334,349	279,203
GROSS PROFIT	784,044	126,110	93,802

OPERATING EXPENSES
Sales, marketing and advertising	182,707	166,211	67,519
General and administrative	522,555	813,063	329,655
Depreciation and amortization	24,985	18,930	24,048
Total Operating Expenses	730,247	998,204	421,222
INCOME (LOSS) FROM OPERATIONS	53,797	(872,094)	(327,420)

OTHER INCOME (EXPENSES)
Royalty income	-	-	-
Interest income	944	-	1,367
Inventory impairment	-	(143,742)	-
Interest and financing expense	(1,121)	(2,764)	(2,124)
Gain on closure of segment	233,139
Total Other Income (Expense)	232,962	(146,506)	(757)
INCOME (LOSS) BEFORE INCOME TAX	286,759	(1,018,600)	(328,177)

INCOME TAX EXPENSES	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	286,759	(1,018,600)	(328,177)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(14,281)

NET INCOME (LOSS)	286,759	(1,018,600)	(342,458)

OTHER COMPREHENSIVE INCOME (LOSS)	-	(212,400)	(388,000)
Unrealized gain (loss) on investments

COMPREHENSIVE INCOME (LOSS)	$ 286,759	$ (1,231,000)	$ (730,458)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED, CONTINUING OPERATIONS	0.01	(0.08)	(0.05)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	-	-	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	19,812,437	16,281,220	13,560,305

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOILDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Nine Months Ended September 30,
	2003	2002	2001
	Unaudited	Unaudited	Unaudited
REVENUES
Product Sales	5,319,604	$ 1,238,490	$ 661,772
Services	53,750	68,459	135,331
Total Revenues	5,373,354	1,306,949	797,103

COST OF REVENUES	4,033,600	945,358	521,004

GROSS PROFIT	1,339,754	361,591	276,099

OPERATING EXPENSES
Sales, marketing and advertising	500,164	473,292	241,472
General and administrative	1,594,923	2,183,807	1,267,727
Depreciation and amortization	74,955	63,105	70,749
Total Operating Expenses	2,170,042	2,720,204	1,579,948

LOSS FROM OPERATIONS	(830,288)	(2,358,613)	(1,303,849)

OTHER INCOME (EXPENSES)
Royalty income	-	-	44,785
Interest income	1,063	-	-
Inventory impairment	-	(143,742)
Interest and financing expense	(2,316)	(4,649)	(53,290)
Gain from closure of a segment	233,139
Other Income	196,324	-	-
Total Other Income (Expense)	428,210	(148,391)	(8,505)

LOSS BEFORE INCOME TAX	(402,078)	(2,507,004)	(1,312,354)
INCOME TAX EXPENSES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(402,078)	(2,507,004)	(1,312,354)

GAIN (LOSS)FROM DISCONTINUED OPERATIONS	-	(667,723)	(65,540)
NET LOSS	(402,078)	(3,174,727)	(1,377,894)

OTHER COMPREHENSIVE INCOME (LOSS)	(19,483)	(581,000)	1,067,000
Unrealized gain (loss) on investments

COMPREHENSIVE LOSS	$ (421,561)	$ (3,755,727)	$ (310,894)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED, CONTINUING OPERATIONS	(0.02)	(0.23)	(0.02)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	nil	(0.04)	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	19,338,856	16,268,893	13,259,614

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Stock	Accumulated
	Common Stock		Additional		Options	Other	Total
	Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Capital	Defict	Warrants	Income	Equity

Balance, January 1, 2001	12,669,383	$ 12,669	$ 8,243,227	$ (7,001,077)	$ -	$ -	$ 1,254,819

Common stock issued for service at $0.59 per share	42,500	43	24,958	-	-	-	25,001

Common stock issued for consulting service at $0.50 per share	230,000	230	114,770	-	-	-	115,000

Common stock issued for conversion of debt at $0.56 per share	372,081	372	207,128	-	-	-	207,500

Common stock issued for prepayment of rent at $0.50 per share	45,000	45	22,455	-	-	-	22,500

Common stock issued as interest and financing expenserent at
$0.50 per share	240,419	240	122,010	-	-	-	122,250

Common stock issued for compensation at $.050 per share	113,000	113	56,387	-	-	-	56,500

Common stock issued for payment of accounts payable at
$0.75 per share	35,000	35	26,383	-	-	-	26,418

Common stock issued for acquisition of PSI at
$2.19 per share	50,000	50	108,450	-	66,500	-	175,000

Common stock: 2,144,820 shares issued with 603,083 attached
warrants for cash at $0.86 per share and 85,679 shares valued
at $1.73 per share less total issuing cost of @296,142	2,230,499	2,230	1,284,898	-	405,480	-	1,692,608

Unrealized gain on investments	-	-	-	-	-	970,000	970,000

Net loss, year ended December 31, 2001	-	-	-	(2,328,402)	-		(2,328,402)

Balance, January 1, 2002	16,027,882	16,027	10,210,666	(9,329,479)	471,980	970,000	2,339,194

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Stock	Accumulated
	Common Stock		Additional		Options	Other	Total
	Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Capital	Defict	Warrants	Income	Equity
Common stock issued for cash at and average of $1.54 per
share less $4,642 for cost of issuance	1,658,666	1,660	2,520,492	-	39,975	-	2,562,127

Common stock issued for compensation at $0.58 per share	82,562	83	47,672	-	-	-	47,755

Common stock issued for services at $1.05 per share	440,956	441	462,309	-	-	-	462,750

Warrants exercised at $1.00 per share	32,000	32	62,341	-	(30,373)	-	32,000

Common stock rescinded for failure to perform	(50,000)	(50)	50	-	-	-	-

Common stock and options rescinded for acquisition of PSI	(50,000)	(50)	(108,450)	-	(66,500)	-	(175,000)

Common stock and options issued for the acquisition of
Applied Building Technology, Inc. at $1.50 per share	300,000	300	449,700	-	41,416	-	491,416

Common stock options issued under the acquisition
agreement for Ultimate Comfort Systems	-	-	-	-	48,500	-	48,500

Unrealized loss on investments	-	-	-	-	-	(931,200)	(931,200)

Net loss, year ended December 31, 2002	-	-	-	(4,095,905)	-	-	(4,095,905)
Balance, January 1, 2003	18,442,066	18,443	13,644,780	(13,425,384)	504,998	38,800	781,637

Exercise of options for cash at andaverage of $0.50 per share	300,000	300	149,700	-	-	-	150,000

Common stock issued for cash at an average of $0.93 per
share less $4,642 for cost of issuance	300,000	300	274,700	-	-	-	275,000

Common stock issued for services at $0.75 per share	160,000	160	119,840	-	-	-	120,000

Common stock issued for cash at $1.11 per share
and services valued at $ 42, 000	455,384	455	503,075				503,530

Common stock issed for cash at an average of $1.00 per share
and services valued at $25,800	1,575,800	1,576	1,574,224	-	-	-	1,575,800

Unrealized loss on investments	-	-	-	-	-	(19,483)	(19,483)

Net loss, September 30, 2003 (unaudited)	-	-	-	(402,078)	-	-	(402,078)
Balance September 30, 2003 (unaudited)	21,233,250	$21,234	$16,266,319	$(13,827,462)	$504,998	$19,317	$2,984,406

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003	2002	2001
	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(402,078)	$(3,174,677)	$(1,377,894)
Discontinued operations	-	667,673	65,540
	(402,078)	(2,507,004)	(1,312,354)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	74,955	63,105	70,749
Forgiveness of debt	(196,324)	-	-
Bad debt expense	-	194,155	-
Impairment of goodwill	16,866	-	-
Impairment of inventory	-	143,742	-
Issuance of common stock for services	42,000	378,750	234,000
Issuance of common stock for compensation	145,800	30,000	-
Issuance of common stock for interest and financing	-	-	54,000
Settlement of commitments and contingencies	-	(18,480)	-
(Increase) decrease in assets:
Accounts receivable	(3,512,835)	(466,578)	(214,676)
Receivable from related party	-	(1,686)	-
Inventories	(53,145)	(66,384)	27,454
Prepaid expenses	2,802	16,750	92,215
Refundable income taxes	-	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,766,076	276,019	30,805
Accounts payable, related party	-	-	(8,736)
Deferred revenue	-	-	29,426
Commissions payable	(34,060)	-	13,282
Net cash used in operating activities	(1,149,943)	(1,957,611)	(983,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(91,196)	3,309	(1,970)
Purchase of property and equipment	(5,416)	(7,234)	(15,810)
Chiller license and technology	-	(400,000)	-
Acquisition of subsidiary	-	(65,000)	-
Investment in discontinued operations	-	18,248	(22,697)
Net cash provided by (used in) investing activities	(96,612)	(450,677)	(40,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(1,195)	(3,604)	(1,582)
Proceeds from issuance of shares under private placement	2,287,078	2,131,162	1,012,500
Repayment of borrowings	-	(2,315)	(25,000)
Proceeds from borrowing	-	-	165,000
Proceeds from advance from affiliate	30,000	-	192,500
Repayment of short-term borrowings, affiliate	(134,554)	-	(246,268)
Cost of issuance of shares under private placement	-	-	(36,000)
Financing activities provided by closed segment	(222,342)	-	-
Net cash provided by financing activities	1,958,987	2,125,243	1,061,150

Net increase (decrease) in cash	712,432	(283,045)	36,838

Cash at beginning of year	93,372	290,174	106,864

Cash at end of period	$805,804	$7,129	$143,702

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003	2002	2001
	Unaudited	Unaudited	Unaudited

	-	-
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,316	$3,738	$17,850
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Unrealized gain (loss) on securities available for sale	$(19,483)	$(581,000)	$-
Issuance of common stock as prepayment for consulting services	$-	$-	$15,000
Issuance of common stock for prepaid services and compensation	$187,800	$408,750	$234,000
Issuance of common stock for payment of accounts payable	$-	$-	$26,418
Issuance of common stock for payment of interest and financing expenses	$-	$-	$54,000
Issuance of common stock as stock offering costs	$-	$-	$69,625
Issuance of common stock for prepaid rent	$-	$-	$22,500
Issuance of stock for satisfaction of notes payable	$-	$-	$100,000
Issuance of stock for accrued wages	$-	$-	$25,000
Issuance of common stock for acquisition	$-	$200,000	$-
Stock rescinded in disposition	$-	$(175,000)	$-
Inventory exchanged for chiller technology	$460,000	$-	$-
Commissions, accounts payable and commitments and
contingencies forgiven	$(196,324)	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Operating results for the nine-month ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses and at December 31, 2002 had an accumulated deficit of $13,425,384.  For the three months and nine months ended September 30, 2003, the Company had a net profit of $286,759 and a net loss of ($421,561) respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 2 – THE COMPANY

PowerCold Corporation, formerly International Cryogenic Systems Corporation, (“the Company”), was incorporated on October 7, 1987 in the State of Nevada.  PowerCold is a solution provider of energy efficient products for the refrigeration, air conditioning and power industries.  The Company operates across many market sectors, from large industrial food processors to small commercial air conditioning systems.  The Company develops and markets proprietary equipment to achieve significant electric

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 2 – THE COMPANY (CONTINUED)

power cost savings for commercial and industrial firms.  PowerCold's energy efficient and environmentally safe products are designed to reduce power costs for air conditioning, refrigeration and on-site building power.

The Company derives its revenues from three principal product line applications.  The first is a line of evaporative condensers and heat exchange systems for the HVAC and refrigeration industry.  The second is the marketing of unique chiller systems for the HVAC and refrigeration industry.  The third is proprietary applications for the HVAC industry, including, patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.

Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (“ABT”), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings.  ABT’s assets were transferred into PowerCold’s wholly owned subsidiary, Ultimate Comfort Systems.

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

The Company formed Alturdyne Energy Systems, Inc. in September 1999 to support the natural gas engine driven water chiller business.  Subsequent to its formation, the entity has been essentially dormant.  It was dissolved in September 2002.

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

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 5,501,269) and related engineering and technology to a process of quick-freezing food products, and cleaning and treating various

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 2 – THE COMPANY (CONTINUED)

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

NOTE 3—FORGIVENESS OF DEBT

During the quarter ended June 30, 2003 the Company reduced its accounts payable by $196,324, and commission expense by $41,205, which were recorded in the second quarter 2003 financial statements as forgiveness of debt.  This accounts payable debt was originally incurred prior to 1996, by one of the former subsidiaries of the Company. The Company has made every effort to contact the creditors of its former subsidiary, in order to establish payment plans.  The amount recorded as forgiveness of debt represents the amount owing to creditors who could not be located, or did not respond to the Company’s inquiries.  If the Company is contacted by any of the creditors of its former subsidiary, regarding legitimate amounts payable, the Company will reinstate the liability at that time.  Since the Company has made every effort to locate the creditors, and has been unsuccessful in this effort, the chances that any of these amounts will ever become payable is remote, and therefore they are not being recorded as contingencies in the accompanying financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

During the nine months ended September 30, 2003, the Company experienced a major increase in sales.  This increase resulted in increases in accounts receivable, due to the granting of credit on sales and accounts payable, due to the increase in cost of goods sold. The accounts receivable recorded in the accompanying financial statements are considered, by management, to be substantially collectible, and no allowance for doubtful accounts has been recorded.

NOTE 5 – COMMON STOCK

During the nine months ended September 30, 2003 the company issue 2,791,184 shares of common stock.   2,555,384 shares of common stock for cash of $2,436,075 and 235,800 shares of common stock for services valued at $187,800.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2003

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

GENERAL FINANCIAL ACTIVITY

PowerCold Corporation operations include three wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., supports all research and development, engineering and manufacturing for all “Cold” related products, and includes Technicold Services, Inc. (combined with the operations of PowerCold Products in the third quarter), a division that provides engineering consulting services to the air condition, refrigeration and power industry. PowerCold ComfortAir Solutions, Inc. (previously named Ultimate Comfort Systems. Inc.), supports unique, proprietary applications for heating, ventilating and air conditioning systems (HVAC), and includes two operating divisions, Applied Building Technology, which supports related design and engineering, and PowerCold Energy Systems, which supports all “Power” related products. PowerCold International, Ltd., a new operating subsidiary company, effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.

PowerCold Products, Inc. – designs and supports a proprietary product line of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PowerCold Products supports the Company’s Nauticon® and EV Chill™ product lines by engineering design and packaging its products.  PowerCold Products also supports custom refrigeration systems by engineering, designing and packaging special customer orders.

The Nauticon® patented products are innovative in design, use new material technology and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components and custom refrigeration products for commercial and industrial use. Nauticon® products can reduce power cost in the air condition and refrigeration industry by up to 40%.  The reduction in electrical demand through the use of the Nauticon® units benefit the local electric utilities through lower power demand on high peak load days.  PowerCold® has continued to invest and improve the Nauticon® product line over the last two years. During 2002 the Nauticon® product line was greatly expanded with the addition of new products ranging from a single 40-ton evaporative condenser to a single 100-ton unit. The company filed for another patent (third Nauticon patent) on the new 5Ft unit.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2003

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

PowerCold Energy Systems, Inc. - The Company originally formed Alturdyne Energy Systems to support its natural gas engine driven chillers and its rotary engine business. The name was changed to PowerCold Energy Systems in November 2002. The Company signed a letter of intent in March 2002 to acquire Alturdyne, Inc., a privately owned company that produces natural gas engine driven chillers and custom generator packages. In September 2002, the Company withdrew its acquisition offer and acquired an exclusive license from Alturdyne to package, market, develop and use technology and licensed intellectual property for natural gas engine driven chillers and the natural gas rotary engine gen-set for a period not to exceed ten years. The Company paid Alturdyne $400,000 as a prepayment against the first $8,000,000 in royalty payments as part of an exclusive license.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2003

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

PowerCold International Ltd. – The Company was incorporated as a new operating subsidiary effective July 1, 2003. PowerCold International markets all company products and system applications worldwide through various alliances and marketing agencies.  Agents and alliances are being organized in various countries worldwide to market and support the company’s products and application systems.  Two alliances include: Shun Cheong Electrical Engineering Co., Ltd., Hong Kong, and Industrias Polaris S. A., Monterrey, Mexico.

The Company recently received formal Certificate of Registrations from The U.S. Patent and Trademark Office for both PowerCold® and Nauticon®.  The Company recently applied for Registered trademarks for BreezeMaster™ and DesertMaster™.  PowerCold patent filings now include four patents and three patents pending.

RESULTS OF OPERATIONS:

The Company's Consolidated Statement of Operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002:

Total Revenue for the three-month period ended September 30, 2003 increased 364% to $2,139,794 from $460,459 for the same quarter the prior year, and for the nine-month period ended September 30, 2003 increased 311% to $5,373,354 from $1,306,949 for the same period the prior year. Third quarter 2003 revenue of $2,139,794 slightly exceeded second quarter 2003 revenue of $2,138,976, an increase of 0.04%.

Operating Profit for the three-month period ended September 30, 2003 increased to $53,797 from an operating loss of ($872,094) for the same quarter the prior year. While for the nine-month period ended September 30, 2003 the loss from operations decreased to ($830,288) from an operating loss of ($2,358,613) for the same prior year period.

Net Operating Losses from continuing operations included one-time charges of  $180,575 and a one-time forgiveness of debt of $237,529. Recorded in the second quarter.  During the third quarter a one-time gain of $233,139 was realized on the combination of Technicold Services into PowerCold Products. It is expected that quarterly operating losses will continue to decline and profits develop as revenue increases and operating expenses are controlled at current levels. PowerCold ComfortAir Solutions third quarter 2003 net profit increased 71.81% to $280,282 at 15.78% of revenue compared to $163,135 at 7.97% of revenue for the second quarter 2003.

Net Profit for the three-month period ended September 30, 2003 increased to $286,759 from a loss of ($1,231,000) for the same quarter the prior year, and the loss for the nine-month period ended September 30, 2003 decreased 83% to ($421,561) from ($3,755,727) for the same prior year period.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2003

Net Profit Per Share for the three-month period ended September 30, 2003 increased to $0.01 from a loss of ($0.08) for the comparable prior year quarter, and for the nine-month period ended September 30, 2003 decreased to ($0.02) from ($0.23) for the same period in the prior year. Net profit per share was based on weighted average number of shares of 19,812,437 for the three month period ended September 30, 2003.

At the end of third quarter order backlog was $4.5 million. Management forecasts significant orders for the fourth quarter of 2003.  PowerCold ComfortAir Solutions continues to receive frequent new inquiries from large national account companies requesting the redesign of their standard HVAC plans with the more energy efficient PowerCold system. PowerCold ComfortAir Solutions design bid proposal backlog is growing about $10 million per quarter and currently exceeds $30 million. PowerCold ComfortAir Solutions market for commercial HVAC systems for national chain store accounts has expanded to (9) nine chains for engineering design for new and retrofit stores.  Nauticon sales and backlog continue to grow, as demand for evaporative condensers continue to expand worldwide.  PowerCold International has generated new sales orders overseas and has generated over $3 million in proposals for the Nauticon® product line.

Profit margins will continue to improve as sales and revenue volume increases.  The Company is establishing manufacturing relations in Mexico, whereas material and direct labor operating cost is expected to substantially decrease providing greater operating gross margins.  PowerCold ComfortAir Solutions’ operating profit has exceeded each respective quarter, and its operating profits are expected to continually increase hereafter.

Operating expenses were $268,000 lower and gross profits were $658,000 higher for the third quarter compared to the prior year. Profits from continuing operations increased to $286,759 from a loss of ($1,018,600) from the prior year because of higher revenues, tighter management controls relating to general and administrative expenses and aggressive cost reduction.  PowerCold ComfortAir Solutions third quarter operating expenses increased from the second quarter 2003 due to the addition of new employees and increased selling activities.

The Company's Consolidated Balance Sheet as of the third quarter ended September 30, 2003 compared to year ending December 31, 2002.

Total current assets increased to $4,806,396 for the third quarter ended September 30, 2003 compared to $573,859 for the year ending December 31, 2002.  Total assets increased to $6,374,696 for the third quarter ended September 30, 2003 compared to $1,695,199 for the year ending December 31, 2002.  Total liabilities increased to $3,390,290 for the third quarter ended September 30, 2003 compared to $913,564 for the year ending December 31, 2002. Total stockholders' equity increased to $2,984,406 for the third quarter ended September 30, 2003 compared to $781,635 for the year ending December 31, 2002.

The increase in assets and liabilities was mainly due to the rise of accounts receivable and accounts payable at the end of the quarter. The reduction in the second quarter commitments and contingencies to $128,332 from $277,903 is from old outstanding accounts payable from previous subsidiary companies.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2003

During the nine months ended September 30, 2003, the Company experienced a major increase in sales.  This increase resulted in increases in accounts receivable, due to the granting of credit on sales and accounts payable, due to the increase in cost of goods sold. The accounts receivable recorded in the accompanying financial statements are considered, by management, to be substantially collectible, and no allowance for doubtful accounts has been recorded

During the quarter ended September 30, 2003 the company issued 455,384 shares of common stock for warrants receiving $503,776 in cash and $42,000 for services rendered.

Liquidity and Capital Resources:  At September 30, 2003, the Company’s working capital increased to $1,544,438 from a negative position at December 31, 2002. The financial condition of the corporation continued to improve during the third quarter.  Inventory movement increased slightly but controlled, as the demand for product increased.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should allow a continued controlled reduction in inventory levels and product cost reduction.

Status of Operations:  Management intends to continue to utilize and develop the intangible assets of the Company. At September 30, 2003, intangible assets comprised less than 20% of the Company's assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  Management believes that its working capital is not totally sufficient to support its continued growth plans for 2004, and may need to seek additional funding and/or a line of credit to support the Company’s major growth projections.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2003

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2003

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

September 30, 2003

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K. – The company filed no reports on Form 8K during the period covered by this report.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2003

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: November 13, 2003

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.