Form 10-K
period 2003-12-31
POWERCOLD CORP
filed 2004-03-30
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2006 Estimated average burden hours per response: 1,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 333-19584

POWERCOLD  CORPORATION

(Exact name of registrant as specified in its charter)

            Nevada

23-2582701

(State of Incorporation)

(IRS Employer Identification No.)

115 Canfield Road, La Vernia, Texas

78121

(Address of principal executive offices)

 (Zip Code)

Registrant’s telephone number:

830-779-5213

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Common Stock,  $0.001 Par Value      OTC Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes       [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  [   ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $36,680,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   21,576,750.

Documents Incorporated by Reference:  None

SEC 1673 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PowerCold Corporation Form 10K - December 31, 2003

INDEX

PART I

Page

Item 1.

Business

3

Item 2.

Property

10

Item 3.

Legal Proceedings

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

10

Item 6.

Selected Financial Data

11

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

12

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 8.

Financial Statements

19

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

45

Item 9A.

Controls and Procedures

45

PART III

Item 10.

Directors and Executive Officers of the Registrant

45

Item 11.

Executive Compensation

46

Item 12.

Security Ownership of Certain Beneficial Owners and Management

46

Item 13.

Certain Relationships and Related Transactions

47

Item 14.

Principal Accounting Fees and Services

48

PART IV

Item 15.

Exhibits and Reports on Form 8-K

48

Signatures

49

Certifications

50

PowerCold Corporation Form 10K - December 31, 2003

PART I

ITEM 1.   BUSINESS

General

PowerCold Corporation, (PowerCold)® (OTCBB: PWCL), designs, develops and markets unique heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are the most energy intensive operational costs most businesses face.   Increasing power costs and new clean air regulations have forced corporations of all sizes to focus both on energy savings and cleaner air.  PowerCold's proprietary energy efficient products provide a clean comfort air environment and significantly reduce power costs by up to 50% for air conditioning, refrigeration and on-site building power.

PowerCold operations include three wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey high efficiency HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings.  Two operating divisions of PCS include, Applied Building Technology (ABT) that supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES) that supports related energy products including generators and engine driven chillers.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products.

The Company derives its revenues from four principal product line applications: The first is proprietary application’s for the HVAC industry, including a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and production of unique chiller systems for the HVAC and refrigeration industry. The fourth is energy products including generators and engine driven chillers.

The Company recently received formal Certificate of Registrations from the U.S. Patent and Trademark Office for both PowerCold® and Nauticon®. It recently applied for registered trademarks for BreezeMaster™, DesertMaster™, and PlexCoil™. PowerCold intellectual property includes four patents awarded and four additional patents pending.

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

PowerCold Corporation Form 10K - December 31, 2003

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

PowerCold Corporation Form 10K - December 31, 2003

During the year ending December 31, 2003 the company elected to fully dispose of Technicold Services, Inc (TSI), Channel Freeze Technologies, Inc. (“CFTI”) was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology included a proprietary patent for an economical multi-purpose freezing system. During 2002 the company decided to allocate all its resources into its current product line, therefore, management decided there was no synergy for the Channel Freeze technology and does not vision the product in the Company’s future business plans. The Company elected to discontinue CFTI, as an operating entity in 2002, and returned its intellectual property to the previous owners in exchange for a release from an unpaid liability of $200,000 and a release from any other contingent or future liabilities. During the year ended December 31, 2002, the Company elected to fully dispose of CFTI

Rotary Power Enterprise, Inc. was formed in September 1998 as a new PowerCold entity to acquire the Natural Gas Business from Rotary Power International, Inc. PowerCold is also a major shareholder of Rotary Power International, Inc. (OTCC: RPIN). The agreement included: the business assets including intellectual property, inventory and packaging capability; North American rights to the small 65 series Mazda natural gas engine block, subject to a new Mazda Agreement; and a Distributor Agreement for the Rotary Power 580 series engines form Rotary Power International, Inc.  In August 2000 Rotary Power Enterprise signed a non-exclusive manufacturing license agreement for the 580 series natural gas engine with Rotary Power International. During 2002, Rotary Power Enterprise was dissolved as an operating entity; the Company merged all its assets into PowerCold Energy Systems.

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

Subsidiary Companies

PowerCold Products, Inc. – PowerCold Products (PCP) provides product research and development, engineering and manufacturing of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PCP supports the Company’s Nauticon® and EV Chill™ product lines with engineering design, manufacturing and packaging its products.  PCP also supports custom refrigeration systems by designing, engineering and packaging special customer orders.

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost.  They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, and custom refrigeration products for commercial and industrial use.  Nauticon products can reduce power cost for the air condition and refrigeration industry by up to 40% making these units contribute to the utilities’ needs to reduce power demand.  PowerCold has continued to invest and improve the Nauticon product line, greatly expanding its products ranging from a single 10-ton unit up to a 300-tons. The company has three patents related to the Nauticon product line.

PowerCold ComfortAir Solutions, Inc. – PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing for all U.S. operations offering high efficiency design build HVAC solutions for new and retro-fit commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities, and office buildings. PCS provides these national accounts with turnkey solutions for the design, engineering and installation of complete efficient HVAC solutions. The Company’s services are specifically targeted toward large national accounts, such as hospitality providers and national retailers who standardize their HVAC systems across all of their properties.

PowerCold Corporation Form 10K - December 31, 2003

In December 2000, PowerCold acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. In 2003, PowerCold filed for its own exclusive enhanced related patent, Environmental Air Treatment System, for worldwide use that supports all of the Company’s unique technology including desiccant and solar energy systems.

The design build approach continues to grow in popularity within the construction industry and is expected to become the predominant method of project delivery by 2005.  In January 2004, the Company set up a National Contractors Alliance (NCA) program to provide additional revenue opportunities as the design build program gains momentum with its new alliance partners.  The NCA is a turnkey design build program that brings together a nationwide network of contractors, engineers, architects, subcontractors and equipment suppliers to design, build, and equip facilities with the Company’s proprietary HVAC systems.  The turnkey design build approach offers greater design flexibility, lower installation costs, equipment longevity, ease of service, and an end to cost overruns and delays.

PCS expects significant growth to come from this multi-market channel once the national account agrees to use PowerCold’s system both in new locations, as well as in their existing locations. The Company currently has installed seventeen of the large building systems in three major hotel chains and various extended care facilities and has installed over thirty retail national chain accounts in the U.S.

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

The company introduced two new applications to support the national chain store business: The BreezeMaster system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This is a critical application for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is the new proprietary DesertMaster total energy fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from all the public spaces, 24 hours per day seven days per week. The DesertMaster is highly energy efficient, eliminating the need for approximately 20% of additional air conditioning equipment.

PowerCold Energy Systems - The Company originally formed Alturdyne Energy Systems to support its natural gas engine driven chillers and its rotary engine generator business. The name was changed to PowerCold Energy Systems in November 2002.  In September 2002 the Company acquired an exclusive license from Alturdyne to manufacture, package, market, develop and use intellectual property for the natural gas engine driven chillers and the natural gas rotary engine gen-set for a period not to exceed ten years.  The Company paid Alturdyne $400,000 as a prepayment against the first $8,000,000 in royalty payments as part of an exclusive license.  In September 2003 Alturdyne purchased 63 rotary engines from PowerCold for $460,000, Subsequently, the prepaid royalty and the rotary engine receivable was combined and structured as an outright purchase of the engine driven chiller technology.

The industry is demanding self-powered units for combined heat and power (CHP). The technology and intellectual property acquired by the Company will significantly enhance the Company’s ability to offer customers complete packaged solutions for their HVAC and power generation needs.  The engine driven chillers include standard and custom packaging of natural gas, electric and diesel-fueled engine driven chillers used for HVAC system applications.

PowerCold Corporation Form 10K - December 31, 2003

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

In March 2003, PowerCold signed an Agency Agreement with Shun Cheong Electrical Engineering Co., Ltd., Kowloon, Hong Kong, to market and sell PowerCold Nauticon products.  Shun Cheong will be PowerCold’s exclusive agent in Hong Kong and Macao, and the non-exclusive agent for Shanghai and Guangdong Province, China.

Shun Cheong Electrical Engineering Co., Ltd., a subsidiary of Shun Cheong Holdings Ltd. is a public multi-national design & build electrical and mechanical contracting firm with offices in China, Hong Kong, Macao and Qatar.  The company is involved in a wide range of building services including, electrical, HVAC, fire protection, building security, plumbing & water supply and environmental protection.

PowerCold secured its first major order in August 2003 from a major public utility company in Hong Kong to retrofit four existing air condition chillers at the utility company’s corporate headquarters with 12 PowerCold Nauticon Evaporative Condensers. The original installed air-cooled chillers were converted to evaporative chillers, whereas the utility expects to realize a greater than 15% electric demand savings.  Shun Cheong has stated that due to the tremendous number of high rise buildings in Hong Kong and the strong push to convert existing air-cooled products to water-cooled, this is the first of many such energy saving projects the company expects to install in the future.

In March 2003, PowerCold signed an agreement with Industrias Polaris S.A. of Mexico to manufacture a specialty line of private label 4-pipe fan coils and air handlers designed for use in commercial buildings.  The Company is considering moving manufacturing of the Nauticon line to Polaris in Mexico.  In addition to this manufacturing relationship, PowerCold plans to use Polaris’s extensive dealer network throughout Mexico to market PowerCold’s proprietary line of Nauticon evaporative condensers and PowerCold’s patented HVAC air treatment system for new and retrofit construction of hotels and other commercial buildings in Mexico.

During 2003 PowerCold established three alliances: Rheem Manufacturing Company’s Air Conditioning Division, Munters Commercial Dehumidification Division and E.I. DuPont De Nemours and Company.

Rheem is the leading brand in the smaller (up to 25 tons) chiller systems. PowerCold has agreed to sell Rheem’s complete commercial air conditioning, heating, and ventilation packages to national accounts with multiple property locations throughout the nation, including national restaurants, retail stores, shopping malls and other chain franchise operations. Rheem will support the relationship with promotional literature, technical specification information, performance software and other product support services.

PowerCold entered into a cooperative agreement with Munters Commercial Dehumidification Division, a subsidiary of Munters Corporation, for the marketing and sale of commercial HVAC packages. Munters Corporation is a world leader in humidity control with products and services for dehumidification, humidification and cooling of air.   Munters and PowerCold will target certain national account chains for a joint sales effort.  PowerCold will promote Munters commercial products to its key national account customers.  Munters will promote PowerCold’s products to their key customers. Munters manufactures state-of-the-art air-conditioning and dehumidification systems for commercial building environments that benefit from reduced humidity while maintaining comfortable temperatures within the building space.

In January 2003, PowerCold announced collaboration with DuPont to test new plastic materials for air conditioning units.  In May 2003, PowerCold executed a Joint Development Agreement and a License Agreement with DuPont for their Caltrel® Fluid Energy Transfer System Applications. The two companies have been testing the use of new plastic heat exchangers in air condition systems in high humidity environments.  PowerCold management considers DuPont’s Caltrel® polymeric materials as the most advanced technology in the industry

PowerCold Corporation Form 10K - December 31, 2003

for HVAC plastic applications.  Subsequently, DuPont has agreed to let PowerCold manufacture heat exchange units for the industry, pending final terms and conditions.  PowerCold recently applied to the U.S. patent office for a new modular design heat exchange patent that has superior modular and flexible design components.

In December 2003, PowerCold announced that it developed new vertical and horizontal fan coil air handlers for use with HVAC applications in commercial buildings.  Most commercial buildings use various types of copper and aluminum fan coils for air distribution. PowerCold’s new fan coil air handlers will be manufactured using DuPont’s plastic materials.

The company’s new PlexCoil™ fan coil design represents a very significant multi-million dollar business for new and retrofit fan coils.  Industry groups estimate the U.S. fan coil market to be well over three hundred million dollars and the global fan coil market to be over one billion dollars.

Management

PowerCold's management philosophy and structure supports decentralized authority and operations, profit and loss accountability, incentive driven performance and compensation, and total customer satisfaction. Management has over 200 years business experience. Their extensive experience and background is adequately related to the business

The Company's management objective is to become a major force in the multi-billion dollar air condition, refrigeration industry and power business and providing proprietary niche products.  The Company's goal is to achieve profitable growth and increase shareholder value by increasing its line of superior products and services, through evolving product enhancements and strategic alliances with related products and companies.

The Company maintains Corporate Offices in La Vernia, Texas, and an administrative office in Philadelphia, Pennsylvania.  PowerCold Products. Inc. administrative, engineering and manufacturing facilities are located in La Vernia, Texas.  PowerCold ComfortAir Solutions, Inc., sales, administrative and engineering facilities are located in Largo, Florida.  International Sales & Marketing offices are located in Sterling, VA.

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

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market. There is no competition from one manufacturer with this range of evaporative condensers. Initial marketing of the Nauticon systems is primarily the mid-range systems because there is much less competition, a great advantage to Nauticon and its unique patented product. Direct competitive systems are marketed by some of the major competitors in the industry; large systems by Evapco and BAC, smaller systems by Recold.  These competitors are well established and have substantially greater financial and other resources. But no one has the patented

PowerCold Corporation Form 10K - December 31, 2003

features of the Nauticon unit; it is the only self-cleaning, chemically free low-maintenance evaporative condenser available. The Company is very confident that its Nauticon™ products have many important advantages over competition.

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

HVAC Systems – PowerCold owns the exclusive U.S. technology rights for an integrated piping technology system for heating, ventilating and air conditioning systems (HVAC). The first principle of the patented HVAC system are the existing pipes, as the delivery system, to provide hot and chilled water to individual fan coil units. The proprietary technology is designed to utilize the fire sprinkler piping to circulate the cooling water around the building.  In addition, the domestic hot water lines also distribute heating energy.

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

PowerCold Corporation Form 10K - December 31, 2003

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

The Company owns no properties. Properties are leased on a short-term 3-5 year basis. Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company is aware of the growth potential of its operating facilities and is currently reviewing other offices and plant facilities near respective locations

The La Vernia, Texas office and plant facility is 47,000 sq. ft. and supports administrative, engineering and manufacturing operations. PowerCold ComfortAir Solutions, Inc., Largo, Florida offices is 6,000 sq. ft. and supports administrative and engineering operations.

ITEM  3.   LEGAL PROCEEDINGS

There are no formal legal proceedings through December 31, 2003.  Subsequently, the Company is involved with a law suit with four other companies involving a chiller installation from 1999.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 30, 2003 at the Company’s facility in Largo, Florida.  Proposal No. 1 was to elect three (3) Class I Directors (Francis L. Simola, Robert W. Yoho and Joseph C. Cahill) to serve for a three (3) year term until the annual meeting in 2006. Proposal No. 2 was to ratify the selection of Williams and Webster P.S., as the independent auditors of the Company.  Proposal No. 3 was to authorize to vote on other matters. Total voted shares represented by proxy was 11,188,824 and the percentage of the outstanding votable shares was 53.32%.  The outstanding votable shares were 20,969,366. Election results where certified by the Company’s stock transfer agent, Computershare Investor Services.

Proposal No. 1:

For

Withheld

Francis L. Simola

11,178,874

1,950

Robert W. Yoho

11,178,874

1,950

Joseph C. Cahill

11,178,874

1,950

Proposal No. 2:

For

Against

Abstain

11,158,429

2,150

20,245

Proposal No. 3:

For

Against

Abstain

11,087,834

59,550

33,440

PowerCold Corporation Form 10K - December 31, 2003

PART  II

ITEM  5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDERS MATTERS

(a)  Market Information:

The Registrant’s Common Stock, trading symbol PWCL, is traded on the OTC Electronic Bulletin Board.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

2003  Bid

2003  Ask

High

Low

High

Low

First Quarter

1.77

1.33

1.98

1.37

Second Quarter

1.73

1.18

1.92

1.24

Third Quarter

1.75

1.30

2.01

1.38

Fourth Quarter

2.24

1.51

2.38

1.64

2002  Bid

2002  Ask

High

Low

High

Low

First Quarter

2.50

1.70

2.98

1.74

Second Quarter

2.31

1.44

2.72

1.54

Third Quarter

1.95

1.26

2.05

1.28

Fourth Quarter

1.76

1.32

1.90

1.38

(b)  Holders:  As of December 31, 2002, there were approximately 1,595 record holders of the Company's Common Stock.

(c)  The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

During the year ended December 31, 2003, the Company issued 2,317,300 shares of common stock for cash of $2,032,125.  In the same period, 335,384 warrants were exercised at $1.50 per share; 5,000 shares of common stock were issued for compensation at the fair market value of the stock of $0.75 per share and cancelled 5,000 shares upon the termination of an employee; 160,000 shares of common stock were issued for consulting services at the fair market value of the stock of $0.75 per share; and an additional 122,000 shares of common stock were issued for consulting services at the fair market value of $0.79 per share.  For the acquisition of Applied Building Technologies, the Company issued 200,000 shares of common stock with a fair market value of $1.50 per share.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data for PowerCold Corporation and its subsidiaries. The financial data for fiscal years ending December 31, 1999 through December 31, 2003 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.

PowerCold Corporation Form 10K - December 31, 2003

SUMMARY STATEMENT OF OPERATIONS   (In thousands, except per share data)

Year Ended December 31,

2003

2002

2001

2000

1999

(Restated)

(Restated)

Revenues

$4,070

$1,506

$   814

$    395

$    562

Operating (loss)

$(2,283)

$(3,300)

$(2,191)

$(1,103)

$(1,199)

Net Income (loss)

$(2,438)

$(4,096)

$(2,328)

$ (1,319)

$ 1,253)

Net Income (loss) per share

$(0.12)

$(0.24)

$  (0.15)

$  (0.13)

$  (0.18)

Weighted average number of shares

20,163

17,118

15,005

10,157

7,107

SUMMARY BALANCE SHEET   (In thousands, except per share data)

Year Ended December 31,

2003

2002

2001

2000

1999

(Restated)

(Restated)

Total assets

$4,593

$1,685

$2,824

$1,781

$1,634

Total liabilities

$3,303

$903

$485

$  351

$1,220

Long term debt

$0

$0

$     0

$     6

$      0

Shareholders' equity

$1,562

$782

$2,339

$1,255

$   414

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

GENERAL FINANCIAL ACTIVITY

PowerCold Corporation, (PowerCold)® (OTCBB: PWCL), designs, develops and markets unique heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are the most energy intensive operational costs most businesses face.   Increasing power costs and new clean air regulations have forced corporations of all sizes to focus both on energy savings and cleaner air.  PowerCold's proprietary energy efficient products provide a clean comfort air environment and significantly reduce power costs by up to 50% for air conditioning, refrigeration and on-site building power.

PowerCold operations include three wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey high efficiency HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings.  Two operating divisions of PCS include, Applied Building Technology (ABT) that supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES) that supports related energy products including generators and engine driven chillers.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products.

PowerCold Corporation Form 10K - December 31, 2003

The Company derives its revenues from four principal product line applications: The first is proprietary application’s for the HVAC industry, including a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and production of unique chiller systems for the HVAC and refrigeration industry. The fourth is energy products including generators and engine driven chillers.

The Company recently received formal Certificate of Registrations from the U.S. Patent and Trademark Office for both PowerCold® and Nauticon®. It recently applied for registered trademarks for BreezeMaster™, DesertMaster™, and PlexCoil™. PowerCold intellectual property includes four patents awarded and four additional patents pending.

PowerCold Products, Inc. – PowerCold Products (PCP) provides product research and development, engineering and manufacturing of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PCP supports the Company’s Nauticon® and EV Chill™ product lines with engineering design, manufacturing and packaging its products.  PCP also supports custom refrigeration systems by designing, engineering and packaging special customer orders.

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost.  They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, and custom refrigeration products for commercial and industrial use.  Nauticon products can reduce power cost for the air condition and refrigeration industry by up to 40% making these units contribute to the utilities’ needs to reduce power demand.  PowerCold has continued to invest and improve the Nauticon product line, greatly expanding its products ranging from a single 10-ton unit up to a 300-tons. The company has three patents related to the Nauticon product line.

PowerCold ComfortAir Solutions, Inc. – PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing for all U.S. operations offering high efficiency design build HVAC solutions for new and retro-fit commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities, and office buildings. PCS provides these national accounts with turnkey solutions for the design, engineering and installation of complete efficient HVAC solutions. The Company’s services are specifically targeted toward large national accounts, such as hospitality providers and national retailers who standardize their HVAC systems across all of their properties.

In December, 2000, PowerCold acquired the technology rights, patent rights, and license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. In 2003, PowerCold filed for its own exclusive enhanced related patent, Environmental Air Treatment System, for worldwide use that supports all of the Company’s unique technology including desiccant and solar energy systems.

The design build approach continues to grow in popularity within the construction industry and is expected to become the predominant method of project delivery by 2005.  In January 2004, the Company set up a National Contractors Alliance (NCA) program to provide additional revenue opportunities as the design build program gains momentum with its new alliance partners.  The NCA is a turnkey design build program that brings together a nationwide network of contractors, engineers, architects, subcontractors and equipment suppliers to design, build, and equip facilities with the Company’s proprietary HVAC systems.  The turnkey design build approach offers greater design flexibility, lower installation costs, equipment longevity, ease of service, and an end to cost overruns and delays.

PCS expects significant growth to come from this multi-market channel once the national account agrees to use PowerCold’s system both in new locations, as well as in their existing locations. The Company currently has installed seventeen of the large building systems in three major hotel chains and various extended care facilities and has installed over thirty retail national chain accounts in the U.S.

PowerCold Corporation Form 10K - December 31, 2003

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

The company introduced two new applications to support the national chain store business: The BreezeMaster system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This is a critical application for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is the new proprietary DesertMaster total energy fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from all the public spaces, 24 hours per day seven days per week. The DesertMaster is highly energy efficient, eliminating the need for approximately 20% of additional air conditioning equipment.

PowerCold Energy Systems - The Company originally formed Alturdyne Energy Systems to support its natural gas engine driven chillers and its rotary engine generator business. The name was changed to PowerCold Energy Systems in November 2002.  In September 2002 the Company acquired an exclusive license from Alturdyne to manufacture, package, market, develop and use intellectual property for the natural gas engine driven chillers and the natural gas rotary engine gen-set for a period not to exceed ten years.  The Company paid Alturdyne $400,000 as a prepayment against the first $8,000,000 in royalty payments as part of an exclusive license.  In September 2003 Alturdyne purchased 63 rotary engines from PowerCold for $460,000, Subsequently, the prepaid royalty and the rotary engine receivable was combined and structured as an outright purchase of the engine driven chiller technology.

The industry is demanding self-powered units for combined heat and power (CHP). The technology and intellectual property acquired by the Company will significantly enhance the Company’s ability to offer customers complete packaged solutions for their HVAC and power generation needs.  The engine driven chillers include standard and custom packaging of natural gas, electric and diesel-fueled engine driven chillers used for HVAC system applications.

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

In March 2003, PowerCold signed an Agency Agreement with Shun Cheong Electrical Engineering Co., Ltd., Kowloon, Hong Kong, to market and sell PowerCold Nauticon products.  Shun Cheong will be PowerCold’s exclusive agent in Hong Kong and Macao, and the non-exclusive agent for Shanghai and Guangdong Province, China.

Shun Cheong Electrical Engineering Co., Ltd., a subsidiary of Shun Cheong Holdings Ltd. is a public multi-national design & build electrical and mechanical contracting firm with offices in China, Hong Kong, Macao and Qatar.  The company is involved in a wide range of building services including, electrical, HVAC, fire protection, building security, plumbing & water supply and environmental protection.

PowerCold secured its first major order in August 2003 from a major public utility company in Hong Kong to retrofit four existing air condition chillers at the utility company’s corporate headquarters with 12 PowerCold Nauticon Evaporative Condensers. The original installed air-cooled chillers were converted to evaporative chillers, whereas the utility expects to realize a greater than 15% electric demand savings.  Shun Cheong has stated that due to the tremendous number of high rise buildings in Hong Kong and the strong push to convert existing air-cooled products to water-cooled, this is the first of many such energy saving projects the company expects to install in the future.

PowerCold Corporation Form 10K - December 31, 2003

In March 2003, PowerCold signed an agreement with Industrias Polaris S.A. of Mexico to manufacture a specialty line of private label 4-pipe fan coils and air handlers designed for use in commercial buildings.  The Company is considering moving manufacturing of the Nauticon line to Polaris in Mexico.  In addition to this manufacturing relationship, PowerCold plans to use Polaris’s extensive dealer network throughout Mexico to market PowerCold’s proprietary line of Nauticon evaporative condensers and PowerCold’s patented HVAC air treatment system for new and retrofit construction of hotels and other commercial buildings in Mexico.

During 2003 PowerCold established three alliances: Rheem Manufacturing Company’s Air Conditioning Division, Munters Commercial Dehumidification Division and E.I. DuPont De Nemours and Company.

Rheem is the leading brand in the smaller (up to 25 tons) chiller systems. PowerCold has agreed to sell Rheem’s complete commercial air conditioning, heating, and ventilation packages to national accounts with multiple property locations throughout the nation, including national restaurants, retail stores, shopping malls and other chain franchise operations. Rheem will support the relationship with promotional literature, technical specification information, performance software and other product support services.

PowerCold entered into a cooperative agreement with Munters Commercial Dehumidification Division, a subsidiary of Munters Corporation, for the marketing and sale of commercial HVAC packages. Munters Corporation is a world leader in humidity control with products and services for dehumidification, humidification and cooling of air.   Munters and PowerCold will target certain national account chains for a joint sales effort.  PowerCold will promote Munters commercial products to its key national account customers.  Munters will promote PowerCold’s products to their key customers. Munters manufactures state-of-the-art air-conditioning and dehumidification systems for commercial building environments that benefit from reduced humidity while maintaining comfortable temperatures within the building space.

In January 2003, PowerCold announced collaboration with DuPont to test new plastic materials for air conditioning units.  In May 2003, PowerCold executed a Joint Development Agreement and a License Agreement with DuPont for their Caltrel® Fluid Energy Transfer System Applications. The two companies have been testing the use of new plastic heat exchangers in air condition systems in high humidity environments.  PowerCold management considers DuPont’s Caltrel® polymeric materials as the most advanced technology in the industry for HVAC plastic applications.  Subsequently, DuPont has agreed to let PowerCold manufacture heat exchange units for the industry, pending final terms and conditions.  PowerCold recently applied to the U.S. patent office for a new modular design heat exchange patent that has superior modular and flexible design components.

In December 2003, PowerCold announced that it developed new vertical and horizontal fan coil air handlers for use with HVAC applications in commercial buildings.  Most commercial buildings use various types of copper and aluminum fan coils for air distribution. PowerCold’s new fan coil air handlers will be manufactured using DuPont’s plastic materials.

The company’s new PlexCoil™ fan coil design represents a very significant multi-million dollar business for new and retrofit fan coils.  Industry groups estimate the U.S. fan coil market to be well over three hundred million dollars and the global fan coil market to be over one billion dollars.

The following table sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

               Year Ended December 31,

(Restated)

(Restated)

2003

2002

2001

Revenue

100%

100.0%

100.0%

Cost of revenue

64.5

82.9

94.1

Gross margin

35.5

17.1

5.9

Operating expenses

91.6

(236.2)

(258.1)

Operating income (loss)

(56.1)

(219.1)

(254.8)

Net income (loss)

(59.9)

(272.0)

(264.0)

PowerCold Corporation Form 10K - December 31, 2003

Comparable Fiscal 2003, 2002 and 2001 Results

Consolidated Statements of Operations: Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002 and December 31, 2001:

Total revenue for 2003 increased 270.3% to $4,070,476 from $1,505,890 for 2002, and in 2001 sales were $814,338; gross profit for 2003 increased 562.1% to $1,443,347 from $256,769 for 2002, and in 2001 gross profit was ($14,934); operating losses for 2003 decreased 30.8% to ($2,283,304) from ($3,299,752) for 2002, and in 2001 operating losses were ($2,191,184); the net loss for 2003 decreased 40.5% to ($2,437,571) and ($0.12) per share from ($4,095,905) and ($0.24) per share for 2002, and in 2001 the net loss was ($2,328,402) and ($0.15) per share.  Net loss per share was based on weighted average number of shares of 20,163,045 for 2003, 17,117,692 for 2002 and 15,005,371 for 2001.

During 2003 the company booked orders in excess of $7 million, and stated revenue in excess of $5 million for the nine months ended September 30, 2003.  Consequently, total revenue for the year at December 31, 2003 was restated to approximately $4.1 million because of two circumstances that occurred during the last quarter of 2003: A few large construction projects were adversely affected by the suspension and subsequent cancellation of certain contracts and sub-contracted portions of major hotel projects due to bonding issues with general contractors and owners. And, the Company adopted the percentage-of-completion method of accounting for long-term contracts.  The Company believes that this method more accurately reflects periodic results of operations. The financial statements for 2002 and 2001 have not been retroactively restated for the change since the Company began its contracting activities during the year ended December 31, 2003.

The resulting backlog balance at December 31, 2003 was over approximately $1.1 million. Subsequently, through March 15, 2004 the Company has entered into additional contracts with estimated revenues of $1,600,000.  Through the second quarter 2004 the Company expects up to $8 million in design build contracts.  Over $28 million in design build bid proposals have been submitted to date for national account customers.

The total contract value for a commercial HVAC design build project includes engineering design, equipment and the turnkey trade installation for all components and labor, and includes the Company’s patented 4-pipe system for a large project such as a hotel or extended care facility.  The Company secures a contract for both the equipment and the trade installation for a national retail chain account, and secures a contract for the patented 4-pipe system and equipment for a large commercial account.

After reviewing the effects of bonding issues with general contractors for its large commercial design build projects, management is evaluating the potential benefits of establishing a self insuring independent sub-contracting bonding program for the additional revenue opportunity for the total turnkey trade installation. The general contractor bonding issues do not affect the Company’s sales and revenue projections for its patented HVAC 4-pipe system including the equipment for all large commercial building design build projects,

Because of management’s decision to further enhance the Nauticon evaporative condenser product line to greater capacity and efficiency during 2002, sales for Nauticon units have steadily increased during 2003.  Orders are expected to be over $250,000 for the first quarter 2004.  The Company is continuing to manufacture Nauticon units at the LaVernia plant, and anticipates additional manufacturing will done at other sub-contracted plants. Gross profit margins have greatly improved due to increase in sales volume, and should improve with more efficient production of manufacturing and engineering design build projects.  Management believes that the Company is in position to generate substantial new business in 2004, producing greater revenues and profits.

Operating expenses for 2003 increased less than 5% over the previous year while revenue increased over 270% for the same period.  These expense increases were primarily attributed to hiring additional office staff and sales personnel for PowerCold ComfortAir Solutions operations. The Company’s total net loss decreased 40.5% from the prior year, and the net loss per common share was ($0.12) per share.

PowerCold Corporation Form 10K - December 31, 2003

Consolidated Balance Sheet:  Fiscal year ended December 31, 2003, December 31, 2002 and December 31, 2001:  Total current assets increased 548.2% to $3,119,982 for 2003 from $569,100 for 2002 and in 2001 current assets were $724,745; total assets increased 272.6% to $4,592,716 for 2003 from $1,684,550 for 2002 and in 2001 total assets were $2,824,192; total current liabilities increased 474.2% to $2,960,899 for 2003 from $624,411 for 2002 and in 2001 total current liabilities were $311,285; total stockholders' equity increased 199.9% to $1,562,399 for 2003 from  $781,636 for 2002 and in 2001 total stockholders’ equity was $2,339,194.

Liquidity and Capital Resources:  At December 31, 2003, the Company’s net working capital was less than its current liabilities and current assets exceeded current liabilities by $159,083.  Included in current liabilities was an advance of $417,236 from related parties and a short term loan of $300,000.  The Company raised $2.5 million in equity capital in 2003, and subsequently, the Company has received $1,650,000, as a cash bridge loan, in anticipation of securing a major Senior Debt Note, pending final terms and conditions.   Total assets increased 548.2% and stockholders equity increased nearly 200% for the year. Management believes that its working capital may not be totally sufficient to support its projected growth plans for the next few years if it does not raise additional financing.

During the year ending December 31, 2003 the company elected to fully dispose of Technicold Services, Inc (TSI), and recorded costs associated from discontinued service operations of $18,160. The financial statements for prior periods have been restated for the discontinued segment of Technicold Services, Inc.

During the year ended December 31, 2003, the Company issued 282,000 shares of common stock for prepaid consulting fees of $120,000 and services of $96,000.  In addition 2,317,300 shares of common stock were issued for cash of $2,032,125 and 200,000 shares with a fair market value of $1.50 were issued for the acquisition of ABT. Additionally, 335,384 warrants were exercised for cash of $503,776.  The Company issued 5,000 shares of common stock as compensation for $3,745 and cancelled 5,000 shares upon termination of an employee.

During the year ended December 31, 2002 the Company issued 1,658,666 shares of common stock for cash of $2,562,127.  In the same period, 32,000 warrants were exercised at $1.00 per share; 82,562 shares of common stock were issued for compensation at the fair market value of the stock of $0.58 per share and an additional 440,956 shares of common stock were issued for services at the fair market value of the stock of $1.05 per share.  For the acquisition of Applied Building Technologies the Company issued 300,000 shares of common stock at $1.50 per share and 175,000 common stock options at $1.50 per share.   In addition 50,000 shares of common stock were rescinded for failure to perform services.

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

Status of Operations:  Management intends to continue to utilize and develop the intangible assets of the Company.  At December 31, 2003, accounts receivable and intangible assets comprised a material portion of the Company's assets. The recovery of the receivables and the intangible assets is dependent upon management effectively executing positive business operations and achieving profitable operations.  It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will continue to occur.

PowerCold Corporation Form 10K - December 31, 2003

Management is projecting that operating revenues and profits should continue to substantially increase in 2004 and 2005.  After years of extensive product development, 2003 was the Company’s first year of sales and marketing operations.  Management expects the Company’s major revenue growth from its wholly owned subsidiary PowerCold ComfortAir Solutions, Inc., which provides turnkey design build HVAC applications for new and retrofit construction.  The 2003 reorganization of the Company’s three wholly owned subsidiary companies and their respective products are expected to fulfill the Company's current and long term strategic plans.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The Company may be exposed to various market risks, including interest rates and changes in foreign currency exchange rates.  Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERCOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

WILLIAMS & WEBSTER PS

Certified Public Accountants

Bank of America Financial Center

W 601 Riverside, Suite 1940

Spokane, WA 99201

(509) 838-5111

POWERCOLD CORPORATION

TABLE OF CONTENTS

December 31, 2003

INDEPENDENT AUDITOR’S REPORT

20

FINANCIAL STATEMENTS

Consolidated Balance Sheets

21

Consolidated Statements of Operations and Comprehensive Loss

22

Consolidated Statement of Stockholders’ Equity

23

Consolidated Statements of Cash Flows

25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27

To the Board of Directors

PowerCold Corporation

La Vernia, Texas

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheets of PowerCold Corporation as of December 31, 2003, 2002, and 2001, and the related consolidated statements of operations, and comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerCold Corporation as of December 31, 2003, 2002, and  2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has sustained substantial operating losses in recent years and has a large accumulated deficit.  Additionally, intangible assets comprise a material portion of the Company's assets.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 21, 2004

POWERCOLD CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002	2001
		(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$374,678	$88,613	$285,937
Trade accounts receivable, net of allowance	2,388,495	296,179	174,455
Costs and estimated earnings in excess
on contracts in progress	245,535	-	-
Inventory	11,156	180,433	241,853
Prepaid expenses	100,118	3,875	22,500
Total Current Assets	3,119,982	569,100	724,745

OTHER ASSETS
Property and equipment, net	135,858	130,598	40,200
Patent rights and related technology, net	1,306,731	926,716	382,108
Securities available for sale	19,317	38,800	970,000
Deposits	10,828	5,661	8,970
Total Other Assets	1,472,734	1,101,775	1,401,278

NET ASSETS FROM DISCONTINUED OPERATIONS	-	13,675	698,169

TOTAL ASSETS	$4,592,716	$1,684,550	$2,824,192

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,253,030	$335,250	$216,871
Billings in excess of costs and estimated earnings
on contracts in progress	947,807	-	-
Commissions and royalty payable	8,180	55,066	55,067
Accounts payable, related party	417,236	196,760	-
Notes payable	334,014	34,014	36,329
Current portion of capital lease payable	632	3,321	3,018
Total Current Liabilities	2,960,899	624,411	311,285

CAPITAL LEASE PAYABLE, net of current portion	-	600	5,413

COMMITMENTS AND CONTINGENCIES	69,417	277,903	168,300

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 21,576,750, 18,442,066, and 16,027,882
shares issued and outstanding, respectively	21,578	18,442	16,027
Additional paid-in capital	16,795,953	13,644,780	10,210,666
Stock options and warrants	588,507	504,998	471,980
Accumulated deficit	(15,862,955)	(13,425,384)	(9,329,479)
Accumulated other comprehensive income	19,317	38,800	970,000
Total Stockholders' Equity	1,562,399	781,636	2,339,194
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,592,716	$1,684,550	$2,824,192

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Years Ended December 31,
		2003	2002		2001
			(Restated)		(Restated)
REVENUES
Contracts including equipment		$3,350,409	$-		$-
Equipment		720,067	1,505,890		814,338
Total Revenues		4,070,476	1,505,890		814,338

COST OF REVENUES
Direct labor and equipment-contracts		1,920,854	1,001,612		784,873
Direct labor and material-equipment		597,565
Manufacturing supplies		16,409	196,608		25,045
Shipping and handling		92,300	50,901		19,354
Total Cost of Revenues		2,627,128	1,249,121		829,272

GROSS PROFIT (LOSS)		1,443,347	256,769		(14,934)

OPERATING EXPENSES
Sales, marketing and advertising		499,370	280,376		310,961
Salaries and benefits		1,137,926	1,067,326		592,248
General and administrative		877,831	610,134		39,361
Travel		243,422	169,885		72,362
Research and development		177,680	226,738		451,947
Leased equipment		-	6,703		25,376
Legal and accounting		81,039	237,916		115,489
Consulting		275,839	553,876		310,000
Occupancy		109,158	107,373		107,809
Bad debt expense		193,356	56,232		22,505
Loss on impairment of inventory		33,506	147,204		-
Depreciation and amortization		97,525	92,758		128,192
Total Operating Expenses		3,726,652	3,556,521		2,176,250

LOSS FROM OPERATIONS		(2,283,304)	(3,299,752)		(2,191,184)

OTHER INCOME (EXPENSES)
Interest income		-	5,409		6,512
Interest and financing expense		(136,107)	(2,914)		(122,250)
Other income (expense)		-	53,540		47,138
Total Other Income (Expenses)		(136,107)	56,035		(68,600)

LOSS BEFORE INCOME TAX		(2,419,411)	(3,243,717)		(2,259,784)
INCOME TAX EXPENSE		-	-		-
LOSS FROM CONTINUING OPERATIONS		(2,419,411)	(3,243,717)		(2,259,784)

LOSS FROM DISCONTINUED OPERATIONS		(18,160)	(852,188)		(68,618)
NET LOSS		(2,437,571)	(4,095,905)		(2,328,402)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments		(19,483)	(931,200)		970,000
COMPREHENSIVE LOSS		$(2,457,054)	$(5,027,105)		$(1,358,402)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS		$(0.12)	$(0.24)		$(0.15)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	$	nil	$(0.05)	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED		20,163,045	17,117,692		15,005,371

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Stock	Accumulated
	Common Stock		Additional		Options	Other	Total
	Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Warrants	Income	Equity

Balance, December 31, 2000	12,669,383	$12,669	$8,243,228	$(7,001,077)	$-	$-	$1,254,820

Common stock issued for services at
$0.59 per share	42,500	43	24,958	-	-	-	25,000

Common stock issued for consulting services
at $0.50 per share	230,000	230	114,770	-	-	-	115,000

Common stock issued for conversion of debt
at $0.56 per share	372,081	372	207,128	-	-	-	207,500

Common stock issued as prepayment of
rent at $0.50 per share	45,000	45	22,455	-	-	-	22,500

Common stock issued as interest and financing
expense at $0.50 per share	240,419	240	122,010	-	-	-	122,250

Common stock issued as compensation at
$0.50 per share	113,000	113	56,387	-	-	-	56,500

Common stock issued for payment of
accounts payable at $0.75 per share	35,000	35	26,383	-	-	-	26,418

Common stock and options issued for acquisition
of PSI at $2.16 per share	50,000	50	108,450	-	66,500	-	175,000

Common stock: 2,144,820 shares issued with
603,083 attached warrants for cash at $0.86 per share
and 85,679 shares valued at $1.73 per share
less total issuing costs of $296,142	2,230,499	2,230	1,284,898	-	405,480	-	1,692,608

Unrealized gain on investments	-	-	-	-	-	970,000	970,000

Net loss, year ended December 31, 2001	-	-	-	(2,328,402)	-	-	(2,328,402)

Balance, December 31, 2001	16,027,882	16,027	10,210,666	(9,329,479)	471,980	970,000	2,339,194

Common stock issued for cash at and average of $1.54
per share less $4,642 for cost of issuance	1,658,666	1,659	2,520,492	-	39,975	-	2,562,126

Common stock issued as compensation at $0.58
per share	82,562	83	47,672	-	-	-	47,755

Common stock issued for services at $1.05
per share	440,956	441	462,309	-	-	-	462,750

Warrants exercised at $1.00 per share	32,000	32	62,341	-	(30,373)	-	32,000

Common stock rescinded for failure to perform	(50,000)	(50)	50	-	-	-	-

Common stock and options rescinded for
acquisition of PSI	(50,000)	(50)	(108,450)	-	(66,500)	-	(175,000)

Common stock and options issued for the acquisition of
Applied Building Technology, Inc. at $1.50 per share	300,000	300	449,700	-	41,416	-	491,416

Common stock options issued under the acquisition agreement
for Ulitmate Comfort Systems	-	-	-	-	48,500	-	48,500

Unrealized loss on investments	-	-	-	-	-	(931,200)	(931,200)

Net loss, year ended December 31, 2002	-	-	-	(4,095,905)	-	-	(4,095,905)

Balance, December 31, 2002	18,442,066	$18,442	$13,644,780	$(13,425,384)	$504,998	$38,800	$781,636

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

					Stock	Accumulated
	Common Stock		Additional		Options	Other	Total
	Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Warrants	Income	Equity

Balance, December 31, 2002	18,442,066	$18,442	$13,644,779	$(13,425,384)	$504,998	$38,800	$781,635

Common stock issued as prepaid consulting at $0.75 per share	160,000	160	119,840	-	-	-	120,000

Common stock and warrants issued for cash at an average of
$0.89 per shares less issuance costs of $25,800	2,317,300	2,317	1,859,008	-	170,800	-	2,032,125

Common stock issued for consulting at $0.79 per share	122,000	122	95,878	-	-	-	96,000

Warrants exercised at $1.50 per share	335,384	336	728,148	-	(224,707)	-	503,777

Common stock shares cancelled	(5,000)	(5)	(3,745)	-	-	-	(3,750)

Common stock issued as compensation	5,000	5	3,745	-	-	-	3,750

Common stock issued for the acquisition of Applied Building
Technology, Inc. at $1.50 per share	200,000	200	299,800	-	-	-	300,000

Common stock options cancelled that were issued under
the acquisition agreement for ComfortAir Solutions	-	-	48,500	-	(48,500)	-	-

Common stock options vested for the acquisition of Applied
Building Technology, Inc.	-	-	-	-	58,916	-	58,916

Warrants issued for financing expense	-	-	-	-	127,000	-	127,000

Unrealized loss on investments	-	-	-	-	-	(19,483)	(19,483)

Net loss, year ended December 31, 2003	-	-	-	(2,437,571)	-	-	(2,437,571)

Balance, December 31, 2003	21,576,750	$21,578	$16,795,953	$(15,862,955)	$588,507	$19,317	$1,562,399

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,437,571)	$(4,095,905)	$(2,328,402)
Loss from discontinued operations	18,160	852,188	68,618
Net loss from continuing operations	(2,419,411)	(3,243,717)	(2,259,784)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	97,525	92,758	128,192
Bad debt expense	193,356	56,232	22,505
Impairment of inventory	33,506	147,204	-
Issuance of common stock for services	216,000	462,750	196,500
Issuance of common stock for compensation	3,750	47,755	-
Issuance of common stock for expenses	-	-	26,418
Issuance of common stock for interest and financing	-	-	122,250
Warrants issued as financing expense	127,000	-	-
Settlement of commitments and contingencies	-	(109,603)	-
(Increase) decrease in assets:
Accounts receivable	(2,745,670)	(178,642)	(140,705)
Receivable from related party	-	1,686	(1,686)
Inventories	135,771	(85,784)	(581)
Prepaid expenses	(96,243)	18,625	285,000
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	977,780	118,377	71,912
Accounts payable, related party	-	-	(10,567)
Billings in excess of costs	702,272	-	-
Commissions payable	(46,887)	-	12,827
Net cash used in operating activities	(2,821,251)	(2,672,359)	(1,547,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,549)	(87,328)	(17,105)
Purchase of technology	-	(400,000)	-
Deposits	(5,167)	3,309	-
Investment in discontinued operations	(155,056)	174,992	(66,763)
Net cash used in investing activities	(185,772)	(309,027)	(83,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(3,289)	(4,510)	(1,814)
Proceeds from issuance of shares under private placement	2,835,901	2,594,127	1,692,608
Repayment of borrowings	-	(2,315)	(6,999)
Proceeds from short-term borrowings	300,000	-	-
Proceeds from short-term borrowings, related party	160,476	196,760	232,500
Repayment of short-term borrowings, related party	-	-	(105,635)
Net cash provided by financing activities	3,293,088	2,784,062	1,810,660

Net increase (decrease) in cash	286,065	(197,324)	179,073

Cash at beginning of year	88,613	285,937	106,864

Cash at end of year	$374,678	$88,613	$285,937

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$2,430	$2,430
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock as prepayment for expenses	$-	$-	$22,500
Issuance of common stock for compensation	$3,750	$47,755	$-
Issuance of common stock for services	$216,000	$462,750	$196,500
Issuance of common stock for expenses	$-	$-	$26,418
Issuance of common stock for payment of interest and financing expenses	$127,000	$-	$122,250
Issuance of common stock as stock offering costs	$-	$4,642	$148,503
Issuance of common stock for payment of debt	$-	$-	$207,500
Issuance of common stock and options for acquisition	$358,916	$491,416	$175,000
Stock rescinded in disposition	$-	$(175,000)	$-
Technology acquired by exchange of accounts receivable	$460,000	$-	$-
Settlement of commitments and contingencies with options and
cancellation of options	$208,486	$-	$-

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PowerCold Corporation, (“the Company”), was incorporated on October 7, 1987 in the State of Nevada.  PowerCold is a solution provider of energy efficient products for the refrigeration, air conditioning and power industries. The Company designs, develops, markets and installs proprietary equipment to achieve significant electric power cost savings for commercial and industrial firms.  PowerCold's energy efficient and environmentally safe products are designed to reduce power costs for air conditioning, refrigeration and on-site building power.

The Company derives its revenues from four principal product line applications.  The first is proprietary applications for the HVAC industry, including patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers and heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and production of unique chiller systems for the HVAC and refrigeration industry.    The fourth is energy products including generators and engine driven chillers.

Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (“ABT”), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings.  ABT’s assets were transferred into PowerCold’s wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., formerly Ultimate Comfort Systems. See Note 5.

On December 1, 2001, PowerCold acquired all of the common stock of Power Sources, Inc., (hereinafter “PSI”), a newly formed entity engaged in the development and marketing of cogeneration systems technology.  During the year ended December 31, 2002, the Company disposed of PSI.  See Note 16.

On December 1, 2000, the Company acquired the assets of Ultimate Comfort Systems, Inc., including its technology rights, patent rights (U.S. Patent No. 5,183,102), and license agreement for integrated piping technology for a heating and air conditioning system.  This acquisition gave the Company exclusive, non-transferable United States transfer rights to the aforementioned technology and all related assets.  This technology was then placed into a newly formed, wholly owned subsidiary of the Company, PowerCold ComfortAir Solutions, Inc. formerly, Ultimate Comfort Systems.  See Note 5.

The Company formed Alturdyne Energy Systems, Inc. in September 1999 to support the natural gas engine driven water chiller business.  Subsequent to its formation, the entity has been essentially dormant.  It was dissolved in June 2002.

On May 18, 1998, the Company incorporated a wholly owned subsidiary, Channel Freeze Technologies, Inc., (“CFTI”) to acquire intellectual property rights of Channel Ice Technologies.  During the year ended December 31, 2002, the Company disposed of CFTI.  See Note 16.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

The financial statements for prior periods have been restated for the discontinued segment of Technicold Services, Inc.  See Note 16.

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

Reclassification & Restatements

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation.  The reclassification principally consists of revised reporting of operating results of the discontinued segment of Technicold Services, Inc. in the prior fiscal periods.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented. See Note 17.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of average cost or market on a first-in, first-out basis.  See Note 6.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances from related party, trade accounts receivable, accounts payable, accrued expenses and notes payable.  These instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003, 2002 and 2001.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

At December 31, 2003, 2002 and 2001 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  See Note 7.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions.  At December 31, 2003 the Company’s cash balance in one account exceeded Federal Deposit Insurance Corporation (FDIC) limits by $200,000 and at December 31, 2001, the Company’s cash balance, in two accounts, exceeded  (FDIC) limits by $24,824 and $54,568.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in an increase in net income of approximately $10,000 in fiscal 2002 and in 2003.

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition.  Goodwill was amortized on a straight-line basis over ten years through December 31, 2001.  At January 1, 2002, the Company adopted SFAS No. 142, which eliminates amortization of goodwill.  The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations.  Impairments are recognized in operating results when a permanent diminution in value occurs.

All goodwill previously recorded on the balance sheet was considered fully impaired at December 31, 2003 due to the discontinued segment of Technicold Services, Inc.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer.  Service revenue is recognized when services are performed and billable.

During the last quarter of 2003, the Company adopted the percentage-of-completion method of accounting for long-term contracts.  The Company believes that this method more accurately reflects periodic results of operations.  The financial statements for 2002 and 2001 have not been retroactively restated for the change since the Company began its contracting activities during the year ended December 31, 2003.

The Company accounts for long-term contracts on the percentage-of-completion method, and income is recognized as work on contracts progresses, however, estimated losses on contracts in progress are charged to operations immediately.

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

Bad Debts Expense

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  The Company recognized $193,356 of bad debt expense in the year ended December 31, 2003.

Product Warranties

The Company sold the majority of its products to consumers along with one-year unconditional repair or replacement warranties.  Warranty expense is included in cost of sales.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development expenses are charged to operations as incurred.  The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized using the straight-line method over the asset’s estimated economic life, which is typically 10 years.

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

Stock Based Compensation

The Company accounts for stock issued for compensation in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."  Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date.  In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company discloses the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

Compensated Absences

Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors.  The Company accrues vacation expense throughout the year and, if employees do not utilize their allotment, the Company will cash out all unused pay on the last calendar day of the year.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax bases of assets and liabilities using statutory income tax rates in effect for the year in which the differences are expected to reverse.  See Note 14.

Investment in Securities

Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Trading securities are reported at fair value, with changes in fair value included in earnings.  Available for sale securities are reported at fair value, with net unrealized gains and losses included as a component of equity.  Held to maturity securities are reported at amortized cost.  Gains and losses on the sale of securities are determined using the specific identification method.  For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred.  Market value is determined based on quoted market prices.  At December 31, 2003, 2002 and 2001, all of the Company’s investment securities were classified as available for sale.  See Note 8.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with characteristics of both liabilities and equity” (hereinafter “SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has not yet determined the impact of the adoption of this statement.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (hereinafter “SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.  As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” the adoption of SFAS No. 148 has no impact on the Company’s financial condition or results of operations.  See Note 12.

Shipping and Handling Fees and Costs

The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001.  The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $19,489 in 2001.  All amounts in the accompanying consolidated statements of operations and comprehensive loss have been reclassified to reflect this adoption.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America.  At December 31, 2003, the Company had an accumulated deficit of $15,862,955 and recurring losses from operations for each year presented.  Property, equipment and intangibles comprise a material portion of the Company's assets.  The recovery of these assets is dependent upon achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  Management is actively seeking additional financing.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (“Simco”), a separate legal entity wholly owned by the Company's chairman and chief executive officer.  This funding is unsecured, and due on demand.

During the year ended December 31, 2003, the Company received an additional $161,108 as a short-term loan from Simco and Simco was issued 160,000 shares of common stock for consulting services of $120,000.  See Note 9 and 11.  In addition, $60,000 of consulting fees have been accrued for consulting services provided by Simco during 2003.

During the year ended December 31, 2002, the Company received $196,760 as a short-term loan from Simco.  See Note 9.

During 2001, Simco was issued 262,500 shares of common stock for payment of loans, interest and financing fees and consulting services.  See Note 11.

NOTE 5 – ACQUISITIONS

Acquisition of Applied Building Technology, Inc.

Effective August 1, 2002, PowerCold Corporation acquired 100% of the assets of Applied Building Technology, Inc. (“ABT”), a St. Petersburg, Florida based supplier of complete standardized heating, ventilation and air conditioning packages for standard-sized commercial buildings.  ABT’s assets were transferred into PowerCold’s wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., formerly known as Ultimate Comfort Systems.

As consideration for the acquisition of assets, which include contracts in place and all intellectual property including patents, licenses and copyrights and the rights, title and interest in and to the name Applied Building Technology, Inc., the Company paid the owners of ABT $65,000 in cash and 500,000 shares of PowerCold common stock at the fair market value of $450,000.  In addition, PowerCold agreed to issue 175,000 options to the owners of ABT that will vest over a 3 year period.  At December 31, 2002, 58,833 common stock options were vested with a fair market value of $41,416 and the Company recorded a commitment of $125,333 for the future vesting of the remaining options.  The acquisition was accounted for under the purchase method.

During the year ended December 31, 2003, an additional 58,833 common stock options were vested with a fair market value of $58,916 which reduced the commitment to $69,417 for the future vesting of the remaining options.

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

Acquired in the transaction were trade receivables of $921,050, which were attributable to December 31, 2001 revenues, with the related assumption of $721,392 of accounts payable.  Also acquired were contracts in place of $331,175 with $281,499 of accounts payable.  The Company also acquired technology rights valued at $222,666.  The assets and liabilities of PSI were subsequently transferred to PSI by UMRI upon the creation of PSI.  PSI had no substantial operations prior to PowerCold’s acquisition.  The Company disposed of its interest in PSI in the year ended December 31, 2002.  All issued common stock and common stock options were rescinded. See Note 16.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 5 – ACQUISITIONS (Continued)

Acquisition of Heating and Air Conditioning System Technology

On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology relating to a heating and air conditioning system.  This acquisition gave the Company exclusive, United States transfer rights to the technology and all related assets.  In this transaction, the Company paid $65,000 cash, assumed two lines of credit (described in Note 9), forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock (described in Note 11), granted 150,000 of stock options at $1.00 per share (described in Note 12).  This technology was then placed into a newly formed, wholly owned subsidiary of the Company, PowerCold ComfortAir Solutions, Inc. formerly, Ultimate Comfort Systems.

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

Inventories at December 31, 2003, 2002 and 2001 consist of the following:

	December 31, 2003	December 31, 2002	December 31, 2001
Materials inventory	$11,156	$180,433	$133,432
Finished goods inventory	-	-	108,421
	$11,156	$180,433	$241,853

Finished goods inventory consists of the specialized quick-freezing unit of the Company’s Channel Freeze Technology, Inc. subsidiary held as of December 31, 2001 by PowerCold Products, Inc.  During the year ended December 31, 2002, the Company discontinued Channel Freeze Technologies, Inc. and impaired the quick-freezing unit previously recorded as finished goods inventory.  See Note 16.  The Company also recorded an additional loss on impairment of materials inventory of $33,506 at December 31, 2003 and $147,204 at of December 31, 2002.

NOTE 7 – PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment is summarized as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Machinery and equipment	$139,128	$139,128	$37,158
Prototypes and molds	96,850	71,030	71,030
Furniture and fixtures	38,325	38,326	30,480
Total Property and Equipment	274,033	248,484	138,668
Less: Accumulated Depreciation	138,175	117,886	98,469
Net Property and Equipment	$135,858	$130,598	$40,199

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 7 – PROPERTY, EQUIPMENT AND INTANGIBLES(Continued)

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $20,289 $19,417, and $7,068, respectively.

The Company’s intangible assets are summarized as follows:

	December 31, 2002	December 31, 2002	December 31, 2001
Patents and related technology	$1,902,263	$1,441,416	$822,867
Less: Accumulated Amortization	595,532	514,700	440,759
Net Intangibles	$1,306,731	$926,716	$382,108

Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $77,236, $73,341 and $121,124, respectively.

In order to acquire the licensed chiller technology and the related licensed chiller intellectual property from Alturdyne, Inc., PowerCold paid $400,000 in 2002 and in 2003 forgave an account receivable of $460,000 due from Alturdyne.

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

The Company adopted SFAS No. 144 effective August 1, 2001.  Consequently, the operating results of TSI, which was disposed of during the year ended December 31, 2003, and of CFTI and PSI, which were disposed of during the year ended December 31, 2002, are included in discontinued operations.  Assets and liabilities of TSI, CFTI and PSI have been restated as net assets from discontinued operations for the years ended December 31, 2002 and 2001.  See Note 16.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”).  SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets.  The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

During 2001, the Company’s investment in RPI decreased to less than 20% of RPI’s stock outstanding.  In view of the changed circumstances, the Company’s management elected to recognize its investment in RPI as available for sale securities.  As of December 31, 2001, the fair market value of these securities was $970,000.  At December 31, 2002, the fair market value of the securities was reduced to $38,800.  At December 31, 2003, the fair market value of the securities was reduced to $19,317.  This change in value has been recognized as other comprehensive loss in accordance with SFAS No. 115.

NOTE 9 – NOTES PAYABLE

At December 31, 2003, 2002 and 2001, notes payable consisted of an unsecured line of credit bearing interest at 7% which was assumed as part of the consideration for the acquisition of a technology license and intellectual property in December 2002. See Note 5.  The line of credit is payable to Royal Bank of Canada for $34,014 U.S.  The Company made interest only payments on this line of credit which is unsecured.  Interest expense on this loan was $2,430 for each of the years ended December 31, 2002 and 2001.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan.

The Company received from Simco $196,760 in unsecured advances during 2002 and an additional $161,108 during 2003.  The advances bear interest at 8% and are payable on demand.  No payments were made against the advance principal during 2002 or 2003.  The debt is convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion.

At December 31, 2001, notes payable consisted of two loans payable to Southtrust Bank, secured by G. Briley, the president of TSI, totaling $8,228, with annual interest rates of 14.99%.  Both notes were repaid in 2002.

At year end December 31, 2003, the Company issued a promissory note for $300,000 with a non-detachable warrant to purchase up to 60,000 shares of common stock until May 10, 2004.  This note is due May 10, 2004 and has no stated interest rate.  The note may be converted to common stock at an exercise price of $1.50 until May 10, 2004.

NOTE 10 – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock, which contains no voting privileges.  Shareholders are entitled to cumulative dividends, and each share of preferred stock may be converted into the Company’s common stock.  Currently no shares have been issued.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 11 – COMMON STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the year ended December 31, 2003, the Company issued 282,000 shares of common stock for prepaid consulting fees of $120,000 and services of $96,000.  In addition 2,317,300 shares of common stock were issued for cash of $2,032,125 and 200,000 shares with a fair market value of $1.50 were issued for the acquisition of ABT. See Note 5.  Additionally, 335,384 warrants were exercised for cash of $503,776.  The Company issued 5,000 shares of common stock as compensation for $3,745 and cancelled 5,000 shares upon termination of an employee.

During the year ended December 31, 2002, the Company issued 1,658,666 shares of common stock for cash of $2,562,126.  In the same period, 32,000 warrants were exercised at $1.00 per share; 82,562 shares of common stock were issued for compensation at the fair market value of the stock of $0.58 per share; and an additional 440,956 shares of common stock were issued for services at the fair market value of the stock of $1.05 per share.  For the acquisition of Applied Building Technologies, the Company issued 300,000 shares of common stock with a fair market value of $1.50 per share.  See Note 5.

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

NOTE 12 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ended December 31, 2003, the Company issued 712,725 common stock options with an average exercise price of $1.37 per share and a fair market value of $492,597 as compensation.  These options expire from February 2004 through December 2008.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 12 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (Continued)

The board of directors approved the exercise price of the options issued to employees to be discounted because the stock is restricted.

During 2001, the Company authorized and issued 895,000 options at an average exercise price of $0.96 for services, compensation and the acquisition of PSI. The options granted at December 1, 2001 were rescinded in the disposition of PSI. See Note 5.

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2003, 2002 and 2001.  The following reflects the Company's pro forma net loss and net loss per share as if the Company had determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net loss as reported	$(2,437,571)	$(4,095,905)	$(2,328,402)
Adjustment required by SFAS 123	(492,597)	(553,975)	(345,277)
Pro forma net loss	$(2,990,169)	$(4,649,880)	$(2,673,679)
Pro forma net loss per share, basic and diluted	$(0.15)	$(0.27)	$(0.18)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2001	2,797,558	$0.74
Granted	895,000	0.96
Exercised	-	-
Rescinded or expired	-	-
Outstanding and exercisable, December 31, 2001	3,692,558	0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,095,891	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding at December 31, 2003	4,052,283	$1.08

Exercisable at December 31, 2003	3,482,283	$0.91

Weighted average fair value of options granted during 2003:		$0.69

At December 31, 2003, exercise prices for outstanding options ranged from $0.50 to $1.50.  The weighted average contractual life remaining of such options was 3 years.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 12 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (Continued)

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

NOTE 13 – REPORTABLE SEGMENTS

PowerCold currently has three reportable business segments: PowerCold Corporation, PowerCold Products (formerly known as RealCold Products, Inc.), and PowerCold ComfortAir Solutions, Inc. (formerly known as Ultimate Comfort Systems, Inc.). PowerCold Products, Inc. designs and produces unique products for the refrigeration industry.  PowerCold ComfortAir Solutions, Inc. holds the technology rights, patent rights and license agreement for an integrated piping technology for heating and air conditioning systems.  PowerCold ComfortAir Solutions also provides contracting and consulting services related to this technology and PowerCold Corporation (“Corporate”) provides financial services for its subsidiaries.

Segment information (after intercompany eliminations) for the years ended December 31, 2003, 2002, and 2001 are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Revenues:
Corporate	$-	$-	$-
PowerCold Products, Inc.	620,209	628,217	531,605
PowerCold ComfortAir Solutions	3,450,267	877,673	282,733
Total Revenues	$4,070,476	$1,505,890	$814,338

Operating income (loss):
Corporate	$(1,395,021)	$(2,804.055)	$(1,101,821)
PowerCold Products, Inc.	(759,357)	(1,113,179)	(1,016,673)
PowerCold ComfortAir Solutions	(283,193)	(178,671)	(209,908)
Net Loss	$(2,437,571)	$(4,095,905)	$(2,328,402)

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 13 – REPORTABLE SEGMENTS (Continued)

	December 31, 2003	December 31, 2002	December 31, 2001

Identifiable assets:
Corporate	$1,520,292	$747,986	$2,022,870
PowerCold Products, Inc.	352,255	577,966	650,893
PowerCold ComfortAir Solutions	2,720,169	358,598	150,429
Total Identifiable Assets	$4,592,716	$1,684,550	$2,824,192

Depreciation and amortization:
Corporate	$-	$-	$34,744
PowerCold Products, Inc.	86,301	81,963	82,855
PowerCold ComfortAir Solutions	11,224	10,795	10,593
Total Depreciation and Amortization	$97,525	$92,758	$128,192

All of the Company’s assets are held within the United States.

PowerCold's reportable segments are strategic business units that offer different products or services.  They are managed separately because each business requires different technology and marketing strategies.

NOTE 14 –INCOME TAXES

Provision for Taxes

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

At December 31, 2003 the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,100,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset is present at December 31, 2003 and in prior years.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 14 –INCOME TAXES (Continued)

At December 31, 2003 the Company has net operating loss carryforwards of approximately $12,000,000, which expire in the years 2015 through 2023.  The Company recognized approximately $97,000 of losses from issuance of common stock warrants for expense in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from December 31, 2002 to December 31, 2003 was $900,000.

The significant components of the approximate deferred tax asset at December 31, 2003, 2002 and 2001 were as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Net operating loss carryforward	$12,000,000	$9,400,000	$5,600,000
Warrants issued for expenses	$97,000	-	-
Meal and entertainment	$16,500	$7,100	$9,600
Unrealized net gain (loss) on investments	$19,000	$931,000	$(970,000)
Deferred tax asset	$4,100,000	$3,200,000	$1,900,000
Deferred tax asset valuation allowance	$(4,100,000)	$(3,200,000)	$(1,900,000)

NOTE 15 – LEASES

Capital Lease

In 1999, the Company acquired a forklift, which was financed through a capital lease.  This capital lease is payable in monthly installments of $297, with interest at 9.5%, through April 2004.  The balance due at December 31, 2003 will be paid during the year ended December 31, 2004.

Operating Leases

The Company leases sales offices in Largo, Florida for $5,361 per month under an operating lease agreement, which expires July 31, 2008.

The Company leases sales offices and plant space in LaVernia, Texas for $3,625 per month under an operating lease agreement, which expires March 30, 2004.

Total rent expense for the year ended December 31, 2003 was $85,169 and December 31, 2002 was $36,000 and the year ended December 31, 2001 was $89,999.

The Company’s subsidiary, Technicold Services, Inc. had a one-year lease for office space in San Antonio, Texas.  The rent was $675 per month and the lease expired September 30, 2002.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 15 – LEASES (Continued)

Future minimum rental commitments are as follows:

Year Ending December 31,	Amount
2004	$72,000
2005	63,780
2006	66,113
2007	68,762
2008	41,034
Total	$311,689

NOTE 16 – DISPOSITION OF TECHNICOLD SERVICES, INC., CHANNEL FREEZE TECHNOLOGIES, INC. AND POWER SOURCES, INC.

During the year ended December 31, 2003 the Company elected to fully dispose of Technicold Services, Inc (“TSI”), and recorded costs associated from discontinued operations of $18,160.

The assets and liabilities disposed of from the discontinued operation of TSI were as follows:

Cash Other Asset Equipment, net	$8,187 675 1,238
Goodwill, net	16,866
Total Assets	$26,966

Account payable	$6,136
Assets in excess of liabilities	$20,830

During the year ended December 31, 2002, the Company elected to fully dispose of CFTI and recorded costs associated from discontinued operations of $563,358.  The Company returned to CFTI’s previous owners the entity’s patent and intellectual property in exchange for a release from an unpaid liability of $200,000 and a release from any other contingent or future liabilities.  The assets and liabilities disposed of from the discontinued operation of CFTI were as follows:

Manufacturing equipment, net	$3,000
Patents and intellectual property, net	665,951
Total Assets	$668,951

Account payable	$200,000
Assets in excess of liabilities	$468,951

During the year ended December 31, 2002, the Company disposed of Power Sources, Inc. (“PSI”) by returning the acquired assets and liabilities to the original owner.  The stock and options given as part of the acquisition were rescinded.  The Company has recorded a net loss on disposition of $288,830 which has been reported as loss from discontinued operations.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 16 – DISPOSITION OF TECHNICOLD SERVICES, INC., CHANNEL FREEZE TECHNOLOGIES, INC. AND POWER SOURCES, INC. (Continued)

The assets and liabilities disposed of from discontinued operations of PSI were as follows:

Cash	$879
Accounts receivable	921,050
Notes receivable	13,000
Total Assets	$934,929

Accounts payable	$791,392
Assets in excess of liabilities	$143,537

The options granted at December 1, 2001 were rescinded in the disposition of PSI.

Costs associated with the disposal of TSI, CFTI and PSI were accounted for in discontinued operations.

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

NOTE 17 – RESTATEMENT OF PRIOR YEARS’ FINANCIAL STATEMENTS

In accordance with generally accepted accounting principals, the financial results of the business segments discontinued (of TSI, CFTI and PSI) are reported as discontinued operations and the Company’s financial results of prior periods have been restated.  Condensed results of discontinued segments are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Net Sales
CFTI	$-	$-	$-
PSI	-	-	129,758
TSI	17,750	90,032	67,751
Income (loss)	17,750	90,032	197,509

Income (Loss) Before Income Taxes
CFTI	-	(94,401)	(80,120)
PSI	-	(145,299)	129,758
TSI	2,670	9,495	7,295
	2,670	(230,205)	56,933

Income Tax	-	-	-
Net Income (Loss)	$2,670	$(230,205)	$56,933

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Accounts Payable

“Commitments and Contingencies” on the Company’s balance sheet for the years ended December 31, 2002 and 2001 are the balances in the aggregate amount of $149,820 from vendors that could not be contacted or did not respond to management’s correspondence.

NOTE 19- CONTRACTS IN PROGRESS

For the year ended December 31, 2003 contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract Revenues Earned	Contract Costs Incurred	Gross Profit
Construction contracts in progress at December 31, 2003	$516,557	$413,161	$103,396
Construction contracts completed during the year	2,833,852	1,507,693	1,326,159
Total construction activity	$3,350,409	$1,920,854	$1,429,555

Contracts in progress as of December 31, 2003 were as follows:

Cumulative costs to date	$413,161
Cumulative gross profit to date	103,396
Cumulative revenue earned	516,557
Less progress billings to date	1,218,829

Net over billings	$702,272

The following is included in the accompanying balance sheet under these captions as of December 31, 2003:

Costs and estimated earnings on contracts in progress in excess of billings	$245,535
Billings in excess of costs and estimated earnings on contracts in progress	947,807
Net over billings	$702,272

NOTE 20 – BACKLOG

The following schedule summarizes the backlog on contracts during the year ended December 31, 2003.  Backlog represents the amount of revenue the company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

New contracts during the year	$3,496,486
Less contract revenue earned during the year	$2,833,852
Backlog balance, for installation contract only, at December 31, 2003	$662,634

The Company also entered into additional contracts with estimated revenues of $1,600,000 between January 1, 2004 and March 15, 2004.

PowerCold Corporation Form 10K - December 31, 2003

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

During the registrant's fiscal year ending December 31, 2003 and the subsequent period up to the date of the former accountants release, there were no disagreements with the former accountant nor with the current accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope of procedure.

ITEM 9A.    CONTROLS AND PROCEDURES.

The management of PowerCold Corporation (the “Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company are as follows:

Name

Age

Position

Period Served Since

Francis L. Simola.

65

Chairman of the Board

January 1993

President and CEO

Dean S. Calton

52

President, PowerCold Products, Inc.

October 1998

Vice President Engineering and Manufacturing

Robert Yoho

67

President, PowerCold ComfortAir Solutions, Inc.

July 2002

Jim Chirieleison

57

Vice President Sales and Marketing

July 2002

Joseph C. Cahill

50

Vice President Administration and Finance

January 2002

Director, Corporate Secretary

Grayling Hofer

46

Corporate Controller and

March 2002

Chief Accounting Officer

Treasurer

A summary of the business experience and background of the Company's officers and directors is set forth below.

Francis L. Simola    Mr. Simola has been Chairman, CEO and President of PowerCold since the Company's inception in January 1993.  Mr. Simola is the founder and President of Simco Group Inc., a private investment company that controls a major interest in PowerCold.

PowerCold Corporation Form 10K - December 31, 2003

Dean S. Calton   Mr. Calton has been General Manager, Vice President Engineering and Manufacturing and President of PowerCold Products, Inc. since June 1998. Mr. Calton has over 24 years experience in the refrigeration and air condition industry.

Robert Yoho    Mr. Yoho has been President of PowerCold ComfortAir Solutions, Inc. since July 2002 and a Director since June 2003.  Mr. Yoho has over 30 years experience in the heating, ventilation and air conditioning equipment industry.

Jim Chirieleison   Mr. Chirieleison has been Vice President Sales and Marketing since July 2002. Mr. Chirieleison has over 30 years experience in global sales and marketing in the heating, ventilation and air conditioning equipment industry.

Joseph C. Cahil     Mr. Cahill has been Vice President Administration and Finance since January 2002 and a Director and Corporate Secretary sine June 2003. Mr. Cahill has over 22 years experience as a senior executive for a co-generation business and a chemical company.

Grayling Hofer    Mr. Hofer has been Corporate Controller and Chief Accounting Officer since March 2002 and Corporate Treasurer since June 2003.  Mr. Hofer has over 14 years experience in accounting, and 10 years with manufacturing and distribution.

Directors of the Company are elected every three years.  Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company. All Company Directors and Officers have devoted 100% of their time for PowerCold’s daily operating activities during the last fiscal year 2003.

ITEM 11.   EXECUTIVE COMPENSATION

No executive officer of the Company received any compensation greater than $72,000 for 2003. No officer of the Company was paid by any other source other than PowerCold for time that was actually spent in furtherance of PowerCold’s affairs.  Simco Group/ Simola received 120,000 shares of common restricted stock for services rendered the Company, and received $60,000 related to payment due for corporate operating and office administrative expenses.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, and (ii) each director. (iii) beneficial owner of outstanding preferred stock.

PowerCold Corporation Form 10K - December 31, 2003

Name and Address

Amount and Nature

Percent

of Beneficial Owner

of Beneficial Ownership (1)

of Class (2)

Francis L. Simola and (3)

1,092,432

5.06%

Veronica M. Simola

9408 Meadowbrook Ave.

Philadelphia, Pa. 19118

Simco Group, Inc. (4)

1,800,664

8.35%

1800 E. Sahara, Suite 107

Las Vegas, Nevada 89104

Henry N. Sanborn

1,468,478

6.81%

505 Charles Street Avenue

Towson, MD 21204

Joseph C. Cahill (5)

82,779

0.38%

45 Overlea Lane

Aberdeen, BJ  07747

Robert W. Yoho (5)

300,000

1.39%

13799 ParkBlvd. North

Seminole, FL  33776

Total Common Stock

4,744,353

21.99%

(1)  The nature of beneficial ownership for all shares is sole voting and investment power.

(1)

The per cent of class is all common stock and preferred stock.

(2)

Includes minor children

(3)

Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.

(4)

Director

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (“Simco”), a separate legal entity wholly-owned by the Company's chairman and chief executive officer.

During the year ended December 31, 2003 the Company received $161,108 as a short term loan from Simco Group.

During the year ended December 31, 2002 the Company received $196,760 as a short-term loan from Simco Group.

The advances bear an interest rate of 8% and are payable on demand.  No payments were made against the advance principal made in 2002 or 2003.  The debt is convertible to common stock as calculated at 50%  of the bid price at the end of the quarter preceding conversion.

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

PowerCold Corporation Form 10K - December 31, 2003

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 were approximately $50,000 and $52,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $8,846.00 and $9,220.00 during the fiscal years ended December 31, 2003 and 2002, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

PART  IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)(2) Financial Statements exhibited herein the Form 10-K Annual Report and are filed as a part hereof:

Independent Auditors' Reports:

Report on the 2003 Financial Statements

Consolidated Financial Statements:

Balance Sheets – December 31, 2003, 2002 and 2001

Statements of Operations – Years ended December 31, 2003, 2002 and 2001

Statements of Stockholders’ Equity – Years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(3) Exhibits:

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of Francis L. Simola
(31)(ii) Certification of Joseph C. Cahill
(32)	Section 1350 Certifications
(32)(i) Certification of Francis L. Simola
(32)(ii) Certification of Joseph C. Cahill

(b)

Reports on Form 8-K:

8 -K  June 1, 2003

New Directors

8 -K  June 13, 2003

Private Placement

PowerCold Corporation Form 10K - December 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

By:  /s/ Francis L. Simola

Francis L. Simola

President and Chief Executive Officer

Dated:  March 30, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated:  March 30, 2004

By:  /s/  Joseph C. Cahill

Joseph C. Cahill

Director and Secretary

Chief Financial Officer

Dated:  March 30, 2004

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated:  March 30, 2004

By:  /s/  Grayling Hofer

Grayling Hofer

Treasurer

Chief Accounting Officer

Dated:  March 30, 2004