Form 10-Q
period 2004-03-31
POWERCOLD CORP
filed 2004-05-17
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2004

or

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

830-779-5213

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 21,703,750 shares outstanding at March 31, 2004.

SEC 1296 (1-04)  Potential persons who are required to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB number.

#

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2004

INDEX

Page

PART I.

FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Condensed Notes to Consolidated Financial Statements

7

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

10

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

17

Item 4.

Controls and Procedures.

17

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

19

Item 2.

Changes in Securities.

19

Item 3.

Defaults Upon Senior Securities.

19

Item 4.

Submission of Matters to a Vote of Security Holders.

19

Item 5.

Other Information.

19

Item 6.

Exhibits and Reports on Form 8-K.

19

Signature

20

Certifications

21

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003	December 31, 2002
ASSETS			
CURRENT ASSETS			
Cash	$ 582,912	$ 374,678	$ 88,613
Trade accounts receivable, net of allowance	3,530,194	2,388,495	296,179
Costs and estimated earnings in excess on contracts in progress	350,148	245,535	-
Inventory	7,202	11,156	180,433
Prepaid expenses	189,987	100,118	3,875
Total Current Assets	4,660,443	3,119,982	569,100
OTHER ASSETS			
Property and equipment, net	247,389	135,858	130,598
Patent rights and related technology, net	1,287,421	1,306,731	926,716
Securities available for sale	19,317	19,317	38,800
Deposits	10,828	10,828	5,661
Total Other Assets	1,564,955	1,472,734	1,101,775
NET ASSETS FROM DISCONTINUED OPERATIONS	-	-	13,675
TOTAL ASSETS	$ 6,225,398	$ 4,592,716	$ 1,684,550
LIABILITIES AND STOCKHOLDERS' EQUITY			
CURRENT LIABILITIES			
Accounts payable and accrued expenses	$ 765,731	$ 1,253,030	$ 335,250
Billings in excess of costs and estimated earnings on contracts in progress	1,942,233	947,807	-
Commissions and royalty payable	8,180	8,180	55,066
Accounts payable, related party	362,236	417,236	196,760
Convertible debt, net of discounts	1,683,382	334,014	34,014
Current portion of capital lease payable	-	632	3,321
Total Current Liabilities	4,761,762	2,960,899	624,411
CAPITAL LEASE PAYABLE, net of current portion	-	-	600
COMMITMENTS AND CONTINGENCIES	69,417	69,417	277,903
STOCKHOLDERS' EQUITY			
Convertible preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 21,576,750, 18,442,066, and 16,027,882 shares issued and outstanding, respectively	21,702	21,578	18,442
Additional paid-in capital	16,908,078	16,795,953	13,644,780
Stock options and warrants	743,360	588,507	504,998
Accumulated deficit	(16,298,238)	(15,862,955)	(13,425,384)
Accumulated other comprehensive income	19,317	19,317	38,800
Total Stockholders' Equity	1,394,219	1,562,399	781,636
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,225,398	$ 4,592,716	$ 1,684,550

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,		
	2004 (Unaudited)	2003 (Unaudited)	2002 (Unaudited)
REVENUES			
Contracts including equipment	$ 2,113,228	$ -	$ -
Equipment	127,875	1,112,334	350,750
Total Revenues	2,241,103	1,112,334	350,750
COST OF REVENUES			
Direct labor and equipment-contracts	1,479,497	-	-
Direct labor and material-equipment	52,141	919,478	287,130
Warranty expense	52,413	-	-
Manufacturing supplies	4,486	-	-
Shipping and handling	24,337	-	-
Total Cost of Revenues	1,612,873	919,478	287,130
GROSS PROFIT (LOSS)	628,230	192,856	63,620
OPERATING EXPENSES			
Sales, marketing and advertising	181,097	95,934	138,286
General and administrative	667,904	454,127	637,957
Research and development	5,274	-	-
Legal and accounting	34,755	-	-
Depreciation and amortization	19,575	25,068	27,967
Total Operating Expenses	908,604	575,129	804,210
LOSS FROM OPERATIONS	(280,374)	(382,273)	(740,590)
OTHER INCOME (EXPENSES)			
Interest income	-	60	-
Interest and financing expense	(154,909)	(242)	(1,572)
Other income (expense)	-	68	-
Total Other Income (Expenses)	(154,909)	(114)	(1,572)
LOSS BEFORE INCOME TAX	(435,283)	(382,387)	(742,162)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(435,283)	(382,387)	(742,162)
LOSS FROM DISCONTINUED OPERATIONS	-	-	(15,502)
NET LOSS	(435,283)	(382,387)	(757,664)
OTHER COMPREHENSIVE INCOME (LOSS)			
Unrealized gain (loss) on investments	-	(19,483)	(485,000)
COMPREHENSIVE LOSS	$ (435,283)	$ (401,870)	$ (1,242,664)
NET LOSS PER COMMON SHARE: BASIC AND DILUTED, CONTINUING OPERATIONS	$ (0.02)	$ (0.02)	$ (0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	21,703,416	19,002,066	16,256,567

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		
	2004 (Unaudited)	2003 (Unaudited)	2002 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (435,283)	$ (382,387)	$ (757,664)
Loss from discontinued operations	-	-	15,502
Net loss from continuing operations	(435,283)	(382,387)	(742,162)
Adjustments to reconcile net loss to net cash used in operating activities:			
Depreciation and amortization	-	25,068	27,427
Issuance of common stock for services	4,250	120,000	178,750
Issuance of common stock for compensation	-	-	30,000
Warrants issued for services	154,853	-	-
(Increase) decrease in assets:			
Accounts receivable	(1,141,699)	(711,081)	(76,554)
Receivable from related party	-	-	(11,314)
Inventories	3,954	27,324	(33,188)
Prepaid expenses	18,131	(88,125)	(67,500)
Increase (decrease) in liabilities:			
Accounts payable and accrued expenses	(487,299)	600,068	67,913
Accounts payable, related party	(55,000)	-	-
Billings in excess of costs	889,813	-	-
Cash used by discontinued operations	-	-	(1,560)
Net cash used in operating activities	(1,048,280)	(409,133)	(628,188)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Purchase of property and equipment	(111,531)	-	(61,661)
Purchase of technology	19,310	-	-
Paid royalties	-	-	(250,000)
Deposits	-	(10,153)	(8,201)
Net cash used in investing activities	(92,221)	(10,153)	(319,862)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Principal payments on capital lease	(633)	(577)	(1,544)
Proceeds from issuance of shares under private placement	-	425,000	2,015,407
Repayment of borrowings	-	-	(2,315)
Proceeds from short-term borrowings	1,349,368	5,000	-
Repayment of short-term borrowings, related party	-	(5,823)	(16,058)
Net cash provided by financing activities	1,348,735	423,600	1,995,490
Net increase (decrease) in cash	208,234	4,314	1,047,440
Cash at beginning of year	374,678	93,372	290,174
Cash at end of year	$ 582,912	$ 97,686	$ 1,337,614

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:						
Interest paid	$	-	$	-	$	-
Income taxes paid	$	-	$	-	$	-
NON-CASH TRANSACTIONS:						
Issuance of common stock for prepaid consulting	$	108,000	$	-	$	-
Issuance of common stock for compensation	$	-	$	-	$	208,750
Issuance of common stock for services	$	4,250	$	120,000	$	-
Warrants issued for services	$	105,105	$	-	$	-

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE  1- CONTRACTS IN PROGRESS

For the three months ended March 31, 2004 contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract Revenues	Contract Cost	Gross Profit
Total activity	$ 2,113,228	$1,479,497	$ 633,731

Contracts completed during the three month period	1,137,206	702,880	434,326

Contracts in progress at March 31, 2004	$ 976,022	$ 776,617	$ 199,405

Contracts in progress as of March 31, 2004 were as follows:

Cumulative costs to date

$776,617

Cumulative gross profit to date

199,405

Cumulative revenue earned

976,022

Less progress billings to date

2,568,097

Net over billings

$1,592,075

The following is included in the accompanying balance sheet under these captions as of March 31, 2004:

Costs and estimated earnings on contracts in

  progress in excess of billings

$350,148

Billings in excess of costs and estimated earnings

   on contracts in progress net over billings

1,942,223

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE  2 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the three months ended March 31, 2004, the Company granted 252,188 common stock options for services with an exercise price of $1.50 per share and a fair market value of $191,663.  These options expire in 2007.

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

	Year Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net loss as reported	$(435,283)	$(2,497,572)	$(4,095,905)
Adjustment required by SFAS 123	(191,663)	(492,597)	(553,975)
Pro forma net loss	$(626,946)	$(2,990,169)	$(4,649,880)
Pro forma net loss per share, basic and diluted	$(0.04)	$(0.15)	$(0.27)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2001	3,692,558	0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,095,891	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding at December 31, 2003	4,052,283	1.08
Granted	252,188	1.50
Exercised	-	-
Rescinded or expired	(100,000)	.50
Outstanding at March 31, 2004	4,204,471	$1.12
Exercisable at March 31, 2004	3,316,917	$1.25

Weighted average fair value of options granted during 2004		$1.07

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE  3  -  COMMON STOCK

During the three months ended March 31, 2004, the Company issued 125,000 common stock shares for services valued at $112,225.

Note—Warrants

During the three months ended March 31, 2004, the Company issued 115,500 common stock warrants as consideration for services. These warrants are exercisable at $1.00 per share and expire in March 2009.  In addition the Company issued 330,000 common stock warrants as a financing fee.  These warrants are exercisable at $1.50 per share and expire in March 2005.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation.  The following assumptions were made in estimating fair value:  risk-free interest of 4%, volatility of 75%, expected life of one and five years and no expected dividends.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2004

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

The Company derives its revenues from four principal product line applications:  The first is proprietary applications for the HVAC industry, including a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and production of unique chiller systems for the HVAC and refrigeration industry. The fourth is energy products including generators and engine driven chillers.

Subsidiary Companies:

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

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost.  They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, and custom refrigeration products for commercial and industrial use.  Nauticon products can reduce power cost for the air condition and refrigeration industry by up to 40% making these units contribute to the utilities’ needs to reduce power demand.  PowerCold has continued to invest and improve the Nauticon product line, greatly expanding its products ranging from a single 10-ton unit up to 300-tons. The company has three patents related to the Nauticon product line.

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

PowerCold Technology, LLC - The Company was recently formed on February 12, 2004 pursuant to the LLC Act and other applicable laws of the State of Nevada. All assets of the Company related to patent rights, trade names, trademarks, copyrights, licenses, trade secrets, inventions, intellectual proprietary rights and “know-how” will be owned by PowerCold Technology, LLC, a wholly owned subsidiary company of PowerCold Corporation. PowerCold Technology will license “assets” to PowerCold company’s and other third party company’s world wide on a non-exclusive basis.

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

Significant Events During First Quarter 1004:

On January 15, 2004 the company announced the launch of a completely new national HVAC design build program that will support the increasing demands of government and private developers for clean air, energy efficient and cost effective HVAC commercial applications. PowerCold’s National Contractors Alliance (NCA) is a unique turnkey design build program that establishes a nationwide network of general contractors, engineers, architects, subcontractors and equipment suppliers to design, build and equip building facilities with PowerCold’s proprietary HVAC systems. Initial markets for these applications, that provide energy efficient and fresh clean air environments, include hotels, extended care facilities, retail chain stores and restaurants.

On March 15, 2004, the Company announced that its wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc. (PCS) signed a sales and distribution agreement with Teletrol Systems, Inc.  Teletrol is a global supplier of high-performance building automation systems and components designed to reduce energy consumption, improve occupant comfort, and reduce overall operating expenses. Under the terms of the agreement, PCS will promote, sell, install and service Teletrol Controllers. Teletrol will provide PCS total energy management systems, including Direct Digital Control (DDC) equipment that is specifically designed to control roof top units, fan coil units, heat pumps, packaged HVAC units, unit ventilators, and other single room to multi site control applications.  PCS will market these applications for the control of HVAC installations in hotels, extended care facilities, chain stores and restaurants.

On March 17, 2004 the Company announced that the Environmental Protection Agency (EPA) has awarded a 2003 ENERGY STAR Small Business and Congregation Award to the Wingate Inn Hotel of Bozeman, MT.  The Award recognizes facilities that utilize energy efficient technologies and meet industry standards for comfort and indoor air quality. The Wingate is one of several hotels utilizing the PowerCold ComfortAir Solutions, Inc., (PCS) patented four-pipe fan coil HVAC system.  This is the second ENERGY STAR recognition received by the Wingate Inn that has installed the PowerCold patented HVAC system.  In 2002, the hotel received the prestigious ENERGY STAR Bronze Label for Commercial Buildings, an international symbol of energy efficiency.

In addition to the Wingate, another Montana hotel utilizing the PowerCold patented HVAC system also earned the ENERGY STAR Label. The Laurel Super 8® Motel received an ENERGY STAR Bronze Label for Commercial Buildings in 2002.  The Laurel Super 8 also received the 2001 “Excellence and Innovation in Energy Efficiency and Building Management” Award, sponsored by Energy User News.   The Wingate Inn and the Super 8 Motel were among the first hotels in the U.S. to be awarded the ENERGY STAR Bronze Label for Commercial Buildings.

The patented HVAC technology has also received distinguished recognition in the energy field including a first place Commercial Buildings Award from the American Society of Heating Refrigeration and Air Conditioning Engineers (ASHRAE), and the Department of Energy's "Tomorrow's Energy Today" Award.

On April 6, 2004 the Company announced that it has developed a unique Fluid Cooler of various sizes that incorporates DuPont’s Caltrel® engineered polymeric materials. DuPont Canada, Inc. and E.I. du Pont de Nemours and Company and PowerCold Corporation entered into a joint Development Agreement and a License Agreement relating to DuPont Caltrel® Fluid Energy Transfer System Applications on May 9, 2003. Pursuant to the terms of an Agreement, PowerCold selected Fluid Coolers as a Field for a Project Application and DuPont has agreed to this Field selection for an exclusive three-year period provided PowerCold meets certain Performance Metrics.

On April 8, 2004 the Company announced today it applied to the U.S. Patent Office for a new modular design heat exchanger patent that features superior modular and flexible designed plastic components. Utilizing polymeric materials provides additional value and innovation to PowerCold’s portfolio of products.  Plastic components create an enhanced sustainable platform for PowerCold to deliver the most innovative and cost-effective HVAC solutions for its customers.

On May 5, 2004 the Company announced that its wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., (PCS) signed a sales and distribution agreement with Amcot Cooling Tower Corporation, Rancho Cucamonga, CA, a global supplier of high-performance fiberglass cooling towers.

Amcot’s parent company, Liang Chi Industry Co. Ltd., Taiwan, the largest manufacturer of cooling towers in the world is interested in marketing PowerCold’s new fluid cooler design concept for the Asian market.  Liang Chi has 8 factories throughout Southeast Asia with 42 years experience manufacturing fiberglass-cooling towers. Amcot’s fiberglass cooling towers are engineered for cost efficiency and high performance and have been used for many years with great success due to their low maintenance requirements, resistance to moisture, light weight and material properties that allow a range of water temperatures.

Effective April 1, 2004, Bruce Babcock has been appointed an Advisor to PowerCold Corporation’s Board of Directors.  Mr. Babcock has been a consultant to the Registrant since October 2003.  Mr. Babcock joined DuPont™ in 1969 following his graduation with a MSc degree in Chemistry.  During his 33-year career with DuPont™, Babcock has worked in various leadership and managerial roles.   Babcock has been the overall Business Manager for various innovative thrusts in the personal hygiene and polymer marketplaces. Babcock has had profit and loss responsibility and direct selling experience to several multinational companies in the food industry.

Mr. Babcock was the Business Manager for DuPont™ Caltrel® (polymeric heat exchanger technology) innovation where he led the Marketing, R&D, and Manufacturing thrusts.  Babcock worked closely with PowerCold® on DuPont™ Caltrel® technology, as well as other partners and potential customers.  Babcock has extensive experience in developing partnership Agreements with North American, European and Asian companies in the Automotive and HVAC industries. In addition to Babcock’s business leadership and managerial accountabilities, he has had extensive experience in leading Research and Development activity (for the automotive coatings industry) and manufacturing experience in the automotive coatings and in the production of polymeric fibers.  In 1998, Babcock was the recipient of DuPont of Canada's major innovation award.

RESULTS OF OPERATIONS – First Quarter 2004

The Company's Consolidated Statements of Operations for the first quarter ended March 31, 2004 compared to the first quarter ended March 31, 2003:

Total Revenue for the three months period ended March 31, 2004 increased $1,128,769 to $2,241,103, a 101% increase from $1,112,334 for the same period ended March 31, 2003.

Operating Loss for the three-month period ended March 31, 2004 decreased 26.7% to $280,374 from $382,273 for the same period ended March 31, 2003.

Net Loss for the three-month period ended March 31, 2004 increased 13.8% to $435,283 from $382,387 for the same period ended March 31, 2003.

Net Loss per share for the three-month period ended March 31, 2004 was unchanged at ($0.02) per share from the period ended March 31, 2003.

Net loss per share was based on weighted average number of shares of 21,703,416 for March 31, 2004 compared to 19,002,066 for the same three-month period ended March 31, 2003.

The Company’s sales and revenue continue to grow in proportion to the increased volume of customer requests for new proposals for design built systems. At the end of the first quarter current revenue backlog is over $1.6 million.

PowerCold ComfortAir Solutions (PCS) revenue was $2,019,750 for the quarter with an operating profit of $94,614.  PCS submitted over $3 million in new engineering design proposals for its hotel and extended care facilities business during the first quarter. PCS recorded over $200,000 in revenues for the quarter ending March 31, 2004 from new national chain store accounts, and its revenue for the quarter was 58.5% of total PCS revenue in 2003.  PCS is positioned to exceed its budgeted revenue for the year.  The market for commercial HVAC systems for national chain store accounts and hotels continues to expand for PCS, with the recent addition of four new restaurant chains.

PowerCold Products (PCP) production facility will continue to improve its operations with an emphasis on cost reduction programs and new sales initiatives focused on volume markets for Fluid Coolers and Evaporative Condensers. As production volume increases, and commodity material prices stabilize manufacturing profit margins will continue to improve. The negative effect of increasing copper prices (65%) over the last two quarters was offset by lower costs for outsourced subassembly manufacturing. The Company has negotiated a toll manufacturing arrangement with Camac Industries of Sparta, NJ, a leading manufacturer of corrosion resistant pumps, heat exchangers and industrial filtration systems for the metal finishing and chemical industry, to assemble Nauticon Evaporative Condensers and Fluid Coolers as part of an ongoing cost reduction program.

Operating expenses increased 58% for the first quarter due to an 89% increase in Sales, Advertising & Marketing Expense which is expected to promote significant sales growth throughout the coming year and a 47% increase in General & Administrative Expense related to approximately $200,000 one time costs for new enterprise software, communications related improvements and compliance programs. None of these issues are expected to affect future reporting periods. Operating results from continuing operations for the quarter were lower than expected with gross margin of 28% due largely to the significant increase in the cost of copper over the previous quarter, which was only partially offset by price increases, and an abnormally high warranty expense. Additional adjustments related to these specific product cost issues are being implemented and will reflect greater profit margins going forward. The Loss from Operations for the quarter was $280,374 as opposed to $382,273 for the same period last year.  Lower R & D expenditures contributed to cost reductions as several products under development have advanced to the field test and marketing stage. A one time interest and financing expense of $154,909 resulted in a Net Loss of $435,283 for the quarter.

The Company's Consolidated Balance Sheet for first quarter ended March 31, 2004 compared to year ending December 31, 2003.

Total current assets increased to $4,660,443 for the first quarter ended March 31, 2004 compared to $3,119,982 for the year ending December 31, 2003.  Total assets increased 33% to $6,225,398 for the first quarter ended March 31, 2004 compared to $4,592,716 for the year ending December 31, 2003. Total Current Liabilities increased 60.8% to $4,761,762 for the first quarter ended March 31, 2004 compared to $2,960,899 for the year ending December 31, 2003. Total stockholders' equity decreased 10.8% to $1,394,219 for the first quarter ended March 31, 2004 compared to $1,562,399 for the year ending December 31, 2003.

The increase in assets was mainly due to the rise of Accounts Receivable and Costs and Estimated Earnings in Excess on Contracts in Progress. Accounts Receivable currently exceeds Accounts Payable by $2,402,227 and has increased by $1,141,699 from the previous period in large part due to the increased revenue. Accounts Payable has decreased by $542,299 due to incentives and discounts offered by vendors for reduced terms payment. The substantial increase in receivables as well as the reduction in payables has put significant pressure upon the cash flow.  The increase in liabilities was mainly due to higher Accounts Payable and Billings in Excess of Costs and Estimated Earnings on Contracts in Progress at the end of Q1. Commitments and contingencies of $69,417 are from old outstanding accounts payable from the previous RealCold Products and Nauticon operations. Management believes that these contingency debts will be written off over time.

During the quarter ended March 31, 2004 the company issued 125,000 shares of common stock valued at $112,225 for services and 115,500 common stock warrants exercisable at $1.00 per share for a period of five (5) years as consideration for services.  In addition the company issued 330,000 common stock warrants exercisable at $1.50 per share for a period of one (1) year as a financing fee. The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation at a risk free interest rate of 4% and a volatility of 75% for the period specified and no expected dividends. Common stock options issued during the first quarter totaled 252,188 at an exercise price of $1.50 per share for a period of three (3) years at a calculated fair market value of $191,663.

Liquidity and Capital Resources:  At March 31, 2004, the Company’s working capital decreased to                   ($101,319) from a $159,083 position at December 31, 2003. Cash increase from $374,678 at year end to $582,912 as of March 31, 2004.  Inventory movement increased as the demand for product increased.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should allow a continued reduction in inventory levels and a reduction in the cost of product.  Record quarterly sales drove accounts receivable to new levels.

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company. At March 31, 2004, intangible assets comprised 20% of the Company's assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  Management believes that its working capital is not currently sufficient to support its growth plans for 2004, and is seeking additional funding and a line of credit with financial institutions.

The Company applied to the U.S. Patent Office for a new modular design heat exchanger patent that features superior modular and flexible designed plastic components. Utilizing polymeric materials provides additional value and innovation to PowerCold’s portfolio of products.  Plastic components create an enhanced sustainable platform for PowerCold to deliver the most innovative and cost-effective HVAC solutions for its customers.

A new patent (third Nauticon® patent) was filed in 2002 was recently filed international for an enhanced evaporative condenser. Management believes that the additional development cost related to the new patent will greatly improve revenues and profits for the Company’s essential Nauticon product line.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKRT RISK

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

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to PowerCold Corporation, Inc. and its subsidiaries is made known to management, including the CEO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Two Company subsidiaries, PowerCold Products, Inc. and PowerCold ComfortAir Solutions, Inc. f/k/a Ultimate Comfort Systems Inc., as Third-Party Defendants, are involved in a multi third-party law-suit relating to a 1999 third-party design of two HVAC systems; this installation was inherited by PowerCold ComfortAir Solutions and chiller equipment manufactured by PowerCold Products, Inc. and installed by a local third-party mechanical contractor. Third–Party Plaintiffs are asking for a full refund of the contract purchase price. Lawsuit Case Code No. 03-CV-3452, Case Code: 30301, Dane County, Wisconsin, Circuit Court Branch 9.

A Company subsidiary, PowerCold ComfortAir Solutions, Inc., is a Defendant in a law-suit for certain fees claimed by the Plaintiff, a local mechanical contractor, for installation of a third party designed cooling system, which the Defendant states are not acceptable. PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. Lawsuit Cause No. ADV-2004-151, Montana First Judicial District Court, Lewis & Clark County.

It is the opinion of management that these two matters will not have any major adverse effect on the Company.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits and Reports on Form 8-K.

(a)   Exhibits

No.

Description

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Joseph C. Cahill, Chief Financial Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Joseph C. Cahill, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K relating to the quarter ended March 31, 2004

8 -K  April 12, 2004       New Advisor to the Board of Directors

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: May 14, 2004

20