Form 10-Q
period 2004-06-30
POWERCOLD CORP
filed 2004-08-16
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2004

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission File Number: 0-30709

POWERCOLD CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA

23-2582701

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

PO Box 1239

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 22,367,792 shares outstanding at June 30, 2004.

SEC 1296 (1-04)  Potential persons who are required to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB number.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

JUNE 30, 2004

INDEX

Page

PART I.      FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

6

Condensed Notes to Consolidated Financial Statements

8

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

11

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

18

Item 4.

Controls and Procedures.

18

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

21

Item 2.

Changes in Securities.

21

Item 3.

Defaults Upon Senior Securities.

21

Item 4.

Submission of Matters to a Vote of Security Holders.

21

Item 5.

Other Information.

21

Item 6.

Exhibits and Reports on Form 8-K.

21

Signature

22

Certifications

23

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2004	2003	2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$454,431	$374,678	$88,613
Trade accounts receivable, net of allowance	4,984,880	2,388,495	296,179
Costs and estimated earnings in excess
on contracts in progress	-	245,535	-
Inventory	135,345	11,156	180,433
Prepaid expenses	161,382	100,118	3,875
Total Current Assets	5,736,038	3,119,982	569,100
OTHER ASSETS
Property and equipment, net	239,449	135,858	130,598
Patent rights and related technology, net	1,266,113	1,306,731	926,716
Securities available for sale	19,317	19,317	38,800
Deposits	10,828	10,828	5,661
Total Other Assets	1,535,707	1,472,734	1,101,775

NET ASSETS FROM DISCONTINUED OPERATIONS	-	-	13,675
TOTAL ASSETS	$7,271,745	$4,592,716	$1,684,550

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,202,625	$1,253,030	$335,250
Billings in excess of costs and estimated earnings
on contracts in progress	1,888,120	947,807	-
Commissions and royalty payable	8,180	8,180	55,066
Accounts payable, related party	389,236	417,236	196,760
Convertible debt, net of discounts	1,684,014	334,014	34,014
Current portion of capital lease payable	-	632	3,321
Total Current Liabilities	5,172,175	2,960,899	624,411
CAPITAL LEASE PAYABLE, net of current portion	-	-	600
COMMITMENTS AND CONTINGENCIES	69,417	69,417	277,903
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 22,367,792, 21,576,750 and 18,442,066,
shares issued and outstanding, respectively	22,368	21,578	18,442
Additional paid-in capital	17,753,788	16,795,953	13,644,780
Stock options and warrants	898,213	588,507	504,998
Accumulated deficit	(16,663,533)	(15,862,955)	(13,425,384)
Accumulated other comprehensive income	19,317	19,317	38,800
Total Stockholders' Equity	2,030,153	1,562,399	781,636
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,271,745	$4,592,716	$1,684,550

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended June 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Contracts including equipment	$2,125,955	-	-
Equipment	235,155	2,138,976	495,740
Total Revenues	2,361,110	2,138,976	495,740

COST OF REVENUES
Direct labor and equipment-contracts	1,678,490	-	-
Direct labor and material-equipment	53,034	1,758,372	323,880
Warranty expense	46,841	-	-
Manufacturing supplies	8,167	-	-
Shipping and handling	41,569	-	-
Total Cost of Revenues	1,828,101	1,758,372	323,880
GROSS PROFIT (LOSS)	533,009	380,604	171,860

OPERATING EXPENSES
Sales, marketing and advertising	191,097	4,147	86,012
General and administrative	581,715	751,275	756,390
Research and development	15,883	-	-
Legal and accounting	132,716	-	-
Depreciation and amortization	32,793	46,063	7,140
Total Operating Expenses	954,204	801,485	849,542

LOSS FROM OPERATIONS	(421,195)	(420,881)	(677,682)

OTHER INCOME (EXPENSES)
Interest income	467	59	472
Interest and financing expense	(154,340)	(953)	(3,052)
Other income (expense)	1,374	237,529	1,665
Total Other Income (Expenses)	(154,340)	236,635	(915)

LOSS BEFORE INCOME TAX	(575,535)	(184,246)	(678,597)
INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(575,535)	(184,246)	(678,597)
LOSS FROM DISCONTINUED OPEATIONS	-	-	(659,461)

NET LOSS	(575,535)	(184,246)	(1,338,058)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(368,600)
COMPREHENSIVE LOSS	$(575,535)	(184,246)	(1,706,658)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.03)	(0.01)	(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,805,083	19,202,066	16,281,220

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Contracts including equipment	$4,239,183	-	-
Equipment	363,030	3,251,310	846,490
Total Revenues	4,602,213	3,251,310	846,490
COST OF REVENUES
Direct labor and equipment-contracts	3,157,987	-	-
Direct labor and material-equipment	105,175	2,677,850	611,010
Warranty expense	99,254	-	-
Manufacturing supplies	12,653	-	-
Shipping and handling	65,906	-	-
Total Cost of Revenues	3,440,975	2,677,850	611,010
GROSS PROFIT (LOSS)	1,161,238	573,460	235,480

OPERATING EXPENSES
Sales, marketing and advertising	151,047	100,081	138,286
General and administrative	1,470,766	1,205,402	1,564,204
Research and development	21,157	-	-
Legal, accounting and consulting	167,471	-	-
Depreciation and amortization	52,368	71,131	44,175
Total Operating Expenses	1,862,809	1,376,614	1,746,665

LOSS FROM OPERATIONS	(701,571)	(803,154)	(1,511,185)

OTHER INCOME (EXPENSES)
Royalty income	-	-	3,495
Interest income	467	119	2,044
Interest and financing expense	(309,249)	(1,195)	(3,052)
Other income (expense)	1,374	237,597	-
Total Other Income (Expenses)	(307,408)	236,521	2,487

LOSS BEFORE INCOME TAX	(1,008,979)	(566,633)	(1,508,698)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,008,979)	(566,633)	(1,508,698)
LOSS FROM DISCONTINUED OPEATIONS	-	-	(667,723)
NET LOSS	(1,008,979)	(566,633)	(2,176,421)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	(19,483)	(368,600)
COMPREHENSIVE LOSS	$(1,008,979)	(586,116)	(2,545,021)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.05)	(0.03)	(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,754,805	19,102,066	16,268,893

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,008,979)	$(566,633)	(2,176,421)
Loss from discontinued operations	-	-	667,723
Net loss from continuing operations	(1,008,979)	(566,633)	(1,508,698)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	52,368	54,265	44,715
Impairment of goodwill	-	16,866	-
Forgiveness of debt	-	(196,324)	-
Issuance of common stock for services	188,250	145,800	378,750
Issuance of common stock for compensation		-	30,000
Warrants issued for interest	309,706	-	-
(Increase) decrease in assets:
Accounts receivable	(2,596,385)	(2,413,680)	586,916
Costs in excess of billings	245,535	-	-
Receivable from related party	-	-	1,686
Inventories	(124,189)	(13,543)	(38,272)
Prepaid expenses	-	(56,125)	9,375
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(50,405)	1,662,139	(619,724)
Accounts payable, related party	(28,000)	-	-
Deferred revenue	-	207,937	-
Billings in excess of costs	940,313	-	-
Commitments and contingencies	-	-	(15,096)
Net cash used in operating activities	(2,071,786)	(1,159,298)	(1,130,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(115,341)	(5,416)	(7,234)
Paid royalties	-	-	(400,000)
Deposits	-	(13,808)	5,520
Investment in discontinued operations	-	-	(364,743)
Net cash used in investing activities	(115,341)	(19,224)	(766,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(632)	(1,195)	(3,009)
Proceeds from issuance of shares under private placement	670,309	1,975,001	2,131,162
Loans, related party, net	-	(44,524)	(4,505)
Proceeds from short-term borrowings	1,597,203	5,000	-
Net cash provided by financing activities	2,266,880	1,934,282	2,123,648

Net increase (decrease) in cash	79,753	755,760	226,843

Cash at beginning of period	374,678	93,372	290,174

Cash at end of period	$454,431	$849,132	517,017

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for debt	$100,000	$-	$-
Issuance of common stock for compensation	$-	$-	$208,750
Issuance of common stock for services	$188,250	$145,800	$408,750
Warrants issued for interest	$309,706	$-	$-

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 –BASIS OF PRESENTATION

The foregoing unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2003.  In the opinion of management, the unaudited consolidated interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

NOTE  2- CONTRACTS IN PROGRESS

For the six months ended June 30, 2004 contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract Revenues	Contract Cost	Gross Profit
Total activity	$ 2,125,955	$1,678,490	$ 447,465
Contracts completed during the six month period	$ 1,470,237	$1,170,803	$ 329,434
Contracts in progress at June 30, 2004	$ 655,718	$ 507,687	$ 148,031

Contracts in progress as of June 30, 2004 were as follows:

Cumulative costs to date

$507,687

Cumulative gross profit to date

148,031

Cumulative revenue earned

655,718

Less progress billings to date

2,543,837

Net over billings

$1,888,119

The following is included in the accompanying balance sheet under these captions as of June 30, 2004:

Costs and estimated earnings on contracts in

  progress in excess of billings

$-0-

Billings in excess of costs and estimated earnings

   on contracts in progress net over billings

$1,888,119

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE  3 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the three months ended June 30, 2004, the Company granted 25,000 common stock options for a Company employee with an exercise price of $1.50 per share expires June 2007, and 50,000 common stock options for services with an exercise price of $3.50 per share which expires May 2006.

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2004, 2003 and 2002.  The following reflects the Company's pro forma net loss and net loss per share as if the Company had determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net loss as reported	$(1,008,979)	$(2,497,572)	$(4,095,905)
Adjustment required by SFAS 123	(232,008)	(492,597)	(553,975)
Pro forma net loss	$(1,240,987)	$(2,990,169)	$(4,649,880)
Pro forma net loss per share, basic and diluted	$(0.06)	$(0.15)	$(0.27)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2001	3,680,058	0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,083,391	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding at December 31, 2003	4,039,783	1.08
Granted	327,188	2.31
Exercised	(210,000)	1.00
Rescinded or expired	(100,000)	0.50
Outstanding at June 30, 2004
Exercisable at June 30, 2004	4,056,971	$1.24

Weighted average fair value of options granted during 2004		$0.95

NOTE  4  -  COMMON STOCK

During the three months ended June 30, 2004, the Company issued 666,042 common stock shares for equity; 210,000 options were exercised for cash of $210,000; 309,375 shares valued at $460,309 for private placements; 66,667 shares of common stock for the conversion of debt in the amount of $100,000; and 80,000 shares valued at $76,000 for financial and management consulting services.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE  5 -  WARRANTS

During the three months ended June 30, 2004, the Company issued 165,000  common stock warrants exercisable at $1.50 per share, as consideration for extension a bridge loan for Philadelphia Brokerage Corporation clients, and 31,406 common stock warrants exercisable at $2.50 per share for equity private placements.  These warrants expire in June 2007.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation.  The following assumptions were made in estimating fair value:  risk-free interest of 4%, volatility of 75%, expected life of one and five years and no expected dividends.

NOTE  6 - SUBSEQUENT EVENT:

On July 30, 2004 the Company filed a Form 8-K stating:

On July 29, 2004 the Registrant authorized the sale to the Laurus Master Fund, Ltd. (“Laurus Funds”), of a Convertible Term Note in the principal amount of Five Million Dollars, which is convertible into the Company's common stock at an initial fixed conversion price of $1.87 per share.   Laurus Master Fund also acquired a Common Stock Purchase Warrant for the purchase of up to 615,000 shares of Common Stock, exercisable at a price of $2.63 for 300,000 shares and $3.07 for 315,000 shares until July 29, 2007. The purchase agreement also granted certain registration rights.  Closing and funding occurred on July 30, 2004.

Copies of the Securities Purchase Agreement, Secured Convertible Term Note, Common Stock Purchase Warrant and Registration Rights Agreement are filed as exhibits to this report and are incorporated herein by reference.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

JUNE 30, 2004

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

GENERAL FINANCIAL ACTIVITY

PowerCold Corporation, (PowerCold)® (OTCBB: PWCL), designs, develops and markets energy efficient heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are two of the more energy intensive operational costs many businesses face.   Increasing power costs and clean air regulations have forced corporations of all sizes to focus both on energy savings and indoor air quality.  PowerCold's proprietary energy efficient products provide a clean comfort air environment and significantly reduce power costs by up to 50% for air conditioning, refrigeration and on-site building power.

PowerCold operations include  four wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey high efficiency HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings. There are two operating divisions of PCS; Applied Building Technology (ABT) supports related engineering and design build HVAC applications and PowerCold Energy Systems (PES) which supports related energy products including generators and engine driven chillers. PowerCold Technology LLC, (PCT)  licenses technology and intellectual property to third party entities on a non-exclusive basis.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products.

The Company derives its revenues from four principal product line applications:  The first is proprietary applications for the HVAC industry which include a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and packaging of custom chiller systems for the HVAC and refrigeration industry. The fourth is energy products including generators, engine driven chillers and engineering services.

Subsidiary Companies:

PowerCold Products, Inc. – PowerCold Products (PCP) provides product research and development, engineering and manufacturing of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PCP supports the Company’s Nauticon® and EV Chill™ product lines with engineering design, manufacturing and packaging for its products.  PCP also supports custom refrigeration systems by designing, engineering and packaging special customer orders.

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost.  They are used for evaporative condensers, fluid coolers, sub-coolers, commercial and industrial refrigeration system components, and custom refrigeration products for commercial and industrial applications.  Nauticon products can reduce power cost for air condition and refrigeration applications by up to 40%.  PowerCold has continued to invest in and improve the Nauticon product line, greatly expanding its product offerings ranging from a single 10-ton unit up to 300-ton or more multi-unit systems. The company has three patents related to the Nauticon product line.

PowerCold ComfortAir Solutions, Inc. – PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing for all U.S. operations offering high efficiency design build HVAC solutions for new and retro-fit commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities, and office buildings. PCS provides these national accounts with turnkey solutions for the design, engineering and installation of energy efficient HVAC solutions. The Company’s services are specifically targeted toward large national accounts, such as hospitality providers and national retailers who standardize their HVAC systems across all of their properties.

In December 2000, PowerCold acquired the technology rights, patent rights, and a license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. In 2003, PowerCold filed for its own, exclusive, enhanced related patent, Environmental Air Treatment System, for worldwide use that supports all of the Company’s unique technology including desiccant and solar energy systems.

The design build approach continues to grow in popularity within the construction industry and is expected to become the predominant method of project delivery for PowerCold ComfortAir Solution, Inc. by 2005.  In January 2004, the Company set up a National Contractors Alliance (NCA) program to provide additional revenue opportunities as the design build program gains momentum with its new alliance partners.  The NCA is a turnkey design build program that brings together a nationwide network of contractors, engineers, architects, subcontractors and equipment suppliers to design, build, and equip facilities with the Company’s proprietary HVAC systems.  The turnkey design build approach offers greater design flexibility, lower installation costs, equipment longevity, ease of service, and minimizes cost overruns and delays.

PCS expects significant growth to come from this multi-market channel once the national account agrees to use PowerCold’s system in both new and existing locations. The Company currently has installed seventeen of the large building systems in three major hotel chains and various extended care facilities and has installed over thirty retail national chain accounts in the U.S.

Applied Building Technology - In August 2002, the Company acquired all the assets of Applied Building Technology, a supplier of complete standardized heating, ventilation and air conditioning packages for commercial buildings.  This new acquisition gives the Company a major entrée into the vast market for small commercial HVAC systems for national chain accounts.  Increasing power costs and clean air regulations have forced corporations with chain store operations to focus on energy savings and indoor air quality.

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

PowerCold Energy Systems - The Company originally formed Alturdyne Energy Systems to support its natural gas engine driven chillers and its rotary engine generator business. The name was changed to PowerCold Energy Systems in November 2002.  In September 2002 the Company acquired an exclusive license from Alturdyne to manufacture, package, market, develop and use intellectual property for the natural gas engine driven chillers and the natural gas rotary engine gen-set for a period not to exceed ten years.  The Company pre-paid Alturdyne $400,000 in royalty payments against the first $8,000,000 in anticipated sales as part of an exclusive license.  In September 2003 Alturdyne purchased 63 rotary engines from PowerCold for $460,000. Subsequently, the prepaid royalty and the rotary engine receivable were combined and structured as an outright purchase of the engine driven chiller technology.

The installation of combined heat and power (CHP) technology has grown in use over the last ten years. The technology and intellectual property acquired by the Company will significantly enhance the Company’s ability to offer customers complete packaged solutions for their HVAC and power generation needs.  The engine driven chillers include standard and custom packaging of natural gas, electric and diesel-fueled engine driven chillers used for HVAC system applications.

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

PowerCold Technology, LLC - The Company was recently formed on February 12, 2004 pursuant to the LLC Act and other applicable laws of the State of Nevada. All assets of the Company related to patent rights, trade names, trademarks, copyrights, licenses, trade secrets, inventions, intellectual proprietary rights and “know-how” will be owned by PowerCold Technology, LLC, a wholly owned subsidiary company of PowerCold Corporation. PowerCold Technology will license “assets” to PowerCold subsidiary companies  and other third party  company’s world wide on a non-exclusive basis.

Products:

Nauticon Evaporative Condensers - The Company envisions worldwide market demand for its proprietary evaporative condensing systems used in air conditioning systems. The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers, refrigeration system components and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% compared to typical, standard air cooled condensers utilized on many refrigeration and air conditioning systems smaller than 200 ton capacity.  Nauticon units have superior features; they are free of water treatment chemicals, self-cleaning coils that shed scale,  low-maintenance evaporative condensers. Nauticon’s primary advantage is energy savings, yielding  EER ratings as high as 18 even as the industry, through regulation, changes to  lower efficiency refrigerants. Nauticon products could revolutionize the refrigeration industry by providing a cost effective alternative to the much less efficient air cooled condenser typically utilized on commercial roof top refrigeration and AC units. The industry  faces serious changes for the first time in years due to energy and environmental concerns worldwide.

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

The dual use of the piping systems provide cost effective, high quality, compressor-free  guest rooms for the hospitality industry.  The PowerCold ComfortAir system provides the precise comfort control of four-pipe air conditioning  at a lower capital cost.  Installation and construction costs are comparable to conventional through-the-window  Package Terminal Air Conditioners (PTAC) units.  The Ultimate Comforts System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling. High quality chiller systems,  designed and packaged by PowerCold Products provide installations with energy efficient design features, reliability and ease of maintenance. PowerCold’s HVAC systems provide energy saving operating advantages through the use of energy efficient equipment and energy recovery technology.

PowerCold’s  Energy Efficient HVAC and Refrigeration Technologies Can Significantly Cut Peak Power Demand and Costs:  Deregulated electricity during the hot summer peak-power-demand-days can cost 10-100 times more than normal. Commercial customers’ demand-surcharges, which are based on their peak-power usage during the 20-30 days per year when temperatures soar to 95° + F, can represent 30-50% of their total electric bill in some parts of the country. Consequently, reducing peak power demand during these few days could significantly reduce or eliminate surcharge costs.  Commercial air conditioning and refrigeration (accounting for $7 billion of 2000’s $37 billion in peak-power demand costs) are the Company’s initial target markets. America is well entrenched with air condition and refrigeration systems, but there is a great niche market for the Company's unique and innovative evaporative condensers and chiller products. PowerCold and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today to save significant energy costs for an industry that hasn't seen many changes in the last 50 - 60 years.

Significant Events During Second Quarter 2004:

On April 6, 2004 the Company announced that it has developed a unique Fluid Cooler Package of various sizes that incorporates DuPont’s Caltrel® engineered polymeric materials. DuPont Canada, Inc. and E.I. du Pont de Nemours and Company and PowerCold Corporation entered into a joint Development Agreement and a License Agreement relating to DuPont Caltrel® Fluid Energy Transfer System Applications on May 9, 2003. Pursuant to the terms of an Agreement, PowerCold selected Fluid Coolers as a “Field” for a Project Application and DuPont has agreed to this “Field” selection for an exclusive three-year period provided PowerCold meets certain Performance Metrics.

On April 8, 2004 the Company announced today it applied to the U.S. Patent Office for a new modular design heat exchanger patent that features superior modular and flexible designed plastic components. Utilizing polymeric materials provides additional value and innovation to PowerCold’s portfolio of products.  Plastic components create a new platform for PowerCold to deliver its innovative and cost-effective HVAC solutions to customers.

On May 5, 2004 the Company announced that its wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc. (PCS) signed a sales and distribution agreement with Amcot Cooling Tower Corporation, Rancho Cucamonga, CA, a global supplier of high-performance fiberglass cooling towers.

Amcot’s parent company, Liang Chi Industry Co. Ltd., Taiwan, one of the largest manufacturers of cooling towers in the world is interested in marketing PowerCold’s new fluid cooler design concept for the Asian market.  Liang Chi has 8 factories throughout Southeast Asia with 42 years experience manufacturing fiberglass-cooling towers. Amcot’s fiberglass cooling towers are engineered for cost efficiency and high performance and have been used for many years with great success due to their low maintenance requirements, resistance to moisture, light weight and material properties that allow a wide range of operating water temperatures.

On June 15, 2004 the Company announce that its wholly owned subsidiary PowerCold ComfortAir Solutions, Inc. (PCS) was awarded several new national retail store and restaurant chain contracts that will generate more than $2,000,000 in additional revenue. Additionally, a marketing agreement with First Energy Group, LLC and the signing of Conditioned Environments, Inc., as new members of the Company’s National Contractors Alliance, increases PowerCold’s market coverage across the U.S.

PCS is redesigning new HVAC systems for several national restaurant chain accounts including Chick-Fil-A, Popeye’s Chicken, and Bob O’Grady’s. The redesigned HVAC systems will improve air quality, reduce humidity, and resolve ventilation and temperature concerns. In addition to restaurant chain accounts, PCS received new contracts from top national drug store chains, Walgreen and Eckerd.  Other new contracts awarded in May include a Sonic Drive-In restaurant, Lakeland, FL, two HVAC systems for Ice Kube Systems ice skating rinks in Canada, a medical building in Denver, CO, a hotel in Nevada, and ten additional Nauticon units for Trane Corporation.

On June 23, 2004 the Company announced today that it has expanded its product line and now offers Direct Digital Control systems with the Company’s patented HVAC packages for commercial buildings.  Direct Digital Control systems, known as “DDC” systems, log electronic temperature measurements and compare them to the desired settings (set-points).  The system then calculates an appropriate response if the two aren’t equal, and sends out new signals to correct for any difference.   Typically, DDC systems are approximately 10-15% of the total HVAC package.  PCS is currently installing DDC systems with several of its custom HVAC applications.  These installations are expected to generate additional revenue in excess of $1,000,000 over the next twelve months.

On June 29, 2004 the Company announced, at its request, the Berlin-Bremen Stock Exchange has delisted and ceased trading in PowerCold stock at the close of business on June 28, 2004 on the exchange.  On June 14, 2004, PowerCold had requested that the Berlin-Bremen Stock Exchange and the listing broker, Berliner Freiverkehr (Aktien) AG, immediately remove PowerCold from the exchange. The Company is reviewing possible remedies against individuals or firms responsible for the unauthorized listing and remains vigilant regarding future unauthorized listings on any exchange.

Subsequent Events:

On July 22, 2004 the Company announced that it received up to a $25 Million financing program from a major commercial mortgage corporation. The finance program provides the Company and its customers with a significant funding source for its patented energy saving HVAC systems. The new financing program is effective immediately and will be used primarily by PowerCold ComfortAir Solutions, Inc., a PowerCold company, for its commercial customers that include the hospitality, healthcare, leisure, and retail industries.

On July 29, 2004 the Company authorized the sale to Laurus Funds a Convertible Term Note in the principal amount of Five Million Dollars, which is convertible into the Company's common stock at an initial fixed conversion price of $1.87 per share.   Laurus Master Fund also acquired a Common Stock Purchase Warrant for the purchase of up to 615,000 shares of Common Stock, exercisable at a price of $2.63 for 300,000 shares and $3.07 for 315,000 shares until July 29, 2007.  The purchase agreement also granted certain registration rights.  Closing and funding occurred on July 30, 2004.

RESULTS OF OPERATIONS – Second Quarter 2004

The Company's Consolidated Statement of Operations for the second quarter ended June 30, 2004 compared to the second quarter ended June 30, 2003:

Total Revenue for the three-month period ended June 30, 2004 increased 10.4% to $2,361,110 from $2,138,976 for the same quarter the prior year, and for the six-month period ended June 30, 2004 increased 41.5% to $4,602,213 from $3,251,310 for the same period the prior year.

Operating Loss for the three-month period ended June 30, 2004 increased $314.00 to ($421,195) from ($420,881) for the same quarter the prior year, and for the six-month period ended June 30, 2004 decreased 11.5% to ($701,571) from ($803,154) for the same period the prior year.

Net Loss for the three-month period ended June 30, 2004 increased 212% to ($575,535) from ($184,246) for the same quarter the prior year, and for the six-month period ended June 30, 2004 increased 78.1% to ($1,008,979) from ($566,633) for the same period the prior year.  Net Operating Losses from continuing operations included one-time respective charges of $154,340 for the quarter and $309,249 for the six months ended June 30, 2004 for debt funding services. It is expected that quarter operating losses will continue to decline as revenue increases and operating expenses remain stable.

Net Loss Per Share for the three-month period ended June 30, 2004 increased to ($0.03) form ($0.01) for the same quarter the prior year, and for the six-month period ended June 30, 2004 increased to ($0.05) from ($0.03) for the same period the prior year. Net loss per share was based on weighted average number of shares of 21, 805,083 for the three month period ended June 30, 2004 and 19,202,066 for the three month period ended June 30, 2003.

The Company’s sales and revenue continue to grow during the first half 2004.  Total revenue of $4,602,213 for the six months ended through June 30, 2004 exceeded the total annual revenue of $4,070,476 for 2003 and $1,505,890 for 2002.  The Company anticipates new contracts to exceed $9 million through the third quarter 2004 and has over $35 million in proposals in process with various national account customers.   The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a six to twelve month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of four new chains.

PowerCold Products production facility has continued to improve its operations with an emphasis on cost reduction programs and new sales initiatives focused on volume markets for Fluid Coolers and Evaporative Condensers.  Major new engineering and marketing programs related to the new plastic products have been implemented with direct emphasis on OEM companies. Newly designed fluid coolers that use DuPont’s Caltrel® plastic tubing have been shipped to a national restaurant chain and to one of the worlds largest fluid cooler OEM.   Some of the value and benefits of the new plastic tubing to OEM companies are: improved coil scale shedding over copper tubing, superior corrosion resistance of the coil compared to copper construction, lower water usage, and lower maintenance cost.

Operating expenses increased 19.1% to $954,204 for the quarter and for the six months increased 35.3% to $1,862,809.  Operating expenses increased primarily from additional one-time accounting and legal expense related to new financing, and higher expense for sales and marketing as compared to the prior year six month period.  General administrative costs increased $265,364 due to one-time charges related to the installation of new enterprise accounting software, communications related improvements and compliance programs.  None of these issues are expected to affect future reporting periods.  Additional adjustments related to specific product cost issues are being implemented and will reflect greater profit margins going forward.  Lower than anticipated R & D expenditures for plastic products contributed to cost containment as several products under development have advanced to the field test and marketing stage.

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2004 compared to year ending December 31, 2003:

Total current assets increased 83.8% to $5,736,038 for the second quarter ended June 30, 2004 compared to $3,119,982 for the year ending December 31, 2003.  Total assets increased 58.3% to $7,271,745 for the second quarter ended June 30, 2004 compared to $4,592,716 for the year ending December 31, 2003.  Total Current Liabilities increased 74.7% to $5,172,175 for the second quarter ended June 30, 2004 compared to $2,960,899 for the year ending December 31, 2003. Total stockholders' equity increased 29.9% to $2,030,153 for the second quarter ended June 30, 2004 compared to $1,562,399 for the year ending December 31, 2003.

The increase in assets was mainly due to the rise of Accounts Receivable primarily from large design projects. Accounts Receivable currently exceeds Accounts Payable by $3,782,255 and has increased by $1,454,686 from the previous quarterly reporting period on $2,743,777 in second quarter revenue.  Inventory increased by $128,143 in the same time period.  Accounts Payable increased by $436,894 from the end of the previous quarter in part as a result of an investment in increased inventory to support increasing Nauticon sales volume and shipments to new chain store accounts. The substantial increase in receivables and to a lesser extent the increased inventory has put significant pressure upon the cash flow. A substantial reduction in past due Accounts Receivables and increased cash flow from completed installations is expected in the third and fourth quarters 2004.  The increase in liabilities since December 31, 2003 was mainly due to  the increase of Billings in Excess of Costs and Estimated Earnings on Contracts in Progress by $940,313 at the end of Q2.  Commitments and contingencies of $69,417 are from old outstanding accounts payable from the previous RealCold Products and Nauticon operations.  Management believes that these contingency debts will be written off over time.

During the three months ended June 30, 2004, the Company issued 666,042 common stock shares for equity; 210,000 options were exercised for cash of $210,000; 309,375 shares valued at $460,309 for private placements; 66,667 shares of common stock for the conversion of debt in the amount of $100,000; and 80,000 shares valued at $76,000 for financial and management consulting services.

Liquidity and Capital Resources:  At June 30, 2004, the Company’s working capital increased to $563,863 from a $159,083 position at December 31, 2003 as a result of the higher accounts receivable during the second quarter.  Cash increase from $374,678 at year-end to $454,431 as of June 30, 2004.  Inventory movement increased to $135,345 as the demand for product increased.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.  Record quarterly sales drove accounts receivable to new levels.

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company.  At June 30, 2004, intangible assets comprised 17.4% of the Company's assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  Management believes that its working capital is sufficient to support its growth plans for 2004.  The Company recently became the beneficiary of up to a $25 Million financing program from a major commercial mortgage corporation, which provides the Company and its customers a leasing credit facility.  And the Company also recently received $5 million in convertible debt financing on July 30, 2004.

The Company recently applied to the U.S. Patent Office for a new modular design heat exchanger patent that features superior modular and flexible designed plastic components.  Utilizing polymeric materials provides additional value and innovation to PowerCold’s portfolio of products.  Plastic components create a new platform for PowerCold to deliver energy efficient and cost-effective HVAC solutions for its customers.

A new patent application (third Nauticon® patent) which was filed in 2002 was recently submitted for an international filing as an enhanced evaporative condenser. Management believes that the additional development cost related to the new patent application will protect the company’s intellectual property and improve opportunities for increased revenues and profits for the Company’s Nauticon product line. Patents and acquired technology are amortized on a straight line basis over a 15 year life commencing with the beginning of product sales.

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

ITEM 4.  CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, PowerCold’s Chief Executive Officer (CEO) and PowerCold’s Chief Financial Officer (CFO) evaluated, with the participation of PowerCold’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, PowerCold’s Principal Executive and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO CERTIFICATIONS.

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION.

The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.  Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls.  This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report.  In the professional auditing literature, "significant deficiencies"  are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO and CFO  have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to PowerCold Corporation, Inc. and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Two Company subsidiaries, PowerCold Products, Inc. and PowerCold ComfortAir Solutions, Inc. f/k/a Ultimate Comfort Systems Inc., as Third-Party Defendants, are involved in a multi third-party law-suit, ERA Refrigeration Company, Inc., Plaintiff vs. Nicholas Ladopoulos, et al., Defandants, and Yahara Crossing, LLC; Windsor Commons, LLC; Progressive Designs, LLC; All Star Properties, Third Party Plaintiffs vs. Steve Clark, PowerCold Products, Inc., Total Comfort Solutions, Inc. and PowerCold ComfortAir Solutions, Inc relating to a 1999 third-party design of two HVAC systems; this installation was inherited by PowerCold ComfortAir Solutions and chiller equipment manufactured by PowerCold Products, Inc. and installed by a local third-party mechanical contractor. Third–Party Plaintiffs are asking for a full refund of the contract purchase price.  The suite was filed with the court on February 2, 2004. The Plaintiff did not purchase the equipment from PowerCold or any of its subsidiary companies.  In the Company’s opinion the system design by others and not the equipment provided by PowerCold to other third party defendants is at fault. Lawsuit Case Code No. 03-CV-3452, Case Code: 30301, Dane County, Wisconsin, Circuit Court Branch 9.

A Company subsidiary, PowerCold ComfortAir Solutions, Inc., is a Defendant in a law-suit for certain fees claimed in the amount of $16,170.00 by the Plaintiff (Big Sky Plumbing & Heating vs. PowerCold ComfortAir Solutions, Inc and Ultimate Comfort Solutions), a local mechanical contractor, for installation of a third party designed cooling system, which the Defendant states are not acceptable. Big Sky Plumbing & Heating submitted invoices to PowerCold ComfortAir Solutions in excess of the $4,000 authorized for services performed.  The suite was filed on March 30, 2004.  PowerCold has made an offer to settle for only the services authorized.  PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. Lawsuit Cause No. ADV-2004-151, Montana First Judicial District Court, Lewis & Clark County.

It is the opinion of management that these two matters will not have any major  material adverse effect on the Company as third party engineering designs are deemed by the Company to be the cause of the problems and not the equipment provided by the PowerCold.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

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

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Joseph C. Cahill, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K relating to the quarter ended; (Subsequently to June 30, 2004) 8 -K  July 30, 2004   -   $5 Million Financial Deal

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: August 13, 2004