Form 10-Q/A
period 2003-03-31
POWERCOLD CORP
filed 2004-09-16
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

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

Defaults Upon Senior Securities.

19

Item 4.

Submission of Matters to a Vote of Security Holders.

19

Item 5.

Other Information.

19

Item 6.

Exhibits and Reports on Form 8-K.

19

Signature

20

Certifications

21

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2004 Restated	2003 Restated	2002 Restated
ASSETS
CURRENT ASSETS
Cash	$582,912	$374,678	$88,613
Trade accounts receivable, net of allowance	3,530,194	2,388,495	296,179
Costs and estimated earnings in excess on contracts in progress	350,148	245,535	0
Inventory	7,202	11,156	180,433
Prepaid expenses	189,987	100,118	3,875
Total Current Assets	4,660,443	3,119,982	569,100

OTHER ASSETS
Property and equipment, net	247,389	135,858	130,598
Patent rights and related technology, net	1287,421	1,306,731	926,716
Securities available for sale	19,317	19,317	38,800
Deposits	10,828	10,828	5,661
Total Other Assets	1,564,955	1,472,734	1,101,775
NET ASSETS FROM DISCONTINUED OPERATIONS	0	0	13,675

TOTAL ASSETS	$6,225,398	$4,592,716	$1,684,550
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$765,731	$1,253,030	$335,250
Billings in excess of costs and estimated earnings
on contracts in progress	1,942,233	947,807	0
Commissions and royalty payable	8,180	8,180	55,066
Accounts payable, related party	362,236	417,236	196,760
Convertible debt, net of discounts	1,683,382	334,014	34,014
Current portion of capital lease payable	0	632	3,321
Total Current Liabilities	4,761,762	2,960,899	624,411
CAPITAL LEASE PAYABLE, net of current portion	0	0	600

COMMITMENTS AND CONTINGENCIES	69,417	69,417	277,903
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001 par value;
5,000,000 shares authorized, no shares issued and outstanding	0	0	0
Common stock, $0.001 par value; 200,000,000 shares authorized
21,576,750, 18,442,066, and 16,027,882 shares issued and
outstanding, respectively	21,702	21,577	18,442
Additional paid-in capital	17,322,593	17,210,471	13,840,318
Stock options and warrants	743,360	588,507	504,998
Accumulated deficit	(16,712,753)	(16,277,470)	(13,620,922)
Accumulated other comprehensive income	19,317	19,317	38,800
Total Stockholders' Equity	1,394,219	1,562,399	781,636
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,225,398	$4,592,716	$1,684,550

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2004	2003	2002

REVENUES
Contracts including equipment	$2,113,228	$0	$0
Equipment	127,875	1,112,334	350,750
Total Revenues	2,241,103	1,112,334	350,750

COST OF REVENUES
Direct labor and equipment-contracts	1,479,497	0	0
Direct labor and material-equipment	52,141	919,478	287,130
Warranty expense	52,413	0	0
Manufacturing supplies	4,486	0	0
Shipping and handling	24,337	0	0
Total Cost of Revenues	1,612,873	919,478	287,130

GROSS PROFIT (LOSS)	628,230	192,856	63,620

OPERATING EXPENSES
Sales, marketing and advertising	181,097	95,934	138,286
General and administrative	667,904	454,127	637,957
Research and development	5,274	0	0
Legal and accounting	34,755	0	0
Depreciation and amortization	19,575	25,068	27,967
Total Operating Expenses	908,604	575,129	804,210

LOSS FROM OPERATIONS	(280,374)	(382,273)	(740,590)

OTHER INCOME (EXPENSES)
Interest income	0	60	0
Interest and financing expense	(154,909)	(242)	(1,572)
Other income (expense)	0	68	0
Total Other Income (Expenses)	(154,909)	(114)	(1,572)

LOSS BEFORE INCOME TAX	(435,283)	(382,387)	(742,162)

INCOME TAX EXPENSE	0	0	0

LOSS FROM CONTINUING OPERATIONS	(435,283)	(382,387)	(742,162)

LOSS FROM DISCONTINUED OPEATIONS	0	0	(15,502)

NET LOSS	(435,283)	(382,387)	(757,664)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	0	(19,4830	(485,000)

COMPREHENSIVE LOSS	$(435,283)	$(4,018,700)	$(1,242,6640)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,703,416	19,002,066	16,256,567

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(435,283)	$(382,387)	(757,664)
Loss from discontinued operations	0	0	15,502
Net loss from continuing operations	(435,283)	(382,387)	(742,162)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	0	25,068	27,427
Issuance of common stock for services	4,250	120,000	178,750
Issuance of common stock for compensation	0	0	30,000
Warrants issued for serivces	154,853	0	0
(Increase) decrease in assets:
Accounts receivable	(1,141,699)	(711,081)	(76,554)
Receivable from related party	0	0	(11,314)
Inventories	3,954	27,324	(33,188)
Prepaid expenses	18,131	(88,125)	(67,500)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(487,299)	600,068	67,913
Accounts payable, related party	(55,000)	0	0
Billings in excess of costs	889,813	0	0
Cash used by discontinued operations	0	0	(1,560)
Net cash used in operating activities	(1,048,280)	(409,133)	(628,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(111,531)	0	(61,661)
Purchase of technology	19,310	0	0
Paid royalities	0	0	(250,000)
Deposits	0	(10,153)	(8,201)
Net cash used in investing activities	(92,221)	(10,153)	(319,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(633)	(577)	(1,544)
Proceeds from issuance of shares under private placement	0	425,000	2,015,407
Repayment of borrowings	0	0	(2,315)
Proceeds from short-term borrowings	1,349,368	5,000	0
Repayment of short-term borrowings, related party	0	(5,823)	(16,058)
Net cash provided by financing activities	1,348,735	423,600	1,995,490

Net increase (decrease) in cash	208,234	4,314	1,047,440

Cash at beginning of year	374,678	93,372	290,174

Cash at end of year	$582,912	$97,686	1,337,614

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH TRANSACTIONS:
Issuance of common stock for prepaid consulting	$108,000	$0	$0
Issuance of common stock for compensation	$0	$0	$208,750
Issuance of common stock for services	$4,250	$120,000	$0
Warrants issued for services	$105,105	$0	$0

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

$1,942,223

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

	Quarter Ended March 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
Net loss as reported	$(435,283)	$	(2,656,548)	$	(4,291,443)
Adjustment required by SFAS 123	(191,663)		(492,597)		(553,975)
Pro forma net loss	$(626,946)	$	(3,149,145)	$	(4,845,418)
Pro forma net loss per share, basic and diluted	$(0.04)		$(0.16)		$(0.28)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2001	3,692,558	0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,095,891	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding at December 31, 2003	4,052,283	1.16
Granted	252,188	1.50
Exercised	-	-
Rescinded or expired	(100,000)	.50
Outstanding at March 31, 2004	4,204,471	$1.20
Exercisable at March 31, 2004	3,316,917	$1.25

Weighted average fair value of options granted during 2004		$1.07

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE  3  -  COMMON STOCK

During the three months ended March 31, 2004, the Company issued 125,000 common stock shares for services valued at $112,225. 100,000 shares to Simco Group, Inc. for financial management services, 20,000 shares to Summit Capital Consulting for investor relations consulting services and 5,000 shares to Vincent Gargiulo for Web Site Maintenance services.

Note—Warrants

During the three months ended March 31, 2004, the Company issued 115,500 common stock warrants as consideration for investment banking services from Philadelphia Brokerage Corporation. These warrants are exercisable at $1.00 per share and expire in March 2009.  In addition the Company issued 330,000 common stock warrants as a financing fee.  These warrants are exercisable at $1.50 per share and expire in March 2005.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation.  The following assumptions were made in estimating fair value:  risk-free interest of 4%, volatility of 75%, expected life of one and five years and no expected dividends.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

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

PowerCold operations include  four wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey high efficiency HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings and PowerCold Technology LLC, (PCT) to license technology and intellectual property to third party entities on a non-exclusive basis.  There are two operating divisions of PCS: Applied Building Technology (ABT)  supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES)  which supports related energy products including generators and engine driven chillers. PowerCold Technology, LLC (PCT) licenses technology and intellectual property to third party entities on a non-exclusive basis.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products.

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

Subsidiary Companies:

PowerCold Products, Inc. – PowerCold Products (PCP) provides product research and development, engineering and manufacturing of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PCP supports the Company’s Nauticon® and EV Chill™ product lines with engineering design, manufacturing and packaging for its products.  PCP also supports custom refrigeration systems by designing, engineering and packaging special customer orders. 10

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost.  They are used for evaporative condensers, fluid coolers, sub-coolers commercial and industrial refrigeration system components, and custom refrigeration products for commercial and industrial  applications.  Nauticon products can reduce power cost for the air condition and refrigeration  applications by up to 40% .  PowerCold has continued to invest in and improve the Nauticon product line, greatly expanding its products offerings ranging from a single 10-ton unit up to 300-ton or more multi-system units. The company has three patents related to the Nauticon product line.

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

The design build approach continues to grow in popularity within the construction industry and is expected to become the predominant method of project delivery for PowerCold ComfortAir Solution, Inc. by 2005.  In January 2004, the Company set up a National Contractors Alliance (NCA) program to provide additional revenue opportunities as the design build program gains momentum with its new alliance partners.  The NCA is a turnkey design build program that brings together a nationwide network of contractors, engineers, architects, subcontractors and equipment suppliers to design, build, and equip facilities with the Company’s proprietary HVAC systems.  The turnkey design build approach offers greater design flexibility, lower installation costs, equipment longevity, ease of service, and an  minimize  cost overruns and delays.

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

PowerCold Technology, LLC - The Company was recently formed on February 12, 2004 pursuant to the LLC Act and other applicable laws of the State of Nevada. All assets of the Company related to patent rights, trade names, trademarks, copyrights, licenses, trade secrets, inventions, intellectual proprietary rights and “know-how” will be owned by PowerCold Technology, LLC, a wholly owned subsidiary company of PowerCold Corporation. PowerCold Technology will license “assets” to PowerCold subsidiary companies  and other third party  companies world wide on a non-exclusive basis.

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

The dual use of the piping systems provide cost effective, high quality, compressor-free  guest rooms for the hospitality industry.  The PowerCold ComfortAir system provides the precise comfort control of four-pipe air conditioning  at a lower capital cost.  Installation and construction costs are comparable to conventional through-the-window  Package Terminal Air Conditioners (PTAC) units.  The Ultimate Comforts System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling. High quality chiller systems,  designed and packaged by PowerCold Products provide  installations with  energy efficient design features, reliability and ease of maintenance. PowerCold’s HVAC system provides energy saving operating advantages through the use of energy efficient equipment and energy recovery technology.

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

Significant Events During First Quarter 2004:

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

The Company’s sales and revenue continue to grow in proportion to the increased volume of customer requests for new proposals for design built systems. At the end of the first quarter current revenue backlog is  more than  $1.6 million.

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

The increase in assets was mainly due to the rise of Accounts Receivable and Costs and Estimated Earnings in Excess on Contracts in Progress. Accounts Receivable currently exceeds Accounts Payable by $2,402,227 and has increased by $1,141,699 from the previous period in large part due to the increased revenue. Accounts Payable has decreased by $542,299 due to incentives and discounts offered by vendors for reduced terms payment. The substantial increase in receivables as well as the reduction in payables has put significant pressure upon the cash flow.  The increase in liabilities was mainly due to  the Billings in Excess of Costs and Estimated Earnings on Contracts in Progress at the end of Q1. Commitments and contingencies of $69,417 are from old outstanding accounts payable from the previous RealCold Products and Nauticon operations. Management believes that these contingency debts will be written off over time.

During the quarter ended March 31, 2004 the company issued 125,000 shares of common stock, 100,000 to Simco Group, Inc. for financial management services, 20,000 shares to Summit Capital Consulting for investor relations consulting services and 5,000 shares to Vincent Gargiulo for WebSite maintenance service, valued at $112,225 ($0.90/share)  and 115,500 common stock warrants to Philadelphia Brokerage Corporation for investment banking services exercisable at $1.00 per share for a period of five (5) years as consideration .  In addition the company issued 330,000 common stock warrants exercisable at $1.50 per share for a period of one (1) year as a financing fee. The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation at a risk free interest rate of 4% and a volatility of 75% for the period specified and no expected dividends. Common stock options issued during the first quarter totaled 252,188 at an exercise price of $1.50 per share for a period of three (3) years at a calculated fair market value of $191,663.

Liquidity and Capital Resources:  At March 31, 2004, the Company’s working capital decreased to ($101,319) from a $159,083 position at December 31, 2003 primarily as a result of the increase in working capital needed to support related increase in outstanding contracts in progress, and higher accounts receivable during the first quarter. Cash increase from $374,678 at year end to $582,912 as of March 31, 2004.  Inventory movement increased as the demand for product increased.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should allow a continued reduction in inventory levels and a reduction in the cost of product.  Record quarterly sales drove accounts receivable to new levels.

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

16

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

ITEM 4.  CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report,  PowerCold’s Chief Executive Officier (CEO) and PowerCold’s Chief Financial Officier (CFO) evaluated, with the participation of PowerCold’s management, the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, PowerCold’s Principal Executive and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.CEO and CFO CERTIFICATIONS.

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

SCOPE OF THE CONTROLS EVALUATION.

The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q/A and Annual Report on Form 10-K.  Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

A Company subsidiary, PowerCold ComfortAir Solutions, Inc., is a Defendant in a law-suit for certain fees claimed in the amount of $16,170.00 by the Plaintiff, (Big Sky Plumbing & Heating vs. PowerCold ComfortAir Solutions, Inc and Ultimate Comfort Solutions,) a local mechanical contractor, for installation of a third party designed cooling system, which the Defendant states are not acceptable. Big Sky Plumbing & Heating submitted invoices to PowerCold ComfortAir Solutions in excess of the $4,000 authorized for services performed.  The suite was filed on March 30, 2004.  PowerCold has made an offer to settle for only the services authorized.  PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. Lawsuit Cause No. ADV-2004-151, Montana First Judicial District Court, Lewis & Clark County.

It is the opinion of management that these two matters will not have any major  materially adverse effect on the Company as third party engineering designs are deemed by the Company to be the cause of the problems and not the equipment provided by the PowerCold.

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

FORM 10-Q/A

March 31, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: September 15, 2004

20