Form 10-Q/A
period 2003-06-30
POWERCOLD CORP
filed 2004-09-16
CIK 827055

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

Commission File Number: 0 00 -30709

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

19

Item 4.

Controls and Procedures.

19

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

21

Item 2.

Changes in Securities.

21

Item 3.

Defaults Upon Senior Securities.

21

Item 4.

Submission of Matters to a Vote of Security Holders.

21

Item 5.

Other Information.

21

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

22

Certifications

23

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION

CONSOLATATED BALANCE SHEET

	June 30,	December 31,
	2004	2003	2002
	(Unaudited)

CURRENT ASSETS
Cash	$254,658	$374,678	$88,613
Trade accounts receivable, net of allowance	4,984,880	2,388,495	296,179
Costs and estimated earnings in excess
on contracts in progress	0	245,535	0
Inventory	135,345	11,156	180,433
Prepaid expenses	161,382	100,118	3,875
Total Current Assets	5,536,265	3,119,982	569,100

Property and equipment, net	239,449	135,858	130,598
Patent rights and related technology, net	1,266,113	1,306,731	926,716
Securities available for sale	19,317	19,317	38,800
Deposits	10,828	10,828	5,661
Total Other Assets	1,535,707	1,472,734	1,101,775
	0	0	13,675

TOTAL ASSETS	$7,071,972	$4,592,716	$1,684,550

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,002,852	$1,253,030	$335,250
Billings in excess of costs and estimated earnings
on contracts in progress	1,888,120	947,807	0
Commissions and royalty payable	8,180	8,180	55,066
Accounts payable, related party	389,236	417,236	196,760
Convertible debt, net of discounts	1,684,014	334,014	34,014
Current portion of capital lease payable	0	630	3,321
Total Current Liabilities	4,972,402	2,960,897	624,411

CAPITAL LEASE PAYABLE, net of current portion	0	0	600

COMMITMENTS AND CONTINGENCIES	69,417	69,417	277,903

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	0	0	0
Common stock, $0.001 par value; 200,000,000 shares authorized,
22,367,792, 21,576,750 and 18,442,066, shares issued
and outstanding, respectively	22,368	21,577	18,442
Additional paid-in capital	18,376,704	17,210,471	13,840,318
Stock options and warrants	898,213	588,507	504,998
Accumulated deficit	(17,286,449)	(16,277,470)	(13,620,922)
Accumulated other comprehensive income	19,317	19,317	38,800
Total Stockholders' Equity	2,030,153	1,562,402	781,636

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,071,972	$4,592,716	$1,684,550

See accompanying condensed notes.

POWERCOLD CORPORATIOIN

CONSOLADATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Contracts including equipment	$2,125,955	0	0
Equipment	235,155	2,138,976	495,740
Total Revenues	2,361,110	2,138,976	495,740

COST OF REVENUES
Direct labor and equipment-contracts	1,678,490	0	0
Direct labor and material-equipment	53,034	1,758,372	323,880
Warranty expense	46,841	0	0
Manufacturing supplies	8,167	0	0
Shipping and handling	41,569	0	0
Total Cost of Revenues	1,828,101	1,758,372	323,880

GROSS PROFIT	533,009	380,604	171,860

OPERATING EXPENSES
Sales, marketing and advertising	28,898	4,147	86,012
General and administrative	743,914	751,275	756,390
Research and development	15,883	0	0
Legal and accounting	132,716	0	0
Depreciation and amortization	32,793	46,063	7,140
Total Operating Expenses	954,204	801,485	849,542

LOSS FROM OPERATIONS	(421,195)	(420,881)	(677,682)

OTHER INCOME (EXPENSES)
Interest income	467	59	472
Interest and financing expense	(154,340)	(953)	(3,052)
Other income (expense)	1,374	237,529	1,665
Total Other Income (Expenses)	(154,340)	236,635	(915)

LOSS BEFORE INCOME TAX	(575,535)	(184,246)	(678,597)

INCOME TAX EXPENSE	0	0	0

LOSS FROM CONTINUING OPERATIONS	(575,535)	(184,246)	(678,597)

LOSS FROM DISCONTINUED OPEATIONS	0	0	(659,461)

NET LOSS	(575,535)	(184,246)	(1,338,058)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	0	0	(368,600)

COMPREHENSIVE LOSS	$(575,535)	(184,246)	(1,706,658)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.03)	(0.01)	(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,805,083	19,202,066	16,281,220

See accompanying condensed notes.

POWERCOLD CORPORATIOIN

CONSOLADATED STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Contracts including equipment	$4,239,183	0	0
Equipment	363,030	3,251,310	846,490
Total Revenues	4,602,213	3,251,310	846,490

COST OF REVENUES
Direct labor and equipment-contracts	3,157,987	0	0
Direct labor and material-equipment	105,175	2,677,850	611,010
Warranty expese	99,254	0	0
Manufacturing supplies	12,653	0	0
Shipping and handling	65,906	0	0
Total Cost of Revenues	3,440,975	2,677,850	611,010

GROSS PROFIT	1,161,238	573,460	235,480

OPERATING EXPENSES
Sales, marketing and advertising	209,995	100,081	138,286
General and administrative	1,411,818	1,205,402	1,564,204
Research and development	21,157	0	0
Legal, accounting and consulting	167,471	0	0
Depreciation and amortization	52,368	71,131	44,175
Total Operating Expenses	1,862,809	1,376,614	1,746,665

LOSS FROM OPERATIONS	(701,571)	(803,154)	(1,511,185)

OTHER INCOME (EXPENSES)
Royalty income	0	0	3,495
Interest income	467	119	2,044
Interest and financing expense	(309,249)	(1,195)	(3,052)
Other income (expense)	1,374	237,597	0
Total Other Income (Expenses)	(307,408)	236,521	2,487

LOSS BEFORE INCOME TAX	(1,008,979)	(566,633)	(1,508,698)

INCOME TAX EXPENSE	0	0	0

LOSS FROM CONTINUING OPERATIONS	(1,008,979)	(566,633)	(1,508,698)

LOSS FROM DISCONTINUED OPEATIONS	0	0	(667,723)

NET LOSS	(1,008,979)	(566,633)	(2,176,421)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	0	(19,483)	(368,600)

COMPREHENSIVE LOSS	$(1,008,979)	(586,116)	(2,545,021)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.05)	(0.03)	(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,754,805	19,102,066	16,268,893

See accompanying condensed notes.

POWERCOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,008,979)	$(566,633)	(2,176,421)
Loss from discontinued operations	0	0	667,723
Net loss from continuing operations	91,008,979)	(566,633)	(1,508,698)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	52,368	54,265	44,715
Impairment of goodwill	0	16,866	0
Forgiveness of debt	0	(196,324)	0
Issuance of common stock for services	188,250	145,800	378,750
Issuance of common stock for compensation		0	30,000
Warrants issued for interest	309,706	0	0
(Increase) decrease in assets:
Accounts receivable	(2,596,385)	(2,413,680)	586,916
Costs in excess of billings	245,535	0	0
Receivable from related party	0	0	1,686
Inventories	(124,189)	(13,543)	(38,272)
Prepaid expenses	0	(56,125)	9,375
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(250,178)	1,662,139	(619,724)
Accounts payable, related party	(28,000)	0	0
Deferred revenue	0	207,937	0
Billings in excess of costs	940,313	0	0
Commitments and contingencies	0	0	(15,096)
Net cash used in operating activities	(2,271,559)	(1,159,298)	(1,130,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(115,341)	(5,416)	(7,234)
Paid royalities	0	0	(400,000)
Deposits	0	(-13,808)	5,520
Investment in discontinued operations	0	0	(364,743)
Net cash used in investing activities	(115,341)	(19,224)	(766,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(632)	-1,195)	(3,009)
Proceeds from issuance of shares under private placement	670,309	1,975,001	2,131,162
Loans, related party, net	0	(44,524)	(4,505)
Proceeds from short-term borrowings	1,597,203	5,000	0
Net cash provided by financing activities	2,266,880	1,934,282	2,123,648

Net increase (decrease) in cash	(120,020)	755,760	226,843
Cash at beginning of year	374,678	93,372	290,174

Cash at end of year	$254,658	$849,132	517,017

See Accompanying notes

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH TRANSACTIONS:
Issuance of common stock for debt	$100,000	$0	$0
Issuance of common stock for compensation	$0	$0	$208,750
Issuance of common stock for services	$188,250	$145,800	$408,750
Warrants issued for interest	$309,706	$0	$0

See Accompanying notes

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 –BASIS OF PRESENTATION

The foregoing unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2003.  In the opinion of management, the unaudited consolidated interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

	Six Months Ended June 30, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
Net loss as reported	$(1,008,979)	$	(2,656,548)	$	(4,291,443)
Adjustment required by SFAS 123	(232,008)		(492,597)		(553,975)
Pro forma net loss	$(1,240,987)	$	(3,149,145)	$	(4,845,418)
Pro forma net loss per share, basic and diluted	$(0.06)		$(0.16)		$(0.28)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2001	3,680,058	0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,083,391	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding at December 31, 2003	4,039,783	1.16
Granted	327,188	2.31
Exercised	(210,000)	1.00
Rescinded or expired	(100,000)	0.50
Outstanding at June 30, 2004
Exercisable at June 30, 2004	4,056,971	$1.28

Weighted average fair value of options granted during 2004		$0.95

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

FORM 10-Q/A

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

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2004 compared to year ending December 31, 2003:

Total current assets increased 77.4% to $5,536,265 for the second quarter ended June 30, 2004 compared to $3,119,982 for the year ending December 31, 2003.  Total assets increased 54.0% to $7,071,972 for the second quarter ended June 30, 2004 compared to $4,592,716 for the year ending December 31, 2003.  Total Current Liabilities increased 67.9% to $4,972,402 for the second quarter ended June 30, 2004 compared to $2,960,897 for the year ending December 31, 2003. Total stockholders' equity increased 29.9% to $2,030,153 for the second quarter ended June 30, 2004 compared to $1,562,402 for the year ending December 31, 2003.

The increase in assets was mainly due to the rise of Accounts Receivable primarily from large design projects. Accounts Receivable currently exceeds Accounts Payable by $3,982,028 and has increased by $1,454,686 from the previous quarterly reporting period on $2,743,777 in second quarter revenue.  Inventory increased by $128,143 in the same time period.  Accounts Payable increased by $237,121 from the end of the previous quarter in part as a result of an investment in increased inventory to support increasing Nauticon sales volume and shipments to new chain store accounts. The substantial increase in receivables and to a lesser extent the increased inventory has put significant pressure upon the cash flow. A substantial reduction in past due Accounts Receivables and increased cash flow from completed installations is expected in the third and fourth quarters 2004.  The increase in liabilities since December 31, 2003 was mainly due to the increase of Billings in Excess of Costs and Estimated Earnings on Contracts in Progress by $940,313 at the end of Q2.  Commitments and contingencies of $69,417 are from old outstanding accounts payable from the previous RealCold Products and Nauticon operations.  Management believes that these contingency debts will be written off over time.

During the three months ended June 30, 2004, the Company issued 666,042 common stock shares for equity; 210,000 options were exercised for cash of $210,000; 309,375 shares valued at $460,309 for private placements; 66,667 shares of common stock for the conversion of debt in the amount of $100,000; and 80,000 shares valued at $76,000 for financial and management consulting services.

Liquidity and Capital Resources:  At June 30, 2004, the Company’s working capital increased to $563,863 from a $159,083 position at December 31, 2003 as a result of the higher accounts receivable during the second quarter.  Cash  decreased from $374,678 at year-end to $254,658 as of June 30, 2004.  Inventory movement increased to $135,345 as the demand for product increased.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.  Record quarterly sales drove accounts receivable to new levels.

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

FORM 10-Q/A

June 30, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: September 15 , 2004

20