Form 10-K/A
period 2003-12-31
POWERCOLD CORP
filed 2004-09-16
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2006 Estimated average burden hours per response: 1,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number  0 00 -30709

POWERCOLD  CORPORATION

(Exact name of registrant as specified in its charter)

            Nevada

23-2582701

(State of Incorporation)

(IRS Employer Identification No.)

PO BOX 1239, 115 Canfield Road, La Vernia, Texas

78121

(Address of principal executive offices)

                     (Zip Code)

Registrant’s telephone number:

830-779-5213

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Common Stock,  $0.001 Par Value      OTC Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes       [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A .. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  [   ]   No  [X]

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

PowerCold Corporation Form 10-K/A - December 31, 2003

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

Security Ownership of Certain Beneficial Owners and Management

46

Item 13.

Certain Relationships and Related Transactions

47

Item 14.

Principal Accounting Fees and Services

48

PART IV

Item 15.

Exhibits and Reports on Form 8-K

48

Signatures

49

Certifications

50

PowerCold Corporation Form 10-K/A - December 31, 2003

PART I

ITEM 1.   BUSINESS

General

PowerCold Corporation, (PowerCold)® (OTCBB: PWCL), designs, develops and markets  energy efficient heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are  are two of the more energy intensive operational costs  many businesses face.   Increasing power costs and new clean air regulations have forced corporations of all sizes to focus both on energy savings and  indoor air quality.  PowerCold's proprietary energy efficient products provide a clean comfort air environment and significantly reduce power costs by up to 50% for air conditioning, refrigeration and on-site building power through the use of evaporative cooling condenser technology integrated with other synergistic, energy conserving designs and equipment when compared to standard air cooled condensing refrigeration and air conditioning technology.

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

Company History

International Cryogenics Systems Corporation (ICSC) was established as a private company in 1988 to fabricate and market freezer systems. The Company developed and patented "quick freeze" systems. On December 28, 1992, the Board of Directors of the Company agreed to issue 2,414,083 shares of common stock to six individuals for the exclusive rights to U. S. Patent No. 4,928,492. In January l993 ICSC's assets were merged into a public entity. During 1995 and 1996 the Company acquired four businesses: RealCold Products, Inc., RealCold Maintenance Systems, Inc., Technicold Services, Inc. and Nauticon, Inc. RealCold Products and RealCold Maintenance designed and manufactured unique custom refrigeration systems; Technicold Services provide consulting services for commercial refrigeration and freezing systems; and Nauticon owned a unique product line of patented evaporative condensers and heat exchange systems for the HVAC and refrigeration industry. The name was changed to PowerCold Corporation (PowerCold) in April 1997, currently trading on the OTC Bulletin Board - symbol (PWCL).

PowerCold Corporation Form 10-K/A - December 31, 2003

During 1995 and 1996, PowerCold acquired four companies in the refrigeration business in a stock exchange transaction. These entities complimented each other and operated as wholly owned subsidiaries. RealCold Systems, Inc., prior to its sale to Wittcold Systems, a Wittemann Company, offered custom industrial refrigeration packages and merchant carbon dioxide plants in a joint venture with The Wittemann Company.  Nauticon, Inc. offers a patented product line of evaporative condensers and heat exchange systems for the HVAC and refrigeration industry. Technicold Services, Inc. offers consulting engineering services, including process safety management compliance and ammonia refrigeration and carbon dioxide system design. Technicold also provides operation, maintenance and safety seminars for ammonia refrigeration technicians and supervisors. Jordan Vessel Corporation, which merged into RealCold Systems, offered industrial refrigeration system components such as liquid re-circulating packages and refrigeration system vessels of all types. RealCold Maintenance Systems, Inc. (renamed RealCold Products, Inc.) designs and produces custom products for the refrigeration industry.

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

In August 1996, PowerCold acquired Nauticon Inc., a company that manufactured and marketed a product line of innovative patented evaporative condensers and heat exchange systems for the HVAC and refrigeration industry, representing over five years of development. The assets include United States Patent 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and United States Patent 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit.  The new-patented products are simple in design and easy to manufacture. They use new material technology with copper tubing for high efficiency heat transfer requiring minimal maintenance. The evaporative heat exchangers are self-cleaning in most applications thus eliminating chemical cleaning. The

Nauticon evaporative condensers and heat exchange systems serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration, industrial cooling and air conditioning. Customers include supermarkets, ice rinks, office building air conditioning and other refrigeration systems. HVAC applications in smaller commercial buildings range from  traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water and the cooling of cutting oils. Nauticon units are utilized as evaporative condensers, fluid coolers, booster coolers, and cooling towers. The Nauticon unit incorporates the energy savings benefits of water cooled condensing with continuous scale shedding from the condensing coils without the use a treatment chemical.  In addition lower water usage is realized with the dump/flush method of operation in comparison to the competitive systems utilizing the traditional constant water bleed systems.  The Nauticon Condenser/Fluid Cooler is packaged in a non metallic, corrosion resistant enclosure. The combination of all these features differentiates the Nauticon unit from its competitors .

The three operating subsidiaries, Technicold Services, Inc., RealCold Products, Inc. and Nauticon Inc., are supported by the parent, public entity, PowerCold Corporation,  for the freezing systems, the refrigeration systems and the evaporative heat exchange systems respectively. Technicold provides consulting services to the refrigeration industry, and RealCold Products, Inc. supports all refrigeration and freezer system operations from their corporate facility in La Vernia, Texas. Nauticon supports all evaporative heat exchange and refrigeration systems from their corporate facility in La Vernia, Texas. The corporate manufacturing facility supports all technical, service and product operations including; design & engineering; assemble & fabrication; administration; marketing, sales support and consulting services. In addition, manufacturer’s representatives, agents and distributors support sales and marketing activities.

Effective January 2002, RealCold Products, Inc. name was changed to PowerCold Products, Inc. and Nauticon, Inc. was dissolved as an operating entity.  The Nauticon product line is being supported under PowerCold Products, Inc.

PowerCold Corporation Form 10-K/A - December 31, 2003

During the year ending December 31, 2003 the company elected to fully dispose of Technicold Services, Inc (TSI). During the year endind December 31, 2002 the company elected to fully dispose if Channel Freeze Technologies, Inc. (CFTI). Channel Freeze Technologies, Inc. was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology included a proprietary patent for a multi-purpose freezing system. During 2002 the company decided to allocate all its resources to its current product line. Management decided there was no synergy for the Channel Freeze technology and does not envision the product in the Company’s future business plans. The Company elected to discontinue CFTI, as an operating entity in 2002, and returned its intellectual property to the previous owners in exchange for a release from an unpaid liability of $200,000 as well as a release from any other contingent or future liabilities.

Rotary Power Enterprise, Inc. was formed in September 1998 as a new PowerCold entity to acquire the Natural Gas Engine Generator Business from Rotary Power International, Inc. PowerCold is also a major shareholder of Rotary Power International, Inc. (OTCC: RPIN). The agreement included: the business assets including intellectual property, inventory and packaging capability; North American rights to the small 65 series Mazda natural gas engine block, subject to a new Mazda Agreement; and a Distributor Agreement for the Rotary Power 580 series engines from Rotary Power International, Inc.  In August 2000 Rotary Power Enterprise signed a non-exclusive manufacturing license agreement for the 580 series natural gas engine with Rotary Power International. During 2002, Rotary Power Enterprise was dissolved as an operating entity; the Company merged all its assets into PowerCold Energy Systems.

December 1, 2001 the Company acquired 100% of Power Sources, Inc. to market cogeneration systems, which use engine-driven generators to produce both electricity and thermal power as a way of cutting power costs. Power Sources, Inc. included customer contracts, pertinent selected technology and relevant intellectual property for the cogeneration systems business.

During the year ended December 31, 2002, the Company disposed of Power Sources, Inc. The acquired assets and liabilities have been returned to the original owner.  The stock and options given in exchange for the acquisition have been rescinded. The Company did not receive the appropriate sales and revenue due as per its contractual agreement. Management decided to support the co-generation business through PowerCold Energy Systems.

Subsidiary Companies

PowerCold Products, Inc. – PowerCold Products (PCP) provides product research and development, engineering and manufacturing of patented evaporative condensers and heat exchange systems for the heating, ventilation, air condition (HVAC) and refrigeration industry.  PCP supports the Company’s Nauticon® and EV Chill™ product lines with engineering design, manufacturing and product packaging.  PCP also supports custom refrigeration systems by designing, engineering and packaging special customer orders.

The Nauticon patented products are utilized as evaporative condensers, fluid coolers, sub-coolers, refrigeration system components, and custom refrigeration products for commercial and industrial use.  Nauticon products can reduce energy cost for the air condition and refrigeration industry by up to 40% through the energy savings benefits of water cooled condensing when compared to standard air cooled condensing air conditioning and refrigeration systems.  PowerCold has continued to invest and improve the Nauticon product line, greatly expanding its products ranging from a single 10-ton unit up to a 300-ton multiunit configuration. The company has three patents related to the Nauticon product line.

PowerCold ComfortAir Solutions, Inc. – PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing for all U.S. operations offering energy efficienct design-build HVAC solutions for new and retro-fit commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities, and office buildings. PCS provides these national accounts with turnkey solutions for the design, engineering and installation of complete, efficient HVAC solutions. The Company’s services are specifically targeted toward large national accounts, such as hospitality providers and national retailers who standardize their HVAC systems across all of their properties.

PowerCold Corporation Form 10-K/A - December 31, 2003

In December 2000, PowerCold acquired the technology rights, patent rights, and a license agreement for the integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable rights in the United States  to the technology and all related assets. In 2003, PowerCold filed for an enhanced patent, Environmental Air Treatment System, for worldwide use that supports all of the Company’s integrated technology including desiccant and solar energy systems.

The design build approach continues to grow in popularity within the construction industry and is expected to become the predominant method of project delivery for PowerCold ComfortAir Solutions by 2005.  In January 2004, the Company set up a National Contractors Alliance (NCA) program to provide additional revenue opportunities as the design build program gains momentum with its new alliance partners.  The NCA is a turnkey design build program that brings together a nationwide network of contractors, engineers, architects, subcontractors and equipment suppliers to design, build, and equip facilities with the Company’s proprietary HVAC systems.  The turnkey design build approach offers greater design flexibility, lower installation costs, equipment longevity, ease of service, and an end to cost overruns and delays.

PCS expects significant growth to come from this multi-market channel once the national account agrees to use PowerCold’s system in new locations, as well as in their existing ones. The Company  has installed seventeen of the large building systems for three major hotel chains and various extended care facilities and more than thirty packaged HVAC systems for retail national chain accounts in the U.S.

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

The company introduced two new applications to support the national chain store business: The BreezeMaster system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This is a critical application for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is the new proprietary DesertMaster total energy fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from all the public spaces, 24 hours per day seven days per week. The DesertMaster is highly energy efficient, reducing the required capacity of the air conditioning equipment by approximately 20%.

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

PowerCold Corporation Form 10-K/A - December 31, 2003

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

PowerCold secured its first major order in August 2003 from a major public utility company in Hong Kong to retrofit four existing air condition chillers at the utility company’s corporate headquarters with 12 PowerCold Nauticon Evaporative Condensers. The original installed air-cooled chillers were converted to evaporative chillers. The utility expects to realize a greater than 15% electric demand savings from the conversion.  Shun Cheong has stated that this is the first of many such energy saving projects the company expects to install in the future due to the tremendous number of high rise buildings in Hong Kong and the strong push to convert existing air-cooled products to water-cooled,  .

In March 2003, PowerCold signed an agreement with Industrias Polaris S.A. of Mexico to manufacture a specialty line of private label, 4-pipe fan coils and air handlers designed for use in commercial buildings.  The Company is considering moving manufacturing of the Nauticon line to Polaris in Mexico.  In addition to this manufacturing relationship, PowerCold plans to use Polaris’s extensive dealer network throughout Mexico to market PowerCold’s proprietary line of Nauticon evaporative condensers and PowerCold’s patented HVAC air treatment system for new and retrofit construction of hotels and other commercial buildings in Mexico.

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

PowerCold entered into a cooperative agreement with Munters Commercial Dehumidification Division, a subsidiary of Munters Corporation, for the marketing and sale of commercial HVAC packages. Munters Corporation is a world leader in humidity control with products and services for dehumidification, humidification and the cooling of air.   Munters and PowerCold will target certain national account chains for a joint sales effort.  PowerCold will promote Munters commercial products to its key national account customers.  Munters will promote PowerCold’s products to their key customers. Munters manufactures state-of-the-art air-conditioning and dehumidification systems for commercial building environments that benefit from reduced humidity while maintaining comfortable temperatures within the building space.

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

PowerCold Corporation Form 10-K/A - December 31, 2003

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

The company’s new PlexCoil™ fan coil design represents a very significant multi-million dollar business for new and retrofit fan coils.  From the review of published industry data from sources such as Industry market surveys, Prodcon, Eurovent/Cecomaf and competitive industry market sources, PowerCold estimates the U.S. fan coil market to be well over three hundred million dollars and the global fan coil market to be over one billion dollars.

Management

PowerCold's management philosophy and structure supports decentralized authority and operations, profit and loss accountability, incentive driven performance and compensation, and total customer satisfaction. Management has over 200 years of business experience. Their extensive experience and background is adequately related to the business.

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

Products

Nauticon Evaporative Condensers - The Company envisions an enormous worldwide market demand for its proprietary evaporative condensing systems use in air conditioning systems. The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers, refrigeration system components and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% compared to typical, standard air cooled condenser utilized on many refrigeration and air conditioning systems smaller than 200 ton capacity. Nauticon units are superior to other industry products; they are free of water treatment chemicals, self-cleaning, low-maintenance evaporative condensers. Nauticon’s primary advantage is energy savings, yielding EER ratings as high as 18 even as the industry, through regulation, changes to lower efficiency refrigerants. Nauticon products could revolutionize the refrigeration industry by providing a cost effective alternative to the much less energy efficient air cooled condenser typically utilized on commercial roof top refrigeration and AC units at a cost effective price.  The industry faces serious changes for the first time in years due to energy and environmental concerns worldwide.

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market. There is minimal competition from any one manufacturer within the capacity range of evaporative condensers produced by PowerCold. Marketing of the Nauticon systems is focused primarily the mid-range, 40 to 250 ton systems because

PowerCold Corporation Form 10-K/A - December 31, 2003

there is much less competition, a great advantage to Nauticon and its unique patented product. Direct competitive systems are marketed by some of the major competitors in the industry; large systems by Evapco and BAC, smaller systems by Recold.  These competitors are well established and have substantially greater financial and other resources. But no single manufacturer has combined all the features of the patented Nauticon unit which include condensing coils that continuously shed scale without the use of water treatment chemicals, lower water usage than competitive traditional constant water bleed systems through the use of programmed cycles that dump/flush the water sump and an enclosure constructed on non-metallic, corrosion resistant, high density molded polyethylene. The Nauticon units are low maintenance as the result of the self-cleaning features, chemically free sump water, dump/flush programming and corrosion resistant enclosure. The Company is very confident that its Nauticon™ products have many important advantages over competition.

*

Less than 2-years payback on equipment from energy savings

*

Environmentally friendly; no chemical treatment of the water

*

Negligible maintenance expense and a desirably smaller footprint

*

No heat transfer coil fins to deteriorate in the harsh sea air environment

*

Longer operating life supported by a corrosion resistant casing of high density polyethylene

*

40% less water used than with a typical evaporative condenser utilizing continuous water bleed

*

High efficiency resulting in power demand reduction

*

Higher efficiency results in greater cooling capacity as compared to air cooled condensers

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

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. Significant industry vendor’s, including the large manufacturers such as Carrier, Trans and York, are well established and have substantially greater financial and other resource,. but none has the all the specific patented features of the Nauticon unit incorporated into their chiller packages.

HVAC Systems – PowerCold owns the exclusive U.S. technology rights for an integrated piping technology system for heating, ventilating and air conditioning systems (HVAC). The unique feature of the patented HVAC system is the use of the existing pipes, as the delivery system, to provide hot and chilled water to individual fan coil units. The proprietary technology is designed to utilize the fire sprinkler piping to circulate the cooling water around the building and  the domestic hot water lines to distribute heating energy to individual fan coil.

The dual use of the piping system provides cost effective, high quality, individual room temperature control to the hospitality industry without the use of through the wall compressors.  Guess rooms offer the precise comfort of four-pipe air conditioning at a lower capital cost.  Installation and construction costs are not significantly higher than conventional through-the-window Position Terminal Air Conditioners (PTAC) units.  The PowerCold ComfortAir System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling. High quality chiller systems, designed by PowerCold Products provide even more economical installations with their energy efficient, low maintenance design features and unsurpassed reliability. PowerCold’s HVAC system provides energy saving and operating advantages through the integration of energy recovery and other technologies to increase efficiency and reduce operating costs.

Competition - There is no competition from a one-source vendor for the specialized hospitality market to support a totally integrated HVAC system.  No one has a patented, integrated piping system combined with an evaporative chiller system which includes the patented Nauticon evaporative condenser.  The major industry vendor’s including

PowerCold Corporation Form 10-K/A - December 31, 2003

the large manufacturers such as Carrier, Trane and York are well established and have substantially greater financial and other resources to produce a chiller system, but none produce and install a complete turn key HVAC system designed with a patented integrated piping system, the patented Nauticon evaporative condensers, and the unique design features of the EV Chill product.

PowerCold’s Energy Efficient HVAC and Refrigeration Technologies Can Significantly Cut Peak Power Demand and Costs:  Deregulated electricity during the hot summer peak-power-demand-days can cost 10-100 times more than normal. Commercial customers’ demand-surcharges, which are based on their peak-power usage during the 20-30 days per year when temperatures soar to 95° + F, can represent 30-50% of their total electric bill in some parts of the country.  Consequently, reducing peak power demand during these few days could significantly reduce the costs of the demand premium charged by utilities.  Commercial air conditioning and refrigeration (accounting for $7 billion of 2000’s $37 billion in peak-power demand costs) are the Company’s initial target markets. America is well entrenched with air condition and refrigeration systems, but there is a great niche market for the Company's unique and innovative evaporative condensers and chiller products. PowerCold and its related entities have the refrigeration engineering expertise and new innovative products that are needed and in demand today to save significant energy costs for an industry that hasn't seen many changes in the last 50 - 60 years.

Industry Competition- Competition in the industry is driven by product quality and performance.  Energy efficiency has become more prominent recently as minimum EER requirements have been legislated in some states and is under consideration by others.  The increasing cost of utility provided power reinforces the importance of energy efficiency in product selection.  As in almost all market segments price, service, product warranty, reliability and availability are factors in the competitive landscape. Product pricing is not a competitive advantage for PowerCold as many of PowerCold’s competitors are significantly larger and have greater reasources.  Several of these larger competitors are Carrier, Trane and York.  PowerCold has focused on the Energy Efficiency and low maintenance aspects of its products as an advantage in the market for mid-range refrigeration and chiller systems in the 50 to 200 ton systems and turnkey HVAC systems using the integrated patented PowerCold technologies.

Reporting Segments- Revenue for the Nauticon product line and the EV-Chill product line are combined due to the fact that the Nauticon unit is an integral component of the EV-Chill package.  The two significant product lines contributing more than 15% of annual revenue is document in the table below for the reporting year 2001, 2002 and 2003.

Product Line	2001	2002	2003
Nauticon & EV-Chill	60%	39%	15%
ComfortAir HVAC	32%	55%	84%

Customer Dependence – over the previous three years the revenue for the Nauticon & EV-Chill and ComfortAir HVAC products have increased due to increasing market acceptance. The revenue for the Nauticon & EV-Chill products is not concentrated in any one customer that would constitute more than 10% of annual revenue.  The rate of growth for ComfortAir HVAC products is the result of marketing to national chain accounts which includes the sale of HVAC packages to entities with multiple locations.  The nature and long life of the products provided by PowerCold do not presuppose a continuous stream of revenue after the initial sale and installation.  New accounts and new locations from existing National Accounts are acquired on a regular basis. Sales to some National Accounts are transacted with franchisees and would not be expected to produce repeat business with the franchisee.  During the previous three reporting years Eckerd Drug Stores, at that time a wholly owned subsidiary of J.C. Penney, accounted for 13% of 2003 revenue.  J.C. Penney has sold its Eckerd Drug Stores to two pharmacy chain stores, CVS and Jean Couteau. PowerCold continues to supply its HVAC technology to Eckerd under its new ownership however certain contracts scheduled for completion in 2004 may be cancelled due to store location market overlap. The loss of several contracts will reduce anticipated revenue in the first and second quarters of 2004. The loss of all business with the new Eckerd entities will slow the rate of revenue growth in HVAC products and staff reductions would be expected to compensate for a reduction in anticipated revenue. Future opportunities will be dependant upon establishing a National Account relationship with CVS and Jean Couteau.

PowerCold Corporation Form 10-K/A - December 31, 2003

Patents & Trademarks – PowerCold holds four patents which expire between March 26, 2013 and August 13, 2020 and five trademarks.  PowerCold has three patents pending for improvements and enhancements of existing and new products and continuously evaluates the need to protect its intellectual property with additional patent application submissions. Patents and acquired technology are amortized on a straight-line basis over a 15 year life, commencing with the beginning of product sales.

Research & Development – Estimated expenditure for company sponsored Research & Development totaled $800,000, $650,000 and $300,000 in 2001, 2002 and 2003 respectively.

Employees - At the end of the reporting period, December 31, 2003, PowerCold employed 41 people an increase of 10 people form the end of the previous reporting period.

Environmental Regulations - Changes in environmental regulation could materially impact PowerCold Corporation adversely as the majority of PowerCold’s revenue is generated from the sales of products used in HVAC and Refrigeration systems.  The chemical compounds used as refrigerants are highly regulated and could be restricted from sale in the future.  This could make existing equipment design obsolete.  The likelihood that PowerCold would have sufficient time to adapt to the changes in regulation is good as industry trends and regulations affecting the industry are monitored closely through several industry group affiliations such as ASHRAE and AEE.  With this understood there is no guarantee that existing technology would be adaptable.  At the current time there are no material capital expenditure required or anticipated to maintain environmentally compliant products or equipment.

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

PowerCold Corporation Form 10-K/A - December 31, 2003

Proposal No. 1:

For

Withheld

Francis L. Simola

11,178,874

1,950

Robert W. Yoho

11,178,874

1,950

Joseph C. Cahill

11,178,874

1,950

Proposal No. 2:

For

Against

Abstain

11,158,429

2,150

20,245

Proposal No. 3:

For

Against

Abstain

11,087,834

59,550

33,440

PowerCold Corporation Form 10-K/A - December 31, 2003

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

During the year ended December 31, 2003, the Company issued 2,317,300 shares of common stock for cash of $2,032,125.  In the same period, 335,384 warrants were exercised at $1.50 per share; 5,000 shares of common stock were issued for compensation at the fair market value of the stock of $0.75 per share and cancelled 5,000 shares upon the termination of an employee; Non registered shares – 144 rule Jan 8, 2003 Simco Group, Inc was issued  160,000  shares of common stock for financial consulting services at the fair market value of the stock of $0.75 per share; and an additional 50,000 shares were issued at $0.84 per share on Aug 13, 2003 to Shareholder Intelligence Services, Inc. for market statistical analysis, and 72,000 shares were issued at  $0.75 per share on October 1, 2003 to Summit Investor Relations for market support services For the acquisition of Applied Building Technologies, the Company issued 200,000 shares of common stock with a fair market value of $1.50 per share.

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

PowerCold Corporation Form 10-K/A - December 31, 2003

SUMMARY STATEMENT OF OPERATIONS   (In thousands, except per share data)

Year Ended December 31,

2003

2002

2001

2000

1999

(Restated)

(Restated)

(Restated)

Revenues

$4,070

$1,506

$   814

$    395

$    562

Operating (loss)

$(2,283)

$(3,300)

$(2,191)

$(1,103)

$(1,199)

Net Income (loss)

$(2,657)

$(4,291)

$(2,328)

$ (1,319)

$ 1,253)

Net Income (loss) per share

$(0.13)

$(0.25)

$  (0.16)

$  (0.13)

$  (0.18)

Weighted average number of shares

20,163

17,118

15,005

10,157

7,107

SUMMARY BALANCE SHEET   (In thousands, except per share data)

Year Ended December 31,

2003

2002

2001

2000

1999

(Restated)

(Restated)

(Restated)

Total assets

$4,593

$1,685

$2,824

$1,781

$1,634

Total liabilities

$3,030

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

GENERAL FINANCIAL ACTIVITY

PowerCold’s cash flow has been impaired due to start up marketing costs, by slow collection of receivables, and no vendor credit facilities PowerCold has successfully raised  capital, as needed, from private placements, and is confident that it can continue to raise sufficient capital from private placements or debt financing to support its cash needs for the next twelve months.

The following table sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

Year Ended December 31,

	(Restated) 2003	(Restated) 2002	(Restated) 2001
Revenue	100%	100%	100%
Cost of Revenue	64.5%	82.9%	101.8%
Gross Margin	35.5%	17.1%	(1.8%)
Operating Expense	91.6%	(236.2%)	(267.2%)
Operating Income (Loss)	(56.1%)	(219.1%)	(269.1%)
Net Income (Loss)	(65.3%)	(285.0%)	(285.9%)

PowerCold Corporation Form 10-K/A - December 31, 2003

Events:

The new development of plastic products will reduce the impact of copper and aluminum price fluctuations for Nauticon fluid coolers and fan coil units.  Plastic pricing is expected to be stable over an extended period of time with lower assembly cost, lighter weight construction reducing handling and transportation costs resulting in improved margins for certain manufactured products.

Trends:

Continued cash flow uncertainties related to large new building projects and the collection of receivables will require additional funding from time to time as the size and duration of projects increase. The ability to obtain payment and performance bonds and the required collateral may restrict the revenue growth related to large commercials buildings in the foreseeable future.  Adequate capital to finance the R&D of plastic based products and finance large scale projects are critical to significant growth of revenue and future profits.

Comparable Fiscal 2003, 2002 and 2001 Results

Consolidated Statements of Operations: Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002 and December 31, 2001:

	%Increase (Decrease)	2003	2002	2001
Revenue	170.3%	$4,070,476	$1,505,890	$814,338
Gross Profit	443.1%	$1,443,349	$265,769	($14,934)
Operating Loss	(30.8%)	($2,283,302)	($3,299,752)	($2,191,184)
Net Loss	(38.1%)	($2,656,548)	($4,291,443)	($2,328,402)
Net Loss Per Share		($0.13)	($0.25)	($0.16)
Weighted Average Number of Shares		20,163,045	17,117,692	15,005,371

The company initiated a new sales and marketing program in early 2003.  Annual revenue exceeded $4 million for the first time and gross profits were positive, increasing over 400%.  Operating losses were due to fixed operating expenses (overhead) and  insufficient sales necessary to support the new marketing efforts and ramped up production operations.

During 2003, the Company received orders for in excess of $7 million, and stated revenue in excess of $5 million for the nine months ended September 30, 2003.  Subsequently, total revenue for the year ending December 31, 2003 was restated to approximately $4.1 million.  The following information is relevant.

In 2003, the Company’s revenues were primarily attributable to multi-month contracts, while revenues in prior years were primarily attributable to sales of Company-manufactured equipment.  During its 2003 audit, the Company discovered errors in its procedures for accounting for multi-month contract revenues.  Working with its auditors, the Company prepared percentage-of-completion schedules for all contracts in progress and resultantly realized that certain year-to-date contract revenue reported earlier in the year was overstated and incorrectly recorded in advance of being earned.

In retrospect, the Company’s management believes that the attribution of restated revenue to “two circumstances” (suspension/cancellation of certain contracts and adoption of the percentage-of-completion method) is incorrect and should be replaced by the aforementioned information in the preceding paragraph.  While the Company is using the percentage-of-completion method for accounting for its long-term contracts, it should be noted that the Company never adopted the completed contract method but rather chose to correct its internal accounting procedures.

The Company’s backlog reflects signed contracts for which the Company has not yet incurred expenditures.  At December 31, 2003, the Company’s backlog was approximately $1.1 million. Subsequently, through March 15, 2004 the Company has entered into additional contracts with estimated revenues of  $1.6 million.  Through the second quarter 2004 the Company expects up to $8 million in design build contracts.  Over $28 million in design

PowerCold Corporation Form 10-K/A - December 31, 2003

build bid proposals have been submitted to date for national account customers.  Over the past twelve months, the Company has been receiving new building engineering bid specifications at an average of $2.5 million per month and expects 10% per month in new design build contracts of the total in house bid proposals based on new building activity projections from national accounts.

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

Operating expenses for 2003 increased less than 5% over the previous year while revenue increased over 170% for the same period.  These expense increases were primarily attributed to hiring additional office staff and sales personnel for PowerCold ComfortAir Solutions operations. The Company’s total net loss decreased 38.1% from the prior year, and the net loss per common share was ($0.13) per share.

Consolidated Balance Sheet:  Fiscal year ended December 31, 2003, December 31, 2002 and December 31, 2001:

	% Increase (Decrease)	2003	2002	2001
Total Current Assets	448.2%	$3,119,982	$569,100	$724,745
Total Assets	172.6%	$4,592,716	$1,684,550	$2,824,192
Total Current Liabilities	374.2%	$2,960,897	$624,411	$311,285
Total Stockholder’s Equity	99.9%	$1,562,402	$781,636	$2,339,194

Assets increased due to outstanding receivables from new contracts and cash from private equity placements.  Consequently, payables due on those contracts increased current liabilities.  And net stockholders equity increased.

Liquidity and Capital Resources:  At December 31, 2003, the Company’s net working capital was less than its current liabilities and current assets exceeded current liabilities by $159,083.  Included in current liabilities was an advance of $417,236 from related parties and a short term loan of $300,000.  The Company raised $2.5 million in equity capital in 2003, and subsequently, the Company has received $1,650,000, as a cash bridge loan, in anticipation of securing a convertible interest bearing,Senior Debt Note for up to $10,000,000, pending final terms and conditions. The $300,000 short term loan was subsequently include in the bridge loan financing. The bridge loan is for a term of 120 days maturing between May 12, 2004 and June 28, 2004.  It bears no interest rate and is convertible at the option of the holder anytime before redemption at $1.50 per share into the Company’s common stock.  The bridge loanis comprised of $50,000 promissory note units with a warrant to purchase 10,000 shares of the

PowerCold Corporation Form 10-K/A - December 31, 2003

Company’s common stock exercisable at $1.50 per share for a period of one year.  Upon placement of the anticipated Senior Debt offering the Bridge Loan offering will be redeemed with funds received.   Total assets

increased 172.6% and stockholders equity increased nearly 99.9% for the year. Management believes that its working capital may not be totally sufficient to support its projected growth plans for the next few years if it does not raise additional financing. The Company is currently negotiating a combined equity and senior debt funding for up to $10 million at terms consistent with the best interest of the stockholder and the company’s future financial needs.

During the year ending December 31, 2003 the company elected to fully dispose of Technicold Services, Inc (TSI), and recorded costs associated from discontinued service operations of $18,160. The financial statements for prior periods have been restated for the discontinued segment of Technicold Services, Inc.

During the year ended December 31, 2003, the Company issued 282,000 shares of common stock for prepaid consulting fees of $120,000 and services of $96,000.  On January 8, 2003 Simco Group, Inc was issued  160,000  shares of common stock for financial consulting services at the fair market value of the stock of $0.75 per share; and an additional 50,000 shares were issued at $0.84 per share on Aug 13, 2003 to Shareholder Intelligence Services, Inc. for market statistical analysis, and 72,000 shares were issued at  $0.75 per share on October 1, 2003 to Summit Investor Relations for market support services.In addition 2,317,300 shares of common stock were issued for cash of $2,032,125 and 200,000 shares with a fair market value of $1.50 were issued for the acquisition of ABT. Additionally, 335,384 warrants were exercised for cash of $503,776.  The Company issued 5,000 shares of common stock as compensation for $3,745 and cancelled 5,000 shares upon termination of an employee.

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

PowerCold Corporation Form 10-K/A - December 31, 2003

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 21, 2004

POWERCOLD CORPORATION CONSOLIDATED BALANCE SHEETS
	December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$374,678	$88,613	$285,937
Trade accounts receivable, net of allowance	2,388,495	296,179	174,455
Costs and estimated earnings in excess
on contracts in progress	245,535	-	-
Inventory	11,156	180,433	241,853
Prepaid expenses	100,118	3,875	22,500
Total Current Assets	3,119,982	569,100	724,745

OTHER ASSETS
Property and equipment, net	135,858	130,598	40,200
Patent rights and related technology, net	1,306,731	926,716	382,108
Securities available for sale	19,317	38,800	970,000
Deposits	10,828	5,661	8,970
Total Other Assets	1,472,734	1,101,775	1,401,278

NET ASSETS FROM DISCONTINUED OPERATIONS	-	13,675	698,169

TOTAL ASSETS	$4,592,716	$1,684,550	$2,824,192

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,253,030	$335,250	$216,871
Billings in excess of costs and estimated earnings
on contracts in progress	947,807	-	-
Commissions and royalty payable	8,180	55,066	55,067
Accounts payable, related party	417,236	196,760	-
Notes payable	334,014	34,014	36,329
Current portion of capital lease payable	630	3,321	3,018
Total Current Liabilities	2,960,897	624,411	311,285

CAPITAL LEASE PAYABLE, net of current portion	-	600	5,413

COMMITMENTS AND CONTINGENCIES	69,417	277,903	168,300

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 21,576,750, 18,442,066, and 16,027,882
shares issued and outstanding, respectively	21,577	18,442	16,027
Additional paid-in capital	17,210,471	13,840,318	10,210,666
Stock options and warrants	588,507	504,998	471,980
Accumulated deficit	(16,277,470)	(13,620,922)	(9,329,479)
Accumulated other comprehensive income	19,317	38,800	970,000
Total Stockholders' Equity	1,562,402	781,636	2,339,194
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,592,716	$1,684,550	$2,824,192

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
		Years Ended December 31,
		2003	2002		2001
		(Restated)	(Restated)		(Restated)
REVENUES
Contracts including equipment		$3,350,409	$-		$-
Equipment		720,067	1,505,890		814,338
Total Revenues		4,070,476	1,505,890		814,338

COST OF REVENUES
Direct labor and equipment-contracts		1,920,854
Direct labor and material-equipment		597,565	1,001,612		784,873
Manufacturing supplies		16,409	196,608		25,045
Shipping and handling		92,300	50,901		19,354
Total Cost of Revenues		2,627,128	1,249,121		829,272

GROSS PROFIT (LOSS)		1,443,347	256,769		(14,934)

OPERATING EXPENSES
Sales, marketing and advertising		499,370	280,376		310,961
Salaries and benefits		1,137,926	1,067,326		592,248
General and administrative		877,831	610,134		39,361
Travel		243,422	169,885		72,362
Research and development		177,680	226,738		451,947
Leased equipment		-	6,703		25,376
Legal and accounting		81,039	237,916		115,489
Consulting		275,839	553,876		310,000
Occupancy		109,158	107,373		107,809
Bad debt expense		193,356	56,232		22,505
Loss on impairment of inventory		33,506	147,204		-
Depreciation and amortization		97,525	92,758		128,192
Total Operating Expenses		3,726,651	3,556,521		2,176,250

LOSS FROM OPERATIONS		(2,283,302)	(3,299,752)		(2,191,184)

OTHER INCOME (EXPENSES)
Interest income		-	5,409		6,512
Interest and financing expense		(355,086)	(198,452)		(122,250)
Other income (expense)		-	53,540		47,138
Total Other Income (Expenses)		(355,086)	(139,503)		(68,600)

LOSS BEFORE INCOME TAX		(2,638,388)	(3,439,255)		(2,259,784)
INCOME TAX EXPENSE		-	-		-
LOSS FROM CONTINUING OPERATIONS		(2,638,388)	(3,439,255)		(2,259,784)

LOSS FROM DISCONTINUED OPERATIONS		(18,160)	(852,188)		(68,618)
NET LOSS		(2,656,548)	(4,291,443)		(2,328,402)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments		(19,483)	(931,200)		970,000
COMPREHENSIVE LOSS		$(2,676,031)	$(5,222,643)		$(1,358,402)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS		$(0.13)	$(0.25)		$(0.16)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	$	nil	$(0.05)	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED		20,163,045	17,117,692		15,005,371

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Stock	Accumulated
	Common Stock		Additional		Options	Other	Total
	Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Warrants	Income	Equity

Balance, December 31, 2000	12,669,383	$12,669	$8,243,228	$(7,001,077)	$-	$-	$1,254,820

Common stock issued for services at
$0.59 per share	42,500	43	24,958	-	-	-	25,000

Common stock issued for consulting services
at $0.50 per share	230,000	230	114,770	-	-	-	115,000

Common stock issued for conversion of debt
at $0.56 per share	372,081	372	207,128	-	-	-	207,500

Common stock issued as prepayment of
Rent at $0.50 per share	45,000	45	22,455	-	-	-	22,500

Common stock issued as interest and financing
expense at $0.50 per share	240,419	240	122,010	-	-	-	122,250

Common stock issued as compensation at
$0.50 per share	113,000	113	56,387	-	-	-	56,500

Common stock issued for payment of
accounts payable at $0.75 per share	35,000	35	26,383	-	-	-	26,418

Common stock and options issued for acquisition
of PSI at $2.16 per share	50,000	50	108,450	-	66,500	-	175,000

Common stock: 2,144,820 shares issued with
603,083 attached warrants for cash at $0.86 per share
And 85,679 shares valued at $1.73 per share
Less total issuing costs of $296,142	2,230,499	2,230	1,284,898	-	405,480	-	1,692,608

Unrealized gain on investments	-	-	-	-	-	970,000	970,000

Net loss, year ended December 31, 2001	-	-	-	(2,328,402)	-	-	(2,328,402)

Balance, December 31, 2001	16,027,882	16,027	10,210,666	(9,329,479)	471,980	970,000	2,339,194

Common stock issued for cash at and average of $1.54
per share less $4,642 for cost of issuance	1,658,666	1,659	2,520,492	-	39,975	-	2,562,126

Common stock issued as compensation at $0.58
per share	82,562	83	47,672	-	-	-	47,755

Common stock issued for services at $1.05
per share	440,956	441	462,309	-	-	-	462,750

Warrants exercised at $1.00 per share	32,000	32	62,341	-	(30,373)	-	32,000

Common stock rescinded for failure to perform	(50,000)	(50)	50	-	-	-	-

Common stock and options rescinded for
acquisition of PSI	(50,000)	(50)	(108,450)	-	(66,500)	-	(175,000)

Common stock and options issued for the acquisition of
Applied Building Technology, Inc. at $1.50 per share	300,000	300	449,700	-	41,416	-	491,416

Common stock options issued under the acquisition agreement
for Ulitmate Comfort Systems	-	-	-	-	48,500	-	48,500
Beneficial conversion feature of convertible debt			195,538				195,538

Unrealized loss on investments	-	-	-	-	-	(931,200)	(931,200)

Net loss, year ended December 31, 2002	-	-	-	(4,291,443)	-	-	(4,291,443)

Balance, December 31, 2002	18,442,066	$18,442	$13,840,318	$(13,620922)	$504,998	$38,800	$781,636

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

					Stock	Accumulated
	Common Stock		Additional		Options	Other	Total
	Number of		Paid-in	Accumulated	and	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Warrants	Income	Equity

Balance, December 31, 2002	18,442,066	$18,442	$13,840,318	$(13,620,922)	$504,998	$38,800	$781,636

Common stock issued as prepaid consulting at $0.75 per share	160,000	160	119,840	-	-	-	120,000

Common stock and warrants issued for cash at an average of
$0.89 per shares less issuance costs of $25,800	2,317,300	2,317	1,859,008	-	170,800	-	2,032,125

Common stock issued for consulting at $0.79 per share	122,000	122	95,878	-	-	-	96,000

Warrants exercised at $1.50 per share	335,384	336	728,148	-	(224,707)	-	503,777

Common stock shares cancelled	(5,000)	(5)	(3,745)	-	-	-	(3,750)

Common stock issued as compensation	5,000	5	3,745	-	-	-	3,750

Common stock issued for the acquisition of Applied Building
Technology, Inc. at $1.50 per share	200,000	200	299,800	-	-	-	300,000

Common stock options cancelled that were issued under
the acquisition agreement for ComfortAir Solutions	-	-	48,500	-	(48,500)	-	-

Common stock options vested for the acquisition of Applied
Building Technology, Inc.	-	-	-	-	58,916	-	58,916

Warrants issued for financing expense Beneficial conversion featureof convertible debt	-	-	- 218,979	-	127,000	-	127,000 218,979

Unrealized loss on investments	-	-	-	-	-	(19,483)	(19,483)

Net loss, year ended December 31, 2003	-	-	-	2,656,548)	-	-	(2,656,548)

Balance, December 31, 2003	21,576,750	$21,578	$17,210,471	$(16,277,470)	$588,507	$19,317	$1,562,402

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,656,548)	$(4,291,443)	$(2,328,402)
Loss from discontinued operations	18,160	852,188	68,618
Net loss from continuing operations	(2,638,388)	(3,439,255)	(2,259,784)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	97,525	92,758	128,192
Bad debt expense	193,356	56,232	22,505
Impairment of inventory	33,506	147,204	-
Issuance of common stock for services	216,000	462,750	196,500
Issuance of common stock for compensation	3,750	47,755	-
Issuance of common stock for expenses	-	-	26,418
Issuance of common stock for interest and financing Interest expense for beneficial conversion feature of convertible debt	- 218,979	- 195,538	122,250
Warrants issued as financing expense	127,000	-	-
Settlement of commitments and contingencies	-	(109,603)	-
(Increase) decrease in assets:
Accounts receivable	(2,745,670)	(178,642)	(140,705)
Receivable from related party	-	1,686	(1,686)
Inventories	135,771	(85,784)	(581)
Prepaid expenses	(96,243)	18,625	285,000
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	977,780	118,377	71,912
Accounts payable, related party	-	-	(10,567)
Billings in excess of costs	702,272	-	-
Commissions payable	(46,887)	-	12,827
Net cash used in operating activities	(2,821,249)	(2,672,359)	(1,547,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,549)	(87,328)	(17,105)
Purchase of technology	-	(400,000)	-
Deposits	(5,167)	3,309	-
Investment in discontinued operations	(155,056)	174,992	(66,763)
Net cash used in investing activities	(185,772)	(309,027)	(83,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(3,289)	(4,510)	(1,814)
Proceeds from issuance of shares under private placement	2,835,901	2,594,127	1,692,608
Repayment of borrowings	-	(2,315)	(6,999)
Proceeds from short-term borrowings	300,000	-	-
Proceeds from short-term borrowings, related party	160,476	196,760	232,500
Repayment of short-term borrowings, related party	-	-	(105,635)
Net cash provided by financing activities	3,293,088	2,784,062	1,810,660

Net increase (decrease) in cash	286,065	(197,324)	179,073

Cash at beginning of year	88,613	285,937	106,864

Cash at end of year	$374,680	$88,613	$285,937

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$2,430	$2,430
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock as prepayment for expenses	$-	$-	$22,500
Issuance of common stock for compensation	$3,750	$47,755	$-
Issuance of common stock for services	$216,000	$462,750	$196,500
Issuance of common stock for expenses	$-	$-	$26,418
Issuance of common stock for payment of interest and financing expenses	$127,000	$-	$122,250
Issuance of common stock as stock offering costs	$-	$4,642	$148,503
Issuance of common stock for payment of debt	$-	$-	$207,500
Issuance of common stock and options for acquisition	$358,916	$491,416	$175,000
Stock rescinded in disposition	$-	$(175,000)	$-
Technology acquired by exchange of accounts receivable	$460,000	$-	$-
Settlement of commitments and contingencies with options and
cancellation of options	$208,486	$-	$-

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

The Company derives its revenues from four principal product line applications.  The first is proprietary applications for the HVAC industry, including patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers and heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and production of unique chiller systems for the HVAC and refrigeration industry.    The fourth is energy products including generators and engine driven chillers. The company also provides engineering services for installation of its equipment in new construction.

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

On August 4, 1995, the Company acquired Nauticon, Inc., including its related technology and assets for 900,000 shares and 300,000 options (expired July 31, 2000) of the Company’s stock.  The assets currently include U.S. Patent No. 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and U.S. Patent No. 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit.  During the year ended December 31, 2002, Nauticon’s assets, liabilities and operations were absorbed into PowerCold Products, Inc., the Company’s wholly owned subsidiary. Patents and acquired technology are amortized on a straight-line basis over a 15 year life, commencing with the beginning of product sales.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

On December 28, 1992, the Company acquired the patent rights (U.S. Patent No. 5,501,269) and related engineering and technology to a process of quick freezing food products, and cleaning and treating various nonfood products.  This process is accomplished by using a circulating cryogenic liquid in a closed pressurized vessel system.  The patent acquisition was made by issuing 2,414,083 shares of the Company’s common stock.  Two directors of the Company were also directors of the company selling the patent rights. Patents and acquired technology are amortized on a straight-line basis over a 15 year life, commencing with the beginning of product sales.  The financial statements for prior periods have been restated for the discontinued segment of Technicold Services, Inc.  See Note 16.

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

Patents

Patents and acquired technology are amortized on a straight-line basis over a 15 year life, commencing with the beginning of product sales.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions.  During the year ended December 31, 2003, the Company determined that all accounts included in its allowance for bad debts were uncollectible, and recognized the write-off between accounts receivable and allowance for bad debts, leaving an allowance of $-0-.  Also, during the year ended 2003 the Company changed its accounting method to percentage-of-completion for recognizing revenue and costs.  As the Company has no historical information related to percentage-of-completion, it cannot accurately determine a current allowance for doubtful accounts.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America.  At December 31, 2003, the Company had an accumulated deficit of $16,277,470 and recurring losses from operations for each year presented.  Property, equipment and intangibles comprise a material portion of the Company's assets.  The recovery of these assets is dependent upon achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  Management is actively seeking additional financing.

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

As consideration for the acquisition of assets valued at $221,110, which include contracts in place and all intellectual property including patents, licenses and copyrights and the rights, title and interest in and to the name Applied Building Technology, Inc., the Company paid the owners of ABT $65,000 in cash and 500,000 shares of PowerCold common stock at the fair market value of $450,000.  In addition, PowerCold agreed to issue 175,000 options to the owners of ABT that will vest over a 3 year period.  At December 31, 2002, 58,833 common stock options were vested with a fair market value of $41,416 and the Company recorded a commitment of $125,333 for the future vesting of the remaining options.  The acquisition was accounted for under the purchase method.

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

The Company received from Simco $196,760 in unsecured advances during 2002 and an additional $161,108 during 2003.  The advances bear interest at 8% and are payable on demand.  No payments were made against the advance principal during 2002 or 2003.  The debt is convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion.   The beneficial conversion feature of these loans is recorded as additional paid in capital.  The interest expense, related to these loans, recorded in 2003 and 2002 is $218,979 and 195,538, respectively.

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

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net loss as reported	$(2,656,548)	$(4,291,443)	$(2,328,402)
Adjustment required by SFAS 123	(492,597)	(553,975)	(345,277)
Pro forma net loss	$(3,149,145)	$(4,845,418)	$(2,673,679)
Pro forma net loss per share, basic and diluted	$(0.16)	$(0.28)	$(0.18)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2001	2,797,558	$0.74
Granted	895,000	0.96
Exercised	-	-
Rescinded or expired	-	-
Outstanding and exercisable, December 31, 2001	3,692,558	0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,095,891	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding at December 31, 2003	4,052,283	$1.16

Exercisable at December 31, 2003	3,482,283	$0.91
Weighted average fair value of options granted during 2003:		$0.69

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

Segment information (after intercompany eliminations) for the years ended December 31, 2003, 2002, and 2001 are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Revenues:
Corporate	$-	$-	$-
PowerCold Products, Inc.	620,209	628,217	531,605
PowerCold ComfortAir Solutions	3,450,267	877,673	282,733
Total Revenues	$4,070,476	$1,505,890	$814,338

Operating income (loss):
Corporate	$(1,613,998)	$(2,999,593)	$(1,101,821)
PowerCold Products, Inc.	(759,357)	(1,113,179)	(1,016,673)
PowerCold ComfortAir Solutions	(283,193)	(178,671)	(209,908)
Net Loss	$(2,656,548)	$(4,291,443)	$(2,328,402)

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

The Company's subsidiary, PowerCold International. Ltd., is not included in the above information because it has no assets, liabilities or operations at December 31, 2003.

The Company did have sales in foreign countries through its subsidiaries, PowerCold Products, Inc and PowerCold ComfortAir Solutions, Inc.  During the year ended December 31, 2003 and 2002 the Company had total foreign sales in the amount of $157,582 (3.9% of total revenue) and $253,271 (16.8% of total revenue, respectively.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $2,400,000, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 14 – INCOME TAXES (Continued)

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

NOTE 19- CONTRACTS IN PROGRESS

The Company recognizes construction contract revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs.  Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.  Revenues recognized in excess of amounts billed are classified as current assets under costs and estimated earnings in excess of contracts in progress.  The Company anticipates that substantially all incurred costs associated with contract work in progress at December 31, 2003 will be billed and collected in 2004.  At December 31, 2003, the Company had completed 24 contracts and had 6 contracts in progress.

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 20 – BACKLOG (Continued)

New contracts during the year	$3,496,486
Less contract revenue earned during the year	$2,833,852
Backlog balance, for installation contract only, at December 31, 2003	$662,634

The Company also entered into additional contracts with estimated revenues of $1,600,000 between January 1, 2004 and March 15, 2004.

NOTE 21 – CORRECTION OF AN ERROR

The accompanying financial statements for 2003 and 2002 have been restated to correct an error, the recognition of a beneficial conversion feature of the loans made in 2003 and 2002.  The effect of the restatement was to increase additional paid in capital, increase net loss and increase interest expense for 2003 and 2002 by $218,979 and $195,538 respectively, net of income tax ($0.01 per share).  Accumulated deficit at the beginning of 2002 was not affected by this correction.

PowerCold Corporation Form 10-K/A - December 31, 2003

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

PowerCold Corporation Form 10-K/A - December 31, 2003

Dean S. Calton   Mr. Calton has been General Manager, Vice President Engineering and Manufacturing and President of PowerCold Products, Inc. since June 1998. Mr. Calton has over 24 years experience in the refrigeration and air condition industry.

Robert Yoho    Mr. Yoho has been President of PowerCold ComfortAir Solutions, Inc. since July 2002 and a Director since June 2003.  Mr. Yoho has over 30 years experience in the heating, ventilation and air conditioning equipment industry. Prior to joining PowerCold Mr Yoho was president of Applied Building Technology an engineering and design firm specializing in controls and HVAC packaged systems.  ABT was acquired by PowerCold 2002.

Jim Chirieleison   Mr. Chirieleison has been Vice President Sales and Marketing since July 2002. Mr. Chirieleison has over 30 years experience in global sales and marketing in the heating, ventilation and air conditioning equipment industry.  Prior to joining PowerCold, Mr Chirieleison was president and CEO of Atlantic Trading Company, a global sales and marketing firm specializing in heating, ventilation and air conditioning equipment marketed to national retail and restaurant chain stores.

Joseph C. Cahill     Mr. Cahill has been Vice President Administration and Finance since January 2002 and a Director and Corporate Secretary sine June 2003. Mr. Cahill has over 22 years experience as a senior executive for a co-generation business and a chemical company.  Prior to joining PowerCold Corporation Mr. Cahill was the Chief Operating Officer of Utility Metal Research, a privately held company whose primary business was the design, sale and installation of cogeneration equipment.  Prior to 2000 Mr. Cahill was most recently CFO and Vice President of Administration & Finance for the Canning-Gumm Company, the US subsidiary of a public UK chemical company and for more than 20 years held various management and senior management position at the Frederick Gumm Chemical Company prior to its acquisition in 1998.

Grayling Hofer    Mr. Hofer has been Corporate Controller and Chief Accounting Officer since March 2002 and Corporate Treasurer since June 2003.  Mr. Hofer has over 14 years experience in accounting, and 10 years with manufacturing and distribution.  Prior to joining PowerCold Mr. Hofer was the president of Manufacturers Assistance Group, a consulting group specializing in troubled and startup manufacturing operations.  Prior that that Mr. Hofer was Vice President of Operation for SewTexas a manufacturer of custom apparel and CFO for City Pipe and Supply Company a commercial plumbing supply company.

Directors of the Company are elected every three years.  Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company. All Company Directors and Officers have devoted 100% of their time for PowerCold’s daily operating activities during the last fiscal year 2003.

ITEM 11.   EXECUTIVE COMPENSATION

No executive officer of the Company received any compensation greater than $72,000 for 2003. No officer of the Company was paid by any other source other than PowerCold for time that was actually spent in furtherance of PowerCold’s affairs.  Francis L. Simola, president and CEO receives no compensation directly from PowerCold.  Simco Group received 120,000 shares of common restricted stock for services rendered the Company by Francis L. Simola , and received $60,000 related to payment due for corporate operating and office administrative expenses.

 PowerCold Corporation Form 10-K/A - December 31, 2003

Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------

Long-Term Compensation

-------------------------------------------------

Annual Compensation

     Awards

          Payouts

-----------------------------------------------------------

  ------------------------

 -------------------

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards

Options

Payouts

Comp.

Position

  ($)

  ($)

 ($)

($)(1)(2)

 (#)(3)

 ($)

 ($)

---------------         ------      ---------     ---------       ---------       ----------        ------------         ---------        ---------

Francis Simola

2003

      0

0

0

120,000

202,725

0

0

  President

2002

      0

0

0

120,000

0

0

0

  CEO

2001

0

0

0

120,000

150,000

0

0

Joseph C. Cahill

2003

38,769

0

0

0

75,000

0

0

 Secretary, CFO

2002

41,506

0

0

82,779

0

0

0

 VP Admin & Fin

2001

0

0

0

0

0

0

0

Grayling Hofer

2003

67,129

0

0

0

85,000

0

0

   Treasurer

2002

48,460

0

0

2,000

0

0

0

   CAO

2001

0

0

0

0

0

0

0

Robert Yoho

2003

72,000

0

0

50,000

0

0

   Director

2002

66,000

0

0

200,000

100,000

0

0

  President PCS

2001

0

0

0

0

0

0

0

James Chirieleison

2003

69,000

0

0

50,000

0

0

   President PCI

2002

54,000

0

0

0

0

0

2001

0

0

0

0

0

0

0

Dean Calton

2003

67,819

0

0

50,000

0

0

   President PCP

2002

64,615

0

0

50,000

0

0

2001

70,000

0

0

0

250,000

0

0

(1)  Restricted Stock Awarded for consulting and funding services.

(2)  Restricted Stock Awards includes shares for acquisition.

(3)  Securities Underlying Options do not include options granted in 2004.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2003 is provided in the following Option Grants in the Last Fiscal Year Table:

PowerCold Corporation Form 10-K/A - December 31, 2003

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants (1)

----------------------------------------------------------------------------------------------------------------------

(a)

(b)

(c)

(d)

(e)

Name

Number of Securities

% of total Options

Exercise or

Expiration

Underlying Options

granted to employees

or base price

Date

Granted (2)

in fiscal year

$/share

-----------------           -----------------------              --------------------            -----------------------            -----------------

Francis L. Simola             202,275

34.4%

                  1.60

01/24/08

Robert Yoho                      25,000

4.3%

                  0.50

01/01/08

Robert Yoho                      25,000

4.3%

                  1.50

07/01/08

Joseph C. Cahill                 50,000

8.5%

                  1.00

01/01/08

Joseph C. Cahill                 25,000

4.3%

                  1.50

12/30/08

Grayling Hofer                   10,000

1.7%

                  1.00

03/01/08

Grayling Hofer                   25,000

4.3%

                  1.50

06/01/08

Grayling Hofer                   50,000

8.5%

                  1.50

12/30/08

James Chirieleison              25,000

4.3%

                  1.25

01/01/06

James Chirieleison              25,000

4.3%

                  1.50

07/01/06

Dean Calton                       50,000

8.5%

                  0.50

02/01/08

(1)  This table does not include Stock Options granted previously.

(2)  Number of Securities Underlying Options Granted do not include options granted in 2004.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2003 is provided in the following:  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Options Values Table:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

Individual Grants (1)

-----------------------------------------------------------------------------------------------------------------------

(a)

(b)

(c)

(d)

(e)

Name

Number of

Value

Number of

Value of

Shares

Realized

Securities

Unexercised

Acquired

$

Underlying

in-the-money

on Exercise

Unexercised

options at Fy-End

Options at Fy-End

($)Exercisable/

(#)Exercisable/

Unexercisable (2)

Unexercisable  (1)

---------------           ----------------------               ----------------          ---------------------              ------------------------

Frank Simola

0

0

898,604/0

$1,770,249/$0

Joseph C. Cahill

0

0

75,000/0

$147,750/$0

Robert W. Yoho

0

0

150,000/0

$295,500/$0

Grayling Hofer

0

0

85,000/0

$167,450/$0

James Chirieleison

0

0

50,000/0

$98,500/$0

Dean Calton

0

0

300,000/0

$591,000/$0

(1)  Number of Securities Underlying Unexercised Options at Fy-End (#)Exercisable/ Unexercisable do not include options granted in 2004.

(2)    Valued at the market closing price of $1.97 per share on December 31, 2003.

The Corporation does not currently have a Long Term Incentive Plan  ("LTIP")

The Corporation currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

PowerCold Corporation Form 10-K/A - December 31, 2003

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, and (ii) each director.(iii) executive officers

Name and Address

Amount and Nature

Percent

of Beneficial Owner

of Beneficial Ownership (1)

of Class (2)

Francis L. Simola and (3)(5)(6)

1,092,432

5.06%

Veronica M. Simola

9408 Meadowbrook Ave.

Philadelphia, Pa. 19118

Simco Group, Inc. (4)

1,800,664

8.35%

1800 E. Sahara, Suite 107

Las Vegas, Nevada 89104

Henry N. Sanborn

1,468,478

6.81%

505 Charles Street Avenue

Towson, MD 21204

Joseph C. Cahill (5)(6)

82,779

0.38%

45 Overlea Lane

Aberdeen, BJ  07747

Robert W. Yoho (5)(6)

300,000

1.39%

13799 Park Blvd. North

Seminole, FL  33776

Dean Calton (6)

51,500

0.24%

1346 LaVernia Road

LaVernia, TX  78121

James Chirieleison (6)

8,000

0.04%

4 Steed Place

Sterling, VA  20165

Grayling Hofer (6)

7,000

0.03%

2406 Crow Valley

San Antonio, TX  78270

Total Common Stock

4,810,853

22.30%

Total Common Stock Owned by Officers & Directors

3,342,375

15.49%

(1)  The nature of beneficial ownership for all shares is sole voting and investment power.

(1)

The per cent of class is all common stock.

(2)

Includes minor children

(3)

Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.

(4)

Director

(5)

Executive Officer

PowerCold Corporation Form 10-K/A - December 31, 2003

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

During 2001, Simco Group was issued 262,500 shares of common stock for payment of loans, interest and financing fees and financial management and consulting services

For Financial Management Consulting Services;  Jan 22, 2001, 120,000 shares at $0.50 per share; For short term loans of $140,000  to the Company on May 17, 2001, 50,000 shares at $0.50, July 16, 2001, 42,500 shares at $0.50, Oct 2, 2001, 50,000 shares at $0.50.

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

PowerCold Corporation Form 10-K/A - December 31, 2003

PART  IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)(2) Financial Statements exhibited herein the Form 10-K/A Annual Report and are filed as a part hereof:

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
(32)(i) Certification of Francis L. Simola
(32)(ii) Certification of Joseph C. Cahill

(b)

Reports on Form 8-K:

8 -K  June 1, 2003

New Directors

8 -K  June 13, 2003

Private Placement

PowerCold Corporation Form 10-K/A - December 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

By:  /s/ Francis L. Simola

Francis L. Simola

President and Chief Executive Officer

Dated:   September 15 , 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated:  September 15, 2004

By:  /s/  Joseph C. Cahill

Joseph C. Cahill

Director and Secretary

Chief Financial Officer

Dated:  September 15, 2004

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated:  September 15, 2004

By:  /s/  Grayling Hofer

Grayling Hofer

Treasurer

Chief Accounting Officer

Dated:  September 15, 2004