Form 10-K/A
period 2003-12-31
POWERCOLD CORP
filed 2004-11-12
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2006 Estimated average burden hours per response: 1,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number  0-30709

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

18

Item 9

Controls and Procedures

47

PART III

Item 10.

Directors and Executive Officers of the Registrant

47

Item 11.

Executive Compensation

48

Item 12.

Security Ownership of Certain Beneficial Owners and Management

51

Item 13.

Certain Relationships and Related Transactions

52

Item 14.

Principal Accounting Fees and Services

52

PART IV

Item 15.

Exhibits and Reports on Form 8-K

53

Signatures

54

Certifications

55

PowerCold Corporation Form 10K/A - December 31, 2003

PART I

ITEM 1.   BUSINESS

General

PowerCold Corporation, (PowerCold)® (OTCBB: PWCL), designs, develops and markets  energy efficient heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are  are two of the more energy intensive operational costs  many businesses face.   Increasing power costs and new clean air regulations have forced corporations of all sizes to focus both on energy savings and  indoor air quality.  PowerCold's proprietary energy efficient products provide a clean comfort air environment and significantly reduce power costs <r>k</r>for air conditioning, refrigeration and on-site building power through the use of evaporative cooling condenser technology integrated with other synergistic, energy conserving designs and equipment when compared to standard air cooled condensing refrigeration and air conditioning technology.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

In August 1996, PowerCold acquired Nauticon Inc., a company that manufactured and marketed a product line of innovative patented evaporative condensers and heat exchange systems for the HVAC and refrigeration industry, representing over five years of development. The assets include United States Patent 5,501,269 issued on March 26, 1996, and entitled Condenser Unit, and United States Patent 5,787,722 issued August 4, 1998, and entitled Heat Exchange Unit.  The new-patented products are simple in design and easy to manufacture. They use new material technology with copper tubing for high efficiency heat transfer requiring minimal maintenance. The evaporative heat exchangers are self-cleaning in most applications thus eliminating chemical cleaning. The

Nauticon evaporative condensers and heat exchange systems serve the residential, commercial HVAC sector and the commercial refrigeration industry. They have many applications, varying from traditional commercial refrigeration, industrial cooling and air conditioning. Customers include supermarkets, ice rinks, office building air conditioning and other refrigeration systems. HVAC applications in smaller commercial buildings range from traditional air conditioning systems to highly efficient heat pumps. Industrial uses span plastic molding and extrusion to conventional cooling of process water and the cooling of cutting oils. Nauticon units are utilized as evaporative condensers, fluid coolers, booster coolers, and cooling towers. The Nauticon unit incorporates the energy savings benefits of water cooled condensing with continuous scale shedding from the condensing coils without the use a treatment chemical.  In addition lower water usage is realized with the dump/flush method of operation in comparison to the competitive systems utilizing the traditional constant water bleed systems.  The Nauticon Condenser/Fluid Cooler is packaged in a non metallic, corrosion resistant enclosure. The combination of all these features differentiates the Nauticon unit from its competitors.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

The Nauticon patented products are utilized as evaporative condensers, fluid coolers, sub-coolers, refrigeration system components, and custom refrigeration products for commercial and industrial use.  Nauticon products can reduce energy cost for the air condition and refrigeration industry <r></r> through the energy savings benefits of water cooled condensing when compared to standard air cooled condensing air conditioning and refrigeration systems.  PowerCold has continued to invest and improve the Nauticon product line, greatly expanding its products ranging from a single 10-ton unit up to a 300-ton multiunit configuration. The company has three patents related to the Nauticon product line.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

The company introduced two new applications to support the national chain store business: The BreezeMaster system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This is a critical application for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is the new proprietary DesertMaster total energy fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from all the public spaces, 24 hours per day seven days per week. <r>The DesertMaster is  energy recovery and desiccant system, can reducethe required capacity of the air conditioning equipment by approximately 20% by transferring the latent cooling load to the desiccant system.</r>  Latent cooling involves removing the moisture from the air by cooling below the dew point.  The dehumidified air may be uncomfortably cool and have to be reheated before it is returned the space being cooled.

Air conditioning systems are sized for a combination of two cooling loads: latent (air humidity) and sensible (cooling of space air). The latent cooling load can account for as much as 30% to 50% of air conditioning requirements. Conventional, refrigeration-based air conditioning is electrical-energy intensive. Desiccant dehumidification removes humidity from ventilation air. Therefore, air conditioning requirements are reduced to meet the demands of sensible cooling and smaller air-conditioning plants are required. Reducing humidity in the air handling system and the building spaces during the cooling season will improve indoor air quality by preventing condensation in equipment and reducing the growth and propagation of micro-organisms.

Desiccant augmented cooling systems are energy efficient and environmentally benign. Desiccant dehumidification could reduce total residential electricity demand by as much as 25% in humid regions, providing a drier, more comfortable, and cleaner air environment {NREL(2000) Advanced desiccant cooling and dehumidification program, National Renewable Energy Laboratory, http://www.nrel.gov/desiccantcool/intro.htm.

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

PowerCold Products, Inc. secured its first major order in August 2003 from a major public utility company in Hong Kong to retrofit four existing air condition chillers at the utility company’s corporate headquarters with 12 PowerCold Nauticon Evaporative Condensers. The original installed air-cooled chillers were converted to evaporative chillers. The utility expects to realize a greater than 15% electric demand savings from the conversion.  Shun Cheong has stated that this is the first of many such energy saving projects the company expects to install in the future due to the tremendous number of high rise buildings in Hong Kong and the strong push to convert existing air-cooled products to water-cooled,  .

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

The company’s new PlexCoil™ fan coil design represents a very significant multi-million dollar business for new and retrofit fan coils.  From the review of published industry data from sources such as Industry market surveys, Prodcon, Eurovent/Cecomaf and competitive industry market sources, PowerCold estimates the U.S. fan coil market to be well over three hundred million dollars and the global fan coil market to be over one billion dollars.  The United States Census Bureau reports in the year 2000 the value of shipments of Room Fan-Coil Air Conditioning units at $214,483,000, Central Station Air Handling Units (motor driven fan type) Blow Through at $86,908,000 and Heating and Ventilation at $39,057,000.  In addition Coil Sales by original equipment manufactures intended for resale or assembly into equipment by other manufactures constructed from copper and aluminum totaled $330,419,000.  European data collection for 2002 by Eurovent/Cecomaf estimates the European Fan Coil Units market at $350,000,000 Euros and Air Diffusion Devices at $700,000,000 Euros.

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

PowerCold Corporation Form 10K/A - December 31, 2003

Products

Nauticon Evaporative Condensers - The Company envisions an enormous worldwide market demand for its proprietary evaporative condensing systems use in air conditioning systems. The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost. They are used for evaporative condensers, fluid coolers, sub-coolers, refrigeration system components and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% when used as a replacement for air cooled condensers which are typically utilized on many refrigeration and air conditioning systems smaller than 200 tons.  <r>The efficiency of water cooled condenser technology is well understood in the industry and is the preferred method in large central chiller plants reducing kW per ton of cooling for chilled water air conditioning from a typical 1.08 kW/ton at a suction temperature of 45 F and condensing temperature of 130 F for air cooled condensers to 0.67 kW/ton at a suction temperature of 45 F and condensing temperature of 95 F for evaporative (water) cooled condenser, a 38% reduction in kW demand.  </r> Nauticon units are superior to other industry products; they are free of water treatment chemicals, self-cleaning, low-maintenance evaporative condensers. Nauticon’s primary advantage is energy savings, yielding EER ratings as high as 18 even as the industry, through regulation, changes to lower efficiency refrigerants. <r>Nauticon products provide a cost effective alternative to the  less energy efficient air cooled condenser typically utilized on commercial roof top refrigeration and AC units at a cost effective price. </r> The industry faces serious changes for the first time in years due to energy and environmental concerns worldwide.

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market. There is minimal competition from any one manufacturer within the capacity range of evaporative condensers produced by PowerCold. Marketing of the Nauticon systems is focused primarily the mid-range, 40 to 250 ton systems because there is much less competition, a great advantage to Nauticon and its unique patented product. Direct competitive systems are marketed by some of the major competitors in the industry; large systems by Evapco and BAC, smaller systems by Recold.  These competitors are well established and have substantially greater financial and other resources. But no single manufacturer has combined all the features of the patented Nauticon unit which include condensing coils that continuously shed scale without the use of water treatment chemicals, lower water usage than competitive traditional constant water bleed systems through the use of programmed cycles that dump/flush the water sump and an enclosure constructed on non-metallic, corrosion resistant, high density molded polyethylene. The Nauticon units are low maintenance as the result of the self-cleaning features, chemically free sump water, dump/flush programming and corrosion resistant enclosure. The Company is very confident that its Nauticon™ products have many important advantages over competition.

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

PowerCold Corporation Form 10K/A - December 31, 2003

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. Significant industry vendor’s, including the large manufacturers such as Carrier, Trans and York, are well established and have substantially greater financial and other resource,but none has the all the specific patented features of the Nauticon unit incorporated into their chiller packages.

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

The dual use of the piping system provides cost effective, high quality, individual room temperature control to the hospitality industry without the use of through the wall compressors.  Guess rooms offer the precise comfort of a typical  four-pipe air conditioning/space heating system at a lower installed cost achieved through the dual purpose use of the fire sprinkler system to deliver chilled water and the domestic hot water system to deliver hot water for space heating to the fan coil units eliminating the need to install two additional pipes.  Installation and construction costs are not significantly higher than conventional through-the-window Position Terminal Air Conditioners (PTAC) units.  The PowerCold ComfortAir System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling. <r> PowerCold’s HVAC system provides energy saving and operating advantages through the integration of energy recovery and other technologies to increase efficiency and reduce operating costs. </r>

Competition - There is no competition from a one-source vendor for the specialized hospitality market to support a totally integrated HVAC system.  No one has a patented, integrated piping system combined with an evaporative chiller system which includes the patented Nauticon evaporative condenser.  The major industry vendor’s including the large manufacturers such as Carrier, Trane and York are well established and have substantially greater financial and other resources to produce a chiller system, but none produce and install a complete turn key HVAC system designed with a patented integrated piping system, the patented Nauticon evaporative condensers, and the unique design features of the EV Chill product.

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

Industry Competition- Competition in the industry is driven by product quality and performance.  Energy efficiency has become more prominent recently as minimum EER requirements have been legislated in some states and is under consideration by others.  The increasing cost of utility provided power reinforces the importance of energy efficiency in product selection.  As in almost all market segments price, service, product warranty, reliability and availability are factors in the competitive landscape. Product pricing is not a competitive advantage for PowerCold as many of PowerCold’s competitors are significantly larger and have greater resources.  Several of these larger competitors are Carrier, Trane and York.  PowerCold has focused on the Energy Efficiency and low maintenance aspects of its products as an advantage in the market for mid-range refrigeration and chiller systems in the 50 to 200 ton systems and turnkey HVAC systems using the integrated patented PowerCold technologies.

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

The Company owns no properties. Properties are leased on a short-term 3-5 year basis. Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company is aware of the growth potential of its operating facilities and is currently reviewing other offices and plant facilities near respective locations.

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND

RESULTS OF OPERATION

Forward-looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. <r> The factors that could cause actual results to differ materially include; interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.</r>

GENERAL FINANCIAL ACTIVITY

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

After reviewing the effects of bonding issues with general contractors for its large commercial design build projects, management is evaluating the potential benefits of establishing a self insuring independent sub-contracting bonding program for the additional revenue opportunity for the total turnkey trade installation. The general contractor bonding issues do not affect the Company’s sales and revenue projections for its patented HVAC 4-pipe system including the equipment for all large commercial building design build projects,

Because of management’s decision to further enhance the Nauticon evaporative condenser product line to greater capacity and efficiency during 2002, sales for Nauticon units have steadily increased during 2003.  Orders are expected to be over $250,000 for the first quarter 2004.  The Company is continuing to manufacture Nauticon units at the LaVernia plant, and anticipates additional manufacturing will be done at other sub-contracted plants. Gross profit margins have greatly improved due to increase in sales volume, and should improve with more efficient production of manufacturing and engineering design build projects.  Management believes that the Company is in position to generate substantial new business in 2004, producing greater revenues and profits.

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

PowerCold Corporation Form 10K/A - December 31, 2003

Liquidity and Capital Resources:  At December 31, 2003, the Company’s net working capital was less than its current liabilities and current assets exceeded current liabilities by $159,083.  Included in current liabilities was an advance of $417,236 from related parties and a short term loan of $300,000.  The Company raised $2.5 million in equity capital in 2003, and subsequently, the Company has received $1,650,000, as a cash bridge loan, in anticipation of securing a convertible interest bearing, Senior Debt Note for up to $10,000,000, pending final terms and conditions. The $300,000 short term loan was subsequently included in the bridge loan financing. The bridge loan is for a term of 120 days maturing between May 12, 2004 and June 28, 2004.  It bears no interest rate and is convertible at the option of the holder anytime before redemption at $1.50 per share into the Company’s common stock.  The bridge loanis comprised of $50,000 promissory note units with a warrant to purchase 10,000 shares of the Company’s common stock exercisable at $1.50 per share for a period of one year.  Upon placement of the anticipated Senior Debt offering the Bridge Loan offering will be redeemed with funds received.   Total assets increased 172.6% and stockholders equity increased nearly 99.9% for the year. Management believes that its working capital may not be totally sufficient to support its projected growth plans for the next few years if it does not raise additional financing. The Company is currently negotiating a combined equity and senior debt funding for up to $10 million at terms consistent with the best interest of the stockholder and the company’s future financial needs.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

The financial statements for 2003 and 2002 have been restated to correct an error, the recognition of a beneficial conversion feature of the convertible loans made to the Company in 2003 and 2002.  the effect of the restatement was to increase the paid-in capital, increase the net loss and increase the interest expense for 2003 and 2002.  See Note 21.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions.  During the year ended December 31, 2003, the Company determined that current year bad debt charges were covered by the previously recorded allowance.  <r>As of December 31, 2003, the Company’s management believed there were no uncollectible receivables and therefore no addition to the allowance account was deemed necessary at December 31, 2003. </r>

The Company’s policy is to accrue interest on trade receivables 30 days after invoice date.  A receivable is considered past due if payments have not been received by the Company for 90 days.  The Company endeavors to collect on its accounts or, if collection is unlikely, to repossess the related equipment.

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

December 31, 2003

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

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

During 2001, the Company’s investment in RPI decreased to less than 20% of RPI’s stock outstanding.  In view of the changed circumstances, the Company’s management elected to recognize its investment in RPI as available for sale securities.  As of December 31, 2001, the fair market value of these securities was $970,000.  At December 31, 2002, the fair market value of the securities was reduced to $38,800.  At December 31, 2003, the fair market value of the securities was reduced to $19,317. The reduction in the fair market value has not been recognized as other than temporary because, as a result of RPI’s merger into another company in 2003, there was insufficient time and information in the months following year end 2003 with which to appraise prospective expected volatility of the new investment holding.  This change in value has been recognized as other comprehensive loss in accordance with SFAS No. 115.

POWERCOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

NOTE 17 – RESTATEMENT OF PRIOR YEARS’ FINANCIAL STATEMENTS

<r>In accordance with generally accepted accounting principals, the financial results of the business segments discontinued (of TSI, CFTI and PSI) are reported as discontinued operations The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of TSI in 2003.  Condensed results of discontinued segments are as follows: </r>

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

The fair market value of the stock at the date of the convertible debt issue in 2003 and 2002 was $1.39 and $1.61 per share, respectively.

	2003	2002
Debt at year-end	$ 220,566	$ 196,760
Conversion at 50% of fair market value at date of issuance of convertible debt	0.695	0.805
Number of convertible shares deemed converted	317,361	244,422

At the average of 50% of fair market value
Conversion of 2002 debt 1.61-.81=.80		0.80
conversion of 2003 debt 1.39-.70=.69	0.69
Value of the beneficial conversion	$ 218,979	$ 195,537

PowerCold Corporation Form 10K/A - December 31, 2003

<r>

ITEM 9.    CONTROLS AND PROCEDURES.</r>

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

 PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

(4)

Director

(5)

Executive Officer

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

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
(32)(i) Certification of Francis L. Simola
(32)(ii) Certification of Joseph C. Cahill

(b)

Reports on Form 8-K:

8 -K  June 1, 2003

New Directors

8 -K  June 13, 2003

Private Placement

PowerCold Corporation Form 10K/A - December 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

By:  /s/ Francis L. Simola

Francis L. Simola

President and Chief Executive Officer

Dated:  November 10, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated:  November 10, 2004

By:  /s/  Joseph C. Cahill

Joseph C. Cahill

Director and Secretary

Chief Financial Officer

Dated:  November 10, 2004

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated:  November 10, 2004

By:  /s/  Grayling Hofer

Grayling Hofer

Treasurer

Chief Accounting Officer

Dated:  November 10, 2004