Form 10-Q
period 2004-09-30
POWERCOLD CORP
filed 2004-11-15
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 22,564,337 shares outstanding at September 30, 2004.

SEC 1296 (1-04)  Potential persons who are required to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB number.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

SEPTEMBER 30, 2004

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

Financial Condition and Results of Operations.

12

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

19

Item 4.

Controls and Procedures.

19

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

21

Item 2.

Changes in Securities.

22

Item 3.

Defaults Upon Senior Securities.

22

Item 4.

Submission of Matters to a Vote of Security Holders.

22

Item 5.

Other Information.

22

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

23

Certifications

24

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION CONSOLATATED BALANCE SHEET
	September 30	December 31,	December 31,
	2004	2003	2002
	(Unaudited)

CURRENT ASSETS
Cash	$1,473,411	$374,678	$88,613
Trade accounts receivable, net of allowance	6,905,932	2,388,495	296,179
Costs and estimated earnings in excess
on contracts in progress	0	245,535	0
Inventory	116,429	11,156	180,433
Prepaid expenses	213,307	100,118	3,875
Total Current Assets	8,709,079	3,119,982	569,100

Property and equipment, net	361,363	135,858	130,598
Patent rights and related technology, net	1,030,555	1,306,731	926,716
Securities available for sale	0	19,317	38,800
Deposits	10,828	10,828	5,661
Total Other Assets	1,402,747	1,472,734	1,101,775
		0	13,675

TOTAL ASSETS	$10,111,827	$4,592,716	$1,684,550

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,287,216	$1,253,030	$335,250
Billings in excess of costs and estimated earnings
on contracts in progress	2,168,509	947,807	0
Commissions and royalty payable	0	8,180	55,066
Accounts payable, related party	334,354	417,236	196,760
Current portion of Notes Payable	1,333,333
Convertible debt, net of discounts	0	334,014	34,014
Current portion of capital lease payable	0	630	3,321
Total Current Liabilities	6,123,412	2,960,897	624,411
CAPITAL LEASE PAYABLE, net of current portion	0	0	600
NOTES PAYABLE, net of current portion	3,148,051
COMMITMENTS AND CONTINGENCIES	69,417	69,417	277,903

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	0	0	0
Common stock, $0.001 par value; 200,000,000 shares authorized,
22,564,337, 21,576,750 and 18,442,066, shares issued
and outstanding, respectively	22,565	21,577	18,442
Additional paid-in capital	18,074,591	17,210,471	13,840,318
Stock options and warrants	898,213	588,507	504,998
Accumulated deficit	(18,155,005)	(16,277,470)	(13,620,922)
Accumulated other comprehensive income	0	19,317	38,800
Total Stockholders' Equity	840,361	1,562,402	781,636

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$10,111,827	$4,592,716	$1,684,550

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2004
	Three Months Ended September 30
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Contracts including equipment	$2,540,666	0	0
Equipment	205,424	2,139,794	460,459
Total Revenues	2,746,090	2,139,794	460,459

COST OF REVENUES
Direct labor and equipment-contracts	2,309,337	-	-
Direct labor and material-equipment	0	1,355,750	334,349
Warranty expense	0	-	-
Manufacturing supplies	0	-	-
Shipping and handling	0	-	-
Total Cost of Revenues	2,309,337	1,355,750	334,349

GROSS PROFIT	436,753	784,044	126,110

OPERATING EXPENSES
Sales, marketing and advertising	149,463	182,707	166,211
General and administrative	565,272	522,555	813,063
Research and development	0	-	-
Bad debt	250,000	-	-
Depreciation and amortization	29,986	24,985	18,930
Total Operating Expenses	994,722	730,247	998,204

INCOME (LOSS) FROM OPERATIONS	(557,969)	53,797	(872,904)

OTHER INCOME (EXPENSES)
Interest income	4,033	944	0
Interest and financing expense	(2,211)	(1,121)	(2,764)
Inventory impairment	0	0	(143,742)
Other income (expense)	4,049	233,139	0
Total Other Income (Expenses)	5,871	232,962	(146,506)

INCOME (LOSS) BEFORE INCOME TAX	(552,098)	286,759	(1,018,600)

INCOME TAX EXPENSE	0	0	0

INCOME (LOSS) FROM CONTINUING OPERATIONS	(552,098)	286,759	(1,018,600)

LOSS FROM DISCONTINUED OPEATIONS	0	0	0

NET INCOME (LOSS)	(552,098)	286,759	(1,018,600)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(0)	0	(212,400)

COMPREHENSIVE INCOME (LOSS)	$(552,098)	286,759	(1,231,000)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.03)	(0.01)	(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,754,805	19,202,066	16,281,220

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2004

	Nine Months Ended September 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Contracts including equipment	$7,348,302	0	0
Equipment		5,373,354	1,306,949
Total Revenues	7,348,302	5,373,354	1,306,949
COST OF REVENUES
Direct labor and equipment-contracts	5,750,312	-	-
Direct labor and material-equipment	0	4,033,600	945,358
Warranty expense	0	-	-
Manufacturing supplies	0	-	-
Shipping and handling	0	-	-
Total Cost of Revenues	5,750,312	4,033,600	945,358
GROSS PROFIT	1,597,990	1,399,754	361,591

OPERATING EXPENSES
Sales, marketing and advertising	675,915	500,164	473,292
General and administrative	2,165,718	1,594,923	2,183,807
Research and development	0	-	-
Bad debt	250,000	-	-
Depreciation and amortization	82,355	74,955	63,105
Total Operating Expenses	3,173,988	2,170,042	2,720,204

LOSS FROM OPERATIONS	(1,575,998)	(830,288)	(2,358,613)

OTHER INCOME (EXPENSES)
Royalty income	0	0	0
Interest income	4,500	1,063	0
Interest and financing expense	(311,460)	(2,316)	(4,649)
Inventory impairment	0	0	(143,742)
Gain from closure of a segment	0	233,139	0
Other income (expense)	5,423	196,324	0
Total Other Income (Expenses)	(301,537)	428,210	(148,391)

LOSS BEFORE INCOME TAX	(1,877,535)	(402,078)	(2,507,004)

INCOME TAX EXPENSE	0	0	0

LOSS FROM CONTINUING OPERATIONS	(1,877,535)	(402,078)	(2,507,004)

LOSS FROM DISCONTINUED OPEATIONS	0	0	(667,723)

NET LOSS	(1,877,535)	(402,078)	(3,174,727)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(0)	(19,483)	(581,000)

COMPREHENSIVE LOSS	$(1,877,535)	(421,561)	(3,755,727)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.09)	(0.02)	(0.23)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,754,805	19,102,066	16,268,893

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2004
	Nine Months Ended September 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,877,535)	$(402,078)	(3,174,677)
Loss from discontinued operations	0	0	667,673
Net loss from continuing operations	(1,877,535)	(402,078)	(2,507,004)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	82,355	74,955	63,105
Impairment of goodwill	0	16,866	0
Forgiveness of debt	0	(196,324)	0
Bad debt expense	250,000	0	194,155
Impairment of inventory	0	0	143,742
Issuance of common stock for services	112,250	145,800	378,750
Issuance of common stock for compensation	0	0	30,000
Settlement of commitments and contingencies	0	0	(18,480)
Warrants issued for interest	309,706	0	0
(Increase) decrease in assets:	76,000
Accounts receivable	(4,767,437)	(3,512,835)	(466,578)
Costs in excess of billings	245,535	0	0
Receivable from related party	0	0	(1,686)
Inventories	(105,273)	(53,145)	(66,384)
Prepaid expenses	(113,189)	2,802	16,750
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,034,186	2,766,076	276,019
Accounts payable, related party	(0)	0	0
Deferred revenue	0	0	0
Billings in excess of costs	1,220,702	0	0
Commissions payable	0	(34,060)	0
Net cash used in operating activities	(3,532,700)	(1,149,943)	(1,957,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	0	(91,196)	3,309
Purchase of property and equipment	(307,861)	(5,416)	(7,234)
Paid royalties	(8,180)	0	(400,000)
Acquisition of subsidiary	0	0	(65,000)
Investment in discontinued operations	0	0	18,284
Net cash used in investing activities	(316,041)	(96,612)	(450,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(630)	(1,195)	(3,604)
Proceeds from issuance of shares under private placement	800,309	2,287,078	2,131,162
Loans, related party, net	(210,704)	(104,554)	0
Proceeds from short-term borrowings	4,358,500	5,000	0
Proceeds from convertible debt issuance	4,947,475	0
Repayment of short term borrowing	(0)	0	(2,315)
Financing activities provided by closed segment	0	(222,342)
Net cash provided by financing activities	4,947,475	1,958,987	2,125,243

Net increase (decrease) in cash	1,098,734	712,432	(283,045)
Cash at beginning of year	374,678	93,372	290,174
Cash at end of year	$1,473,412	$805,804	7,129

See accompanying condensed notes.

POWERCOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2004 (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$0	$2,316	$0
Income taxes paid		$0	$0	$0

NON-CASH TRANSACTIONS:
Unrealized gain (loss) on securities available for sale		$(0)	$(19,438)	$(581,000)
Issuance of common stock for prepaid services and compensation	$		$187,800	$408,750
Issuance of common stock for debt		$100,000	$0	$0
Issuance of common stock for compensation		$0	$0	$208,750
Issuance of common stock for acquisition		$0	$0	$200,000
Issuance of common stock for services		$112,250	$145,800	$408,750
Stock rescinded in disposition		$0	$0	$(175,000)
Inventory exchanged for chiller technology		$0	$460,000	$0
Commissions, accounts payable and commitment and contingencies forgiven		$0	$196,324	$0
Warrants issued for interest		$309,706	$0	$0

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

September 30, 2004

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

NOTE  2- CONTRACTS IN PROGRESS

For the nine months ended September 30, 2004 contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract Revenues	Contract Cost	Gross Profit
Total activity	$ 7,348,302	$5,750,312	$1,597,990

Contracts completed during the nine month period	$ 1,735,491	$507,629	$1,227,862

Contracts in progress at September 30, 2004	$ 5,612,811	$ 5,242,683	$ 370,128

Contracts in progress as of September 30, 2004 were as follows:

Cumulative costs to date

$5,242,683

Cumulative gross profit to date

370,128

Cumulative revenue earned

5,612,811

Less progress billings to date

3,444,302

Net over billings

$2,168,509

The following is included in the accompanying balance sheet under these captions as of September 30, 2004:

Costs and estimated earnings on contracts in

  progress in excess of billings

$-0-

Billings in excess of costs and estimated earnings

   on contracts in progress net over billings

$2,168,509

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

September 30, 2004

NOTE  3 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the three months ended September 30, 2004, the Company granted 461,111 common stock options for Company employees with an exercise price of $1.65 per share that expire July 30, 2009 and 25,000 common stock options for Company employees with an exercise price of $1.50 per share that expire on September 1, 2007.

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

	Nine Months Ended September 30, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
Net loss as reported	$(1877,535)	$	(2,656,548)	$	(4,291,443)
Adjustment required by SFAS 123	(232,008)		(492,597)		(553,975)
Pro forma net loss	$(1,240,987)	$	(3,149,145)	$	(4,845,418)
Pro forma net loss per share, basic and diluted	$(0.06)		$(0.16)		$(0.28)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2001	3,680,058	0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,083,391	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding at December 31, 2003	4,039,783	1.16
Granted	813,299	1.91
Exercised	(210,000)	1.00
Rescinded or expired	(400,000)	1.02
Outstanding at September 30, 2004
Exercisable at September 30, 2004	4,243,082	$1.32

Weighted average fair value of options granted during 2004		$0.95

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

September 30, 2004

NOTE  4  -  COMMON STOCK

During the three months ended September 30, 2004, the Company issued, 196,545 common stock shares; 90,295 shares of common stock at $1.66 per share for the conversion of debt in the amount of $150,000; 81,250 shares for a single investor at $1.60 per share valued at $130,000 for private placement; and 25,000 shares at $1.50 per share valued at $37,500 for a partial patent acquisition.

NOTE  5 -  WARRANTS

During the three months ended September 30, 2004, the Company issued 300,000 common stock warrants exercisable at $1.87 per share, for three years from date of issuance consideration for investment banking services.  The warrants expire on August 30, 2007.  The company issued 615,000 warrants to purchase common stock on July 29, 2004 in connection with a 5,000,000 convertible debt funding.  The warrants have a three year term and expire July 29, 2007.  The exercise price is $2.63 for 300,000 warrants to purchase common stock and $3.07 for 315,000 warrants to purchase common stock.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation.  The following assumptions were made in estimating fair value:  risk-free interest of 4%, volatility of 75%, expected life of one and five years and no expected dividends.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

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

GENERAL FINANCIAL ACTIVITY

PowerCold Corporation, (PowerCold)® (OTCBB: PWCL), designs, develops and markets energy efficient heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are two of the more energy intensive operational costs many businesses face.   Increasing power costs and clean air regulations have prompted corporations of all sizes to focus both on energy savings and indoor air quality.  PowerCold's proprietary products are designed to provide a clean comfort air environment and reduce power costs through the use of energy efficient equipment.

PowerCold operations include four wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey energy efficient HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings. There are two operating divisions of PCS; Applied Building Technology (ABT) supports related engineering and design build HVAC applications and PowerCold Energy Systems (PES) which supports related energy products including generators and engine driven chillers. PowerCold Technology LLC, (PCT) licenses technology and intellectual property to third party entities on a non-exclusive basis.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products.

The Company derives its revenues from four principal product line applications:  The first is proprietary applications for the HVAC industry which includes a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and packaging of custom chiller systems for the HVAC and refrigeration industry. The fourth is energy products including generators, engine driven chillers and engineering services.

Subsidiary Companies:

PowerCold Products, Inc. – PowerCold Products (PCP) provides product research and development, engineering and manufacturing of patented evaporative condensers and heat exchange systems for the heating, ventilation and air condition (HVAC) and refrigeration industry.  PCP supports the Company’s Nauticon® and EV Chill™ product lines with engineering design and packaging for its products.  PCP also supports custom refrigeration systems by designing, engineering and packaging special customer orders.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

The Nauticon patented products are simple to manufacture.  They are used for evaporative condensers, fluid coolers, sub-coolers, commercial and industrial refrigeration system components, and custom refrigeration products for commercial and industrial applications.  Nauticon products can reduce power cost for air condition and refrigeration applications by up to 40%% when used as a replacement for air cooled condensers.  The efficiency of water cooled condenser technology is well understood in the industry and is the preferred method in large central chiller plants reducing kW per ton of cooling for chilled water air conditioning from a typical 1.08 kW/ton at a suction temperature of 45 F and condensing temperature of 130 F for air cooled condensers to 0.67 kW/ton at a suction temperature of 45 F and condensing temperature of 95 F for evaporative (water) cooled condenser, a 38% reduction in kW demand .  PowerCold has continued to invest in and improve the Nauticon product line, expanding its product offerings ranging from a single 10-ton unit up to 300-ton or more multi-unit systems. The company has three patents related to the Nauticon product line.

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

In December 2000, PowerCold acquired the technology rights, patent rights, and a license agreement for integrated piping technology for a heating and air conditioning system. This acquisition gave the Company exclusive, non-transferable United States transfer rights to the technology and all related assets. In 2003, PowerCold filed for its own, exclusive, enhanced related patent, Environmental Air Treatment System, for worldwide use that supports all of the Company’s HVAC technology including desiccant and solar energy systems.

The design build approach continues to grow in popularity within the construction industry and is expected to become the predominant method of project delivery for PowerCold ComfortAir Solution, Inc. by 2005.  In January 2004, the Company set up a National Contractors Alliance (NCA) program to provide additional revenue opportunities as the design build program gains momentum with its new alliance partners.  The NCA is a turnkey design build program that brings together a nationwide network of contractors, engineers, architects, subcontractors and equipment suppliers to design, build, and equip facilities with the Company’s proprietary HVAC systems.  The turnkey design build approach offers a cooperative project management approach that can minimize cost overruns and delays.

PCS expects significant growth to come from this multi-market channel once the national account agrees to use PowerCold’s system in both new and existing locations. The Company currently has installed seventeen of the large building systems in three major hotel chains and various extended care facilities and has installed over thirty retail national chain accounts in the U.S.

Applied Building Technology - In August 2002, the Company acquired all the assets of Applied Building Technology, a supplier of complete standardized heating, ventilation and air conditioning packages for commercial buildings.  This new acquisition gives the Company a major entrée into the vast market for small commercial HVAC systems for national chain accounts.  Increasing power costs and clean air regulations have motivated corporate management with chain store operations to focus on energy savings and indoor air quality.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

The company introduced two new applications to support the national chain store business: The BreezeMaster system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This product is designed for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is the new proprietary DesertMaster energy exchange fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from building and fresh air 24 hours per day seven days per week.  The DesertMaster energy recovery and desiccant system, can reduce the required capacity of the air conditioning equipment by approximately 20% by transferring the latent cooling load to the desiccant system.  Latent cooling involves removing the moisture from the air by cooling below the dew point.  The dehumidified air may be uncomfortably cool and have to be reheated before it is returned the space being cooled.

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

The installation of combined heat and power (CHP) technology has grown in use over the last ten years. The technology and intellectual property acquired by the Company will enhance the Company’s ability to offer customers complete packaged solutions for their HVAC and power generation needs.  The engine driven chillers include standard and custom packaging of natural gas, electric and diesel-fueled engine driven chillers used for HVAC system applications.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

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

Products:

Nauticon Evaporative Condensers - The Company envisions worldwide market demand for its proprietary evaporative condensing systems used in air conditioning systems. The Nauticon patented products are simple to manufacture. They are used for evaporative condensers, fluid coolers, sub-coolers, refrigeration system components and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% compared to typical, standard air cooled condensers utilized on many refrigeration and air conditioning systems smaller than 200 ton capacity.  Nauticon evaporative condenser units have beneficial features; they are free of water treatment chemicals, have self-cleaning coils that shed scale and are low-maintenance. Nauticon’s primary advantage is energy savings, yielding EER ratings as high as 18 even as the industry, through regulation, changes to lower efficiency refrigerants. Nauticon products could revolutionize the refrigeration industry by providing a cost effective alternative to the much less efficient air cooled condenser typically utilized on commercial roof top refrigeration and AC units. The industry faces serious changes for the first time in years due to energy and environmental concerns worldwide.

HVAC Systems – PowerCold owns the exclusive U.S. technology rights for an integrated piping technology system for heating, ventilating and air conditioning systems (HVAC). The significant feature of the patented HVAC system is the use of the existing pipes, as the delivery system, to provide hot and chilled water to individual fan coil units. The proprietary technology is designed to utilize the fire sprinkler piping to circulate the cooling water around the building.  In addition, the domestic hot water lines also distribute heating energy.

The dual use of the piping systems provide cost effective heating and cooling from a central system with compressor-free guest rooms for the hospitality industry.  The PowerCold ComfortAir system provides the precise comfort control of four-pipe air conditioning at a lower capital cost.  Guess rooms offer the precise comfort of a typical  four-pipe air conditioning/space heating system at a lower installed cost achieved through the dual purpose use of the fire sprinkler system to deliver chilled water and the domestic hot water system to deliver hot water for space heating to the fan coil units eliminating the need to install two additional pipes. Installation and construction costs are comparable to conventional through-the-window Package Terminal Air Conditioners (PTAC) units.  The PowerCold ComfortAir System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling. PowerCold’s HVAC system provides energy saving and operating advantages through the integration of energy recovery and other technologies to increase efficiency and reduce operating costs.

PowerCold’s Energy Efficient HVAC and Refrigeration Technologies Can Significantly Cut Peak Power Demand and Costs:  Deregulated electricity during the hot summer peak-power-demand-days can cost 10-100 times more than normal. Commercial customers’ demand-surcharges, which are based on their peak-power usage during the 20-30 days per year when temperatures soar to 95° + F, can represent 30-50% of their total electric bill in some parts of the country. Consequently, reducing peak power demand during these few days could significantly reduce or eliminate surcharge costs.  Commercial air conditioning and refrigeration (accounting for $7 billion of 2000’s $37 billion in peak-power demand costs) are the Company’s initial target markets. America is well entrenched with air condition and refrigeration systems, but there is a great niche market for the Company's evaporative condensers and chiller products. PowerCold and its related entities have the refrigeration engineering expertise and new products to reduce energy costs for an industry that hasn't seen many changes in the last 50 - 60 years.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

Significant Events During Third Quarter 2004:

Largo, FL, July 22, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today that it has received up to a $25 Million financing program from a major commercial mortgage corporation. The finance program provides PowerCold and its customers a stable funding source for its patented energy saving HVAC systems.  The new financing program is effective immediately and will be used primarily by PowerCold ComfortAir Solutions, Inc., a PowerCold company, for its commercial customers that include the hospitality, healthcare, leisure, and retail industries.

Largo, FL, July 27, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today that PowerCold ComfortAir Solutions, Inc. (PCS) has been awarded over $2 Million in HVAC design and controls contracts for retail and commercial projects.

BACnet technology integration provides PowerCold new building automation systems that will generate additional revenues following its recent introduction into the digital controls market.

PowerCold recently received new controls purchase orders from two major healthcare groups in Florida. The Company also received contracts for a number of restaurant chains including Dunkin’ Donuts, Krispy Kreme Doughnuts, and Whataburger.  Other retail chain contracts include Advanced Auto Parts, Eckerd Drugs, Walgreen’s, J & B Carpet Warehouse, and Lake Sumter Community College. Additionally, PowerCold has a contract with Hill York Corporation to provide plastic fluid coolers.

PCS President Robert Yoho, commented, “The ability to integrate products and systems from different providers gives owners great flexibility.  They can competitively bid new projects and retrofits, and select the manufacturers that meet the requirements of the project at the best price.  It allows them to expand their systems, and mix and match equipment to fit their HVAC needs for the present and future.  With the introduction of BACnet technology into the Company’s product line, PowerCold has strategically positioned itself for substantial market gains in the hospitality, healthcare, leisure and retail industries.”

PowerCold® recently signed a distribution agreement with controls manufacturer OEMctrl™.  OEMctrl provides Direct Digital Control (DDC) hardware and software, and specializes in custom configurable controllers that “speak” BACnet, the dominant building automation control language in the HVAC industry.  BACnet, which stands for Building Automation and Control network is used for a variety of building automation systems, including HVAC and IAQ, security and fire safety, lighting, and energy management. BACnet technology saves money by allowing central management, control, monitoring, and system optimization within a building and/or over the Internet.

LaVernia, TX, August 02, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today that it has secured a $5 million financing facility with Laurus Master Fund, Ltd. (“Laurus Funds”) to primarily support the growth of the Company.

PowerCold® has authorized the sale of a three year $5 million Secured Convertible Term Note to Laurus that is payable in cash or convertible into shares of the Company's common stock.  Amortizing payments of the Note will begin on February 1, 2005.  The monthly interest rate is prime rate plus one per cent and shall not be less than five percent and no more than eight percent.  The initial fixed conversion price of $1.87 per share is equal to 107% of the average closing price for the twenty-two trading days prior to the date of the Note.

In connection with the purchase of the Note, the Company issued a Common Stock Purchase Warrant that provides for the purchase of up to 615,000 shares of Common Stock, at the exercise price of $2.63 for 300,000 shares and $3.07 for 315,000 shares until July 29, 2007.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

Largo, FL, August 18, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today the signing of a five-year strategic alliance with Munters Commercial Dehumidification Division for the marketing and sale of commercial HVAC dehumidification packages.   Under the terms of the agreement, PowerCold will market Munters’ Humidity Control Units (HCUs) with its HVAC systems. Munters will support the relationship with promotional literature, technical specifications, performance software, and support services.

The agreement represents the next step in an expanding relationship between PowerCold and Munters.  The two companies have worked together for over a year to target a number of national hotel, restaurant and retail chains for joint marketing efforts that are expected to generate substantial revenues over the next five years.

LARGO, FL, SEPTEMBER 9, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today that its wholly-owned subsidiary, PowerCold ComfortAir Solutions, Inc. has signed a five-year sales and marketing agreement with the Unitary Products Group of YORK International Corporation (NYSE:YRK).  PowerCold® will use and promote YORK® commercial HVAC products with its central HVAC system packages.  YORK® is supporting the relationship promoting PowerCold® systems with joint sales calls, promotional literature and product specs, performance software, and plant tours.

The joint marketing efforts will target a number of specific customers and accounts including hotels, restaurants, healthcare facilities, and pharmacies. PowerCold anticipates that the joint sales efforts will create $50 million in new revenue over the next five years.

Largo, FL, September 27, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today that its wholly-owned subsidiary, PowerCold ComfortAir Solutions, Inc. has partnered with the Halton Company to provide an innovative HVAC kitchen system that features Halton’s commercial kitchen ventilation systems and PowerCold’s energy efficient HVAC systems. Together these integrated systems reduce energy and maintenance costs and provide individual humidity and temperature control of the entire kitchen space.

Largo, FL. September 28, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today that its wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc. has entered into a marketing agreement with an international hospitality company.  Under the terms of the agreement, PowerCold® will provide the engineering design, equipment, and installation of its proprietary HVAC plumbing and fire sprinkler systems for the Company’s major U.S. hotel chains.

With the signing of the agreement, PowerCold joins an exclusive group of hospitality industry suppliers who were selected for their product quality, service value, and ability to deliver on time.  This agreement effectively positions PowerCold for major long-term growth and underscores the Company’s commitment to providing its customers with energy efficient, high quality HVAC products.

Subsequent Events:

Largo, FL, October 20, 2004 – PowerCold Corporation (OTCBB:PWCL) announced today that it has been selected by another major hotel chain as an approved vendor for PowerCold ComfortAir Solutions central HVAC system.   The preeminent international hospitality company develops, owns and manages, or franchises over 2,000 hotels.   PowerCold’s patented HVAC system was selected for its  energy efficient design and equipment that provides guest rooms with clean fresh air and reduces operating costs.

This is the second major hospitality company to approve the use of PowerCold’s proprietary central HVAC system.  A September 28, 2004 news release stated that PowerCold® entered into a marketing agreement with an international hospitality company, whereas PowerCold® will provide the engineering design, equipment, and installation of its proprietary HVAC system for the Company’s major U.S. hotel chains.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

RESULTS OF OPERATIONS – Third Quarter 2004

The Company's Consolidated Statement of Operations for the third quarter ended September 30, 2004 compared to the third quarter ended September 30, 2003:

Total Revenue for the three-month period ended September 30, 2004 increased 28.4% to $2,747,465 from $2,139,794 for the same quarter the prior year, and for the nine-month period ended September 30, 2004 increased 36.8% to $7,348,302 from $5,373,354 for the same period the prior year.

Operating Loss for the three-month period ended September 30, 2004 increased $605,894, to ($552,098) from a prior period operating income gain of $53,797, and for the nine-month period ended September 30, 2004 increased 96.90% to ($1,575,998) from ($803,288) for the same period the prior year.

Net Loss for the three-month period ended September 30, 2004 increased to ($552,098) from a prior period gain of $286,759 for the same quarter the prior year, and for the nine-month period ended September 30, 2004 increased 367% to ($1,877.535) from ($402,078) for the same period the prior year.  Net Operating Losses from continuing operations included charges of $250,000 for the quarter and $559,249 for the nine months ended September 30, 2004 for debt funding services and bad debt. It is expected that quarter operating losses will continue to decline as revenue increases and operating expenses remain stable.

Net Loss Per Share for the three-month period ended September 30, 2004 increased to ($0.03) from ($0.01) for the same quarter the prior year, and for the nine-month period ended September 30, 2004 increased to ($0.09) from ($0.02) for the same period the prior year. Net loss per share was based on weighted average number of shares of 22,184,710 for the three-month period ended September 30, 2004 and 19,102,066 for the three month period ended September 30, 2003.

The Company’s sales and revenue continue to grow through the nine month period in 2004.  Total revenue of $7,348,302 for the nine months ended through September 30, 2004 exceeded the total annual revenue of $4,070,476 for 2003 and $1,505,890 for 2002.  The Company anticipates new contracts to exceed $5 million through the fourth quarter 2004 and has over $38 million in proposals in process with various national account customers.   The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of four new chains.

PowerCold Products production facility has continued to improve its operations with an emphasis on cost reduction programs and new sales initiatives focused on volume markets for Fluid Coolers and Evaporative Condensers.  Major new engineering and marketing programs related to the new plastic products have been implemented with direct emphasis on OEM companies. Newly designed fluid coolers that use DuPont’s Caltrel® plastic tubing have been shipped to a national restaurant chain and to several large fluid cooler OEM.   Some of the value and benefits of the new plastic tubing to OEM companies are: improved coil scale shedding over copper tubing, superior corrosion resistance of the coil compared to copper construction, lower water usage, and lower maintenance cost.

Operating expenses increased slightly  to $994,772 for the quarter and for the nine months increased to $3,173,988.  Operating expenses increased primarily due to, additional accounting and legal expense related to new financing, stock registrations, funding and the defense of two lawsuits as compared to the prior year nine month period.  General administrative costs increased due to accruals for bad debt and warranty reserve for  over $290,000.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

The Company's Consolidated Balance Sheet as of the third quarter ended September 30, 2004 compared to year ending December 31, 2003:

Total current assets increased 179.1% to $8,709,079 for the third quarter ended September 30, 2004 compared to $3,119,982 for the year ending December 31, 2003.  Total assets increased 120.2% to $10,111,827 for the third quarter ended September 30, 2004 compared to $4,592,716 for the year ending December 31, 2003.  Total Current Liabilities increased 106.8% to $6,123,412 for the third quarter ended September 30, 2004 compared to $2,960,897 for the year ending December 31, 2003. Total stockholders' equity decreased 46.2% to $840,361 for the third quarter ended September 30, 2004 compared to $1,562,402 for the year ending December 31, 2003.

The increase in assets was mainly due to cash from the convertible debt funding and the rise of Accounts Receivable primarily from large design projects. Accounts Receivable currently exceeds Accounts Payable and Billings in excess of costs and estimated earnings on contracts in progress by $2,450,207 and has increased by $1,921,052 from the previous quarterly reporting period on $2,746,090 in third quarter revenue.  Inventory decreased by $18,916 in the same time period.  Accounts Payable increased by $1,084,591 from the end of the previous quarter in part as a result of several new contracts and orders from chain stores. The substantial increase in receivables has put significant pressure upon the cash flow. A substantial reduction in long term Accounts Receivables and increased cash flow from completed installations is expected in the first quarter of 2005.  The increase in liabilities since December 31, 2003 was mainly due to the increase in payables related to hospitality contracts and to a lesser extent the increase in Billings in Excess of Costs and Estimated Earnings on Contracts in Progress by $280,389 at the end of Q3.  Commitments and contingencies of $69,417 are from old outstanding accounts payable from the previous RealCold Products and Nauticon operations.  Management believes that these contingency debts will be written off over time.

During the three months ended September 30, 2004, the Company issued, 196,545 common stock shares; 90,295 shares of common stock at a price of $1.66 per share for the conversion of debt in the amount of $150,000;  81,250 shares at a price of $1.60 per share valued at $130,000 for private placement; and 25,000 shares at $1.50 per share valued at $37,500 for a partial patent acquisition.

During the three months ended September 30, 2004, the Company granted 461,111 common stock options for Company employees with an exercise price of $1.65 per share expires July 30, 2009.

Liquidity and Capital Resources:  At September 30, 2004, the Company’s working capital increased to $2,585,667 from a $159,083 position at December 31, 2003 as a result of the cash from the convertible debt funding on July 29, 2004 and higher accounts receivable during the third quarter.  Cash increased from $374,678 at year-end to $1,473,411 as of September 30, 2004.  Inventory movement decreased to $116,429 from the previous quarter but was up 944% from prior year end due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.  Record quarterly sales drove accounts receivable to new levels.

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company.  At September 30, 2004, intangible assets comprised 10% of the Company's total assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  Management believes that its working capital is sufficient to support its growth plans for 2004.  The Company recently became the beneficiary of up to a $25 Million financing program from a major commercial mortgage corporation, which provides the Company and its customers a leasing credit facility.  And the Company also recently received $5 million in convertible debt financing on July 30, 2004.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

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

September 30, 2004

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

September 30, 2004

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Two Company subsidiaries, PowerCold Products, Inc. and PowerCold ComfortAir Solutions, Inc. f/k/a Ultimate Comfort Systems Inc., as Third-Party Defendants, are involved in a multi third-party law-suit, ERA Refrigeration Company, Inc., Plaintiff vs. Nicholas Ladopoulos, et al., Defandants, and Yahara Crossing, LLC; Windsor Commons, LLC; Progressive Designs, LLC; All Star Properties, Third Party Plaintiffs vs. Steve Clark, PowerCold Products, Inc., Total Comfort Solutions, Inc. and PowerCold ComfortAir Solutions, Inc   relating to a 1999 third-party design of two HVAC systems; this installation was inherited by PowerCold ComfortAir Solutions and chiller equipment manufactured by PowerCold Products, Inc. and installed by a local third-party mechanical contractor. Third–Party Plaintiffs are asking for a full refund of the contract purchase price.  The suite was filed with the court on February 2, 2004. The Plaintiff did not purchase the equipment from PowerCold or any of its subsidiary companies.  In the Company’s opinion the system design by others and not the equipment provided by PowerCold to other third party defendants is at fault. Lawsuit Case Code No. 03-CV-3452, Case Code: 30301, Dane County, Wisconsin, Circuit Court Branch 9. As of November 8, 2004 the primary defendant, and all four third party defendants have agreed in principal to settle in full for $93,000.  The percentage share of each defendant is in negotiations.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

A Company subsidiary, PowerCold ComfortAir Solutions, Inc., is a Defendant in a law-suit for certain fees claimed in the amount of $16,170.00 by the Plaintiff (Big Sky Plumbing & Heating vs. PowerCold ComfortAir Solutions, Inc and Ultimate Comfort Solutions), a local mechanical contractor, for installation of a third party designed cooling system, which the Defendant states are not acceptable. Big Sky Plumbing & Heating submitted invoices to PowerCold ComfortAir Solutions in excess of the $4,000 authorized for services performed.  The suite was filed on March 30, 2004.  PowerCold has made an offer to settle for only the services authorized.  PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. .  A jury trial date has been set for December 12, 2005 with a pretrial court ordered settlement conference, with a neutral third party settlement master, no later than May 13, 2005.  Lawsuit Cause No. ADV-2004-151, Montana First Judicial District Court, Lewis & Clark County.

PowerCold  ComfortAir Solutions, Inc, filed suit against Compass Group, et al (a General Contractor) in St. Johns County, Florida – Case No.CA04-525 on October 11, 2004; for damages and attorney’s fees.  In addition PowerCold has placed a construction lien on the property seeking payment of $91,675.80 in unpaid and past due receivables.

PowerCold ComfortAir Solutions, Inc., filed suit against Takagi USA, Inc. for damages related to defective products sold to PowerCold ComfortAir Solutions, Inc. in Circuit Court in Pinellas County, Florida – Case No. 04-7819-CI-13 on November 2, 2004 for damages in excess of $160,000 and attorney’s fee.

It is the opinion of management that these two matters in which PowerCold is a defendant will not have any major material adverse effect on the Company as third party engineering designs are deemed by the Company to be the cause of the problems and not the equipment provided by the PowerCold.

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

(b)   Reports on Form 8-K relating to the quarter ended; (Subsequently to September 30, 2004)

8 -K  July 30, 2004   -   $5 Million Financial Deal

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: November 13, 2004