Form 10-K/A
period 2003-12-31
POWERCOLD CORP
filed 2005-01-12
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2006 Estimated average burden hours per response: 1,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number  000-30709

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   21,576,750. as of December 31, 2003.

Documents Incorporated by Reference:  None

SEC 1673 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PowerCold Corporation Form 10K/A - December 31, 2003

INDEX

PART I

Page

Item 1.

Business

3

Item 2.

Property

15

Item 3.

Legal Proceedings

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

15

Item 6.

Selected Financial Data

16

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

17

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

32

Item 8.

Financial Statements

35

Item 9

Controls and Procedures

64

PART III

Item 10.

Directors and Executive Officers of the Registrant

64

Item 11.

Executive Compensation

65

Item 12.

Security Ownership of Certain Beneficial Owners and Management

68

Item 13.

Certain Relationships and Related Transactions

69

Item 14.

Principal Accounting Fees and Services

69

PART IV

Item 15.

Exhibits and Reports on Form 8-K

70

Signatures

71

Exhibits and Certifications

72

PowerCold Corporation Form 10K/A - December 31, 2003

PART I

ITEM 1.   BUSINESS

General

PowerCold Corporation, (PowerCold)® (OTCBB: PWCL), designs, develops and markets  energy efficient heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are  two of the more energy intensive operational costs many businesses face.   Increasing power costs and new clean air regulations have forced corporations of all sizes to focus both on energy savings and indoor air quality.  PowerCold's proprietary energy efficient products provide a clean comfort air environment and significantly reduce power costs for air conditioning, refrigeration and on-site building power through the use of evaporative cooling condenser technology integrated with other synergistic, energy conserving designs and equipment when compared to standard air cooled condensing refrigeration and air conditioning technology.

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

PowerCold Corporation Form 10K/A - December 31, 2003

During the year ending December 31, 2003 the company elected to fully dispose of Technicold Services, Inc (TSI). During the year ended December 31, 2002 the company elected to fully dispose if Channel Freeze Technologies, Inc. (CFTI). Channel Freeze Technologies, Inc. was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology included a proprietary patent for a multi-purpose freezing system. During 2002 the company decided to allocate all its resources to its current product line. Management decided there was no synergy for the Channel Freeze technology and does not envision the product in the Company’s future business plans. The Company elected to discontinue CFTI, as an operating entity in 2002, and returned its intellectual property to the previous owners in exchange for a release from an unpaid liability of $200,000 as well as a release from any other contingent or future liabilities.

Rotary Power Enterprise, Inc. was formed in September 1998 as a new PowerCold entity to acquire the Natural Gas Engine Generator Business from Rotary Power International, Inc. PowerCold is also a major shareholder of Rotary Power International, Inc. (OTCC: RPIN). At that time we were also a major shareholder of Rotary Power International, Inc. (OTCC: RPIN) In 1996, as part of a planned merger which never took place, the Company invested $1,000,000 in Rotary Power International, Inc. (hereinafter “RPI”) in exchange for 2,000,000 shares of RPI’s common stock representing 33.5% of the common stock outstanding.  As the Company’s investment in RPI represented more than 20% but less than 50% of RPI’s common stock outstanding, the equity method was used to account for the Company’s interest.  Although the Company advanced additional funds of $216,768 to RPI, deteriorating financial conditions and increasing losses in RPI caused the Company to write off its entire investment in RPI by the end of 1997. During 2001, the Company’s investment in RPI decreased to less than 20% of RPI’s stock outstanding.  In view of the changed circumstances, the Company’s management elected to recognize its investment in RPI as available for sale securities.  As of December 31, 2001, the fair market value of these securities was $970,000.  At December 31, 2002, the fair market value of the securities was reduced to $38,800.  At December 31, 2003, the fair market value of the securities was reduced to $19,317.  Subsequently at September 30, 2004, the fair market value of the securities was reduced to $0.  This change in value has been recognized as other comprehensive loss in accordance with SFAS No. 115.

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

PowerCold Corporation Form 10K/A - December 31, 2003

The Nauticon patented products are utilized as evaporative condensers, fluid coolers, sub-coolers, refrigeration system components, and custom refrigeration products for commercial and industrial use.  Nauticon products can reduce energy cost for the air condition and refrigeration industry through the energy savings benefits of water cooled condensing when compared to standard air cooled condensing air conditioning and refrigeration systems.  PowerCold has continued to invest and improve the Nauticon product line, greatly expanding its products ranging from a single 10-ton unit up to a 300-ton multiunit configuration. The company has three patents related to the Nauticon product line.

Major PowerCold Products, Inc customers constituting 10% or more of annual revenue:

2001

Greentech/Techniverde LLC $161,811; 39.8% of revenue, E-PAK Technology, Inc. $51,038; 12.5% of revenue

2002

Alturdyne Inc. $100,204; 15.8% of revenue; E-PAK Technology, Inc. $315,991; 49.8% of revenue

2003

Shun Sheong Electrical Engineering $129,066; 39.9% of revenue; ACCRA-TEMP, Inc. $35,135; 10.9% of revenue; E-PAK Technology, $$39,510; 12.2% of revenue; Trane – Clarksville, $44,035; 13.6%.

PowerCold Products operates out of facilities located in LaVernia, Texas.

During Fiscal 2003/2002/2001, sales by PowerCold Products represented about 15.2%, 39.4% and 60.3% respectively of our total revenue; with export sales representing 3.87%, 0.88% and 0% respectively.

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

In this transaction, the Company paid $65,000 cash, assumed two lines of credit [At December 31, 2003, 2002 and 2001, notes payable consisted of an unsecured line of credit bearing interest at 7% which was assumed as part of the consideration for the acquisition of a technology license and intellectual property in December 2002.  The line of credit is payable to Royal Bank of Canada for $34,014 U.S ($50,000 Canadian).  The Company made interest only payments on this line of credit which is unsecured.  Interest expense on this loan was $2,430 for each of the years ended December 31, 2002 and 2001.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan which was in the name of Steven and Susan Clark and remains in dispute as of the date of this filing, The second line of credit was with TD Bank Credit Line for $3,401.40 ($5,000 Canadian) which was disposed of in 2001.]., forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock [100,000 shares valued at $50,000 for a technology license], and granted 150,000 of stock options at $1.00 per share.  This technology was then placed into a newly formed, wholly owned subsidiary of the Company, PowerCold ComfortAir Solutions, Inc. formerly, Ultimate Comfort Systems.

PowerCold Corporation Form 10K/A - December 31, 2003

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

Major PowerCold ComfortAir Solutions, Inc customers constituting 10% or more of annual revenue:

2001

None

2002

All Facility Service PLC, $277,633, 31.7% of revenue; Buron Construction $191,360, 21.8%of revenue;

Dick Anderson Co., $208,044, 23.7% of revenue

2003

Zakco Commercial Consultants, Inc, $800,000, 19.3% of revenue; Alturdyne, $460,000; 11.1% of revenue

PowerCold ComfortAir Solutions operates out of facilities located in Largo, Florida.

During Fiscal Years  2003/2002/2001, sales by PowerCold ComfortAir Solutions represented about 84.8%, 55.0% and 32.1% respectively of our total revenue; with export sales representing 0%, 15.9% and 0% respectively.

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

The company introduced two new applications to support the national chain store business: The BreezeMaster system, designed for use by large chain retail and fast food stores, is a closed loop cooler that prevents moisture buildup that can lead to legionella and other respiratory diseases associated with standard evaporative condensers. This is a critical application for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is the new proprietary DesertMaster total energy fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from all the public spaces, 24 hours per day seven days per week. The DesertMaster is  energy recovery and desiccant system, can reduce the required capacity of the air conditioning equipment by approximately 20% by transferring the latent cooling load to the desiccant system.  Latent cooling involves removing the moisture from the air by cooling below the dew point.  The dehumidified air may be uncomfortably cool and have to be reheated before it is returned the space being cooled.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Products, Inc. secured its first major order in August 2003 from a major public utility company in Hong Kong to retrofit four existing air condition chillers at the utility company’s corporate headquarters with 12 PowerCold Nauticon Evaporative Condensers. The original installed air-cooled chillers were converted to evaporative chillers. The utility expects to realize a greater than 15% electric demand savings from the conversion.  Shun Cheong has stated that this is the first of many such energy saving projects the company expects to install in the future due to the tremendous number of high rise buildings in Hong Kong and the strong push to convert existing air-cooled products to water-cooled, We executed an exclusive marketing agreement with Shun Cheong for Hong Kong and the surrounding area for Nauticon products.  The exclusive nature of the agreement included minimum purchase requirements which have not been achieved.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

The Company maintains Corporate Offices in La Vernia, Texas, and an administrative office in Philadelphia, Pennsylvania.  PowerCold Products, Inc. administrative, engineering and manufacturing facilities are located in La Vernia, Texas.  PowerCold ComfortAir Solutions, Inc., sales, administrative and engineering facilities are located in Largo, Florida.  International Sales & Marketing offices are located in Sterling, VA.

Products

Nauticon Evaporative Condensers - The Company envisions an enormous worldwide market demand for its proprietary evaporative condensing systems use in air conditioning systems. The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost due to the self cleaning coils that shed scale, no water treatment chemicals required, the dump flush water control saving up to 43% of the water recommended for Traditional Bleed Method in the ASHRAE “Systems and Equipment Handbook” Chapter 36.17 and the resulting lower maintenance needs. They are used for evaporative condensers, fluid coolers, sub-coolers, refrigeration system components and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% when used as a replacement for air cooled condensers which are typically utilized on many refrigeration and air conditioning systems smaller than 200 tons.  The efficiency of water cooled condenser technology is well understood in the industry and is the preferred method in large central chiller plants reducing kW per ton of cooling for chilled water air conditioning from a typical 1.08 kW/ton at a suction temperature of 45 F and condensing temperature of 130 F for air cooled condensers to 0.67 kW/ton at a suction temperature of 45 F and condensing temperature of 95 F for evaporative (water) cooled condenser, a 38% reduction in kW demand. Capacity and power consumption is estimated from data published in the ASHRAE 1996 Handbook, HVAC Systems and Equipment Handbook, Chapter 34.6, Fig. 1 Capacity and Power-Input curves for Typical Hermetic Reciprocating Compressor.   Nauticon units are free of water treatment chemicals, self-cleaning, low-maintenance evaporative condensers. Nauticon’s primary advantage is energy savings, yielding EER ratings as high as 18 even as the industry, through regulation, changes to lower efficiency refrigerants. Nauticon products provide a cost effective alternative to the less energy efficient air cooled condenser typically utilized on commercial roof top refrigeration and AC units at a cost effective price.  The industry faces serious changes for the first time in years due to energy and environmental concerns worldwide.

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market. There is minimal competition from any one manufacturer within the capacity range of evaporative condensers produced by PowerCold. Marketing of the Nauticon systems is focused primarily the mid-range, 40 to 250 ton systems because there is much less competition, a great advantage to Nauticon and its unique patented product. Direct competitive systems are marketed by some of the major competitors in the industry; large systems by Evapco and BAC, smaller systems by Recold.  These competitors are well established and have substantially greater financial and other resources. To the best of our knowledge no single manufacturer has combined all the features of the patented Nauticon unit which include condensing coils that continuously shed scale without the use of water treatment chemicals, lower water usage than competitive traditional constant water bleed systems through the use of programmed cycles that dump/flush the water sump and an enclosure constructed on non-metallic, corrosion resistant, high density molded polyethylene. The Nauticon units are low maintenance as the result of the self-cleaning features, chemically free sump water, dump/flush programming and corrosion resistant enclosure. The Company is very confident that its Nauticon™ products have many important advantages over competition.

*

Less than 2-years payback on equipment from energy savings

*

Environmentally friendly; no chemical treatment of the water

*

Negligible maintenance expense and a desirably smaller footprint

*

No heat transfer coil fins to deteriorate in the harsh sea air environment

*

Longer operating life supported by a corrosion resistant casing of high density polyethylene

PowerCold Corporation Form 10K/A - December 31, 2003

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

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. Significant industry vendor’s, including the large manufacturers such as Carrier, Trans and York, are well established and have substantially greater financial and other resource, but none has the all the specific patented features of the Nauticon unit incorporated into their chiller packages.

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

Competition – To the best of our knowledge there is no competition from a one-source vendor for the specialized hospitality market to support a totally integrated HVAC system.  No one has a patented, integrated piping system combined with an evaporative chiller system which includes the patented Nauticon evaporative condenser.  The major industry vendor’s including the large manufacturers such as Carrier, Trane and York are well established and have substantially greater financial and other resources to produce a chiller system, but none produce and install a complete turn key HVAC system designed with a patented integrated piping system, the patented Nauticon evaporative condensers, and the unique design features of the EV Chill product.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

Patents & Trademarks – We have five patents pending and own four patents, including:

patent pending U.S. Serial No. 10/244,936 Evaporative Condenser System;

patent pending U.S. Serial No. 10/328,877 Environmental Air Treatment System;

patent pending U.S. Serial No. 10/792,166 Stackable Heat Exchanger System;

patent pending U.S. Serial No. 60/400,609 Compact Heat Exchanger with High Volumetric Air Flow ;

patent pending U.S. Serial No. 10/661,023 Environmental Air Treatment System.

U.S. Patent No. 5,582,241 Heat Exchanging Fin with Fluid Circulation Lines Therewithin;

U.S. Patent No. 5,787,722 Heat Exchange Unit;

U.S. Patent No. 6,651,455 Evaporative Condenser System;

U.S. Patent No. 5,501,269 Condenser Unit;

PowerCold Corporation Form 10K/A - December 31, 2003

We also own trademarks and copyrights, such as Nauticon® Serial Number 76146005, Registration Number 2703600, Date of Registration 04/08/2003, Section 8 notification due 04/08/2009, Section 8/9 renewal due 04/08/2013;  PowerCold® Serial Number 76357073, Registration Number 2697451, Date of Registration 03/18/2003, section 8 notification due 03/18/2009, section 8/9 renewal due 03/18/2013; Desert Master™ Serial Number 7652104, Date of Filing 06/06/2003, Published for opposition 08/10/2004, no opposition filed to our knowledge;, PlexCoil™  Serial Number 7656065, Date of Filing 12/12/2003, has cleared review and is scheduled for publication.

Patents & Trademarks – PowerCold holds four patents, for heat exchange and condenser technology for air conditioning, which expire seventeen years from date of issue,a ten year license on patent #5,183,102 for the integrated piping system technology which expires in December 2010, five patents pending and five trademarks.

United States Patent

5,501,269

March 26, 1996

Condenser unit

A housing is provided for an air conditioning condenser of the type providing a fan creating an upward path of air movement through the housing, a heat exchange coil having and inlet and an outlet for connection to a source of hot refrigerant in a refrigerant loop and means for spraying water on the coil. The housing is made of rotomolded plastic and comprises a base, a plurality of identical walls and a top. The base and top are rotocast as a single piece and then cut horizontally with a saw to provide the two pieces. The base includes a U-shaped foot arranged to receive fork lift tines and oriented so the fork lift does not damage the inlet and outlet to the heat exchange coils.

United States Patent

5,582,241

December 10,, 1996

Heat exchanging fins with fluid circulation lines therewithin

A conduit for use in directing the flows of primary fluid and a secondary fluid in heat exchanging relationships comprising a plurality of elongated members to direct a flow of of a primary fluid in a first path.  The first path is comprised of separate generally parallel channels.  It includes means to direct a flow of air over, under and between the plurality of elongated members in a second path.  The first path and the second path are in spaced alternating relationship in generally parallel planes and with the first path in a first direction and the secondary path in a second direction perpendicular to the first direction.  Coupling means are associated with the input and output ends of the first and second paths whereby when a first fluid is fed through the first paths at a first temperature and asecond fluid is fed through the second paths at a second temperature, a heat transfer occurs therebetween.

United States Patent

5,787,722

August 4, 1998

Heat exchange unit

A heat exchange unit for an air conditioning/refrigeration system includes a plurality of independent spiral coils carrying hot refrigerant. Water is sprayed onto an upper set of the coils and passes through a bank of surface media onto a lower set of coils and then into a sump where it is recirculated. Water is also sprayed onto the lower coils. Air flows upwardly though the unit and cools the downwardly moving water droplets. Although most of the cooling in the unit is from evaporation, an unusual feature is the almost complete lack of scale buildup. The unit is almost completely dark inside so algae doesn't grow. Periodic high water temperatures and periodic purging of the recirculated water minimizes fungi growth. The coils are supported in such a manner that the tubes are allowed to lengthen and expand radially when temperatures are high and shrink when temperatures are low.

PowerCold Corporation Form 10K/A - December 31, 2003

US Patent

6,651,455

November 25, 2003

Evaporative Condenser System

An evaporative condenser system has an air handler with an input and an output end with a fan to facilitate the movement of the air.  An air cooler has at least one conical spiral coil having a top end and a bottom end, each with linear extents in the output ends and the input ends of the air handler.  A pump moves a working fluid through the coil.  A cooling water path has a water recycle input and a reservoir for the cooling water adjacent to the bottom of the air cooler coils.  The reservoir has a submersible sump pump for moving the cooling water to an elevated location with a sprayer.

Patent

 5,183,102  Ten Year License

February 2, 1993

Integrated Piping System Technology

Integrated HVAC, Plumbing, and Fire Sprinkler System

A system for heating and cooling a building, said building having a first piping system that forms a fire sprinkler piping system and a second piping system forming a domestic hot-water piping system, said system for heating and cooling comprising: Water-cooling means for supplying and maintaining water in said first piping system at a first temperature; Domestic water-heating means for supplying water to said second piping system and for exclusively maintaining water in said second piping system at a second temperature; and A plurality of fan-coil assemblies located throughout said building, said  fan-coil assemblies able to access said water at said first temperature  from said first piping system and also able to access said water at said  second temperature from said second piping system, wherein each of said  fan-coil assemblies includes air-circulating means and a first coil, said  fan-coil assembly circulating air about said first coil, thereby  transferring heat from the water in said first coil to the air if said  first coil is accessing said water at said second temperature, and  transferring heat from the air to the water in said first coil if said  first coil is accessing said water at said first temperature.

 PowerCold has five patents pending for improvements and enhancements of existing and new products and continuously evaluates the need to protect its intellectual property with additional patent application submissions. Patents and acquired technology are amortized on a straight-line basis over a 15 year life, commencing with the beginning of product sales.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

2003  Bid

2003  Ask

High

Low

High

Low

First Quarter

1.77

1.33

1.98

1.37

Second Quarter

1.73

1.18

1.92

1.24

Third Quarter

1.75

1.30

2.01

1.38

Fourth Quarter

2.24

1.51

2.38

1.64

2002  Bid

2002  Ask

High

Low

High

Low

First Quarter

2.50

1.70

2.98

1.74

Second Quarter

2.31

1.44

2.72

1.54

Third Quarter

1.95

1.26

2.05

1.28

Fourth Quarter

1.76

1.32

1.90

1.38

(b)  Holders:  As of December 31, 2003, there were approximately 1,650 record holders of the Company's Common Stock.  As of December 31, 2003 there were 21,576,750 shares of common stock outstanding.

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

PowerCold Corporation Form 10K/A - December 31, 2003

SUMMARY STATEMENT OF OPERATIONS   (In thousands, except per share data)

Year Ended December 31,

2003

2002

2001

2000

1999

(Restated)

(Restated)

(Restated)

Revenues

$ 4,070

$1,506

$    814

$     395

$    562

Operating (loss)

$(2,283)

$(3,300)

$(2,191)

$ (1,103)

$(1,199)

Net Income (loss)

$(2,657)

$(4,291)

$(2,328)

$ (1,319)

$(1,253)

Net Income (loss) per share

$  (0.13)

$(0.25)

$  (0.16)

$   (0.13)

$  (0.18)

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND

RESULTS OF OPERATION

Forward-looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance.  The factors that could cause actual results to differ materially include; interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern, At December 31, 2003, the Company had an accumulated deficit of $16,277,470 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of December 31, 2003 are $2,388,495 with reported revenue for the year ended December 31, 2003 at $4,070,476. The recovery of these assets is dependent upon collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

OVERVIEW

We designs, develops and markets heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are two of the more energy intensive operational costs many businesses face.   Increasing power costs and new clean air regulations have motivated corporations of all sizes to focus both on energy savings and indoor air quality. Over the past few years we have acquired and developed various technologies related to the HVAC industry and employ experienced and qualified industry professionals. Our focus is to provide HVAC turnkey solutions that are designed to reduce energy consumption and provide a clean and comfortable indoor air environment.

PowerCold Corporation Form 10K/A - December 31, 2003

PowerCold operations include four wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings.  There are two operating divisions of PCS, Applied Building Technology (ABT) that supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES) that supports related energy products including generators and engine driven chillers.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products. PowerCold Technology, LLC. was formed in February 2004 to hold and manage the intellectual property and patents owned by PowerCold Corporation and it’s subsidiaries and license the technology to the operating divisions and other entities.

We derive our revenues from four principal product line applications: The first is proprietary applications for the HVAC industry which includes a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and packaging of custom chiller systems for the HVAC and refrigeration industry. The fourth is energy products including generators, engine driven chillers and engineering services.

We initiated our marketing and sales program in January 2003 with a planned business concept - create synergy of products and synergy of marketing.  Establish multiple alliances with other industry vendors to support our respective proprietary products and direct our combined marketing efforts at national chain businesses that supplement multiple sales opportunity and growth.  We have created a nationwide network alliance of HVAC mechanical contractors, general contractors, engineers, architects and equipment suppliers to design, build and equip new and retrofit building projects with our proprietary HVAC systems.

Our network of strategic alliances is a success supporting our proprietary HVAC products.  Over the past year  half we have submitted proposals for our products to sixteen national chain customers representing sixty-three drug stores, restaurants, hotels, extended care facilities and hospitals. Joint marketing efforts will target a number of specific customers and chain accounts including hotels, restaurants, healthcare facilities and pharmacies.

During 2003 we entered into a joint Development Agreement and a License Agreement with DuPont Canada, Inc. and E.I. du Pont de Nemours relating to DuPont Caltrel® Fluid Energy Transfer System Applications that incorporates their engineered polymeric materials.  We selected fluid coolers as a project application per the Development Agreement for an exclusive three-year period.  The product is similar to our Nauticon® Fluid Cooler, but will now use new plastic tubing material replacing the copper coils.  We applied to the U.S. Patent Office for a new modular design heat exchanger patent that features modular designed plastic components.  Our new proprietary PlexCoil™ fan coil air handlers, primarily used in commercial buildings for room air distribution, will be the first application for the new patent heat exchanger.

The 2003 reorganization of our three wholly owned subsidiary companies and their respective products is strategic to revenue growth from the PowerCold ComfortAir, Inc. subsidiary which provides turnkey design build HVAC applications for new and retrofit construction projects for the hospitality industry, national retail chain stores, national restaurant chains, assisted care living facilities, and other facilities suitable for our product offerings.  The engineering design bid proposal backlog total more than $28 million.  Proposals that become contracts have a typical completion cycle of three to six months for retail and restaurant chain stores and six to twelve months for the hospitality industry. Our revenue is increasing as the result of our focus on turnkey design, equipment and project management for hospitality and other large HVAC customers. Our revenue is no longer solely derived from the sale of manufactured and repackaged equipment.  We are no longer dependant upon equipment sales to drive company growth.  We now offer design, equipment and project management integrated into a single proposal which

PowerCold Corporation Form 10K/A - December 31, 2003

is coordinated with allied general contractors, regional engineering firms and national and international HVAC equipment vendors to provide flexible, cost effective and reproducible proposals acceptable to major hotel chains and national retail accounts.  The revenue from each project is 50% to 200% greater than the comparable equipment only sale.  The focus has changed from an equipment manufacturing orientated sales organization to a design, engineering and project management group marketing our equipment along with other select suppliers for integrated HVAC solutions.

Field testing and R&D continues with the PlexCoil™ polymeric heat exchange products.  Initial field trials are promising and new products will easily integrate with the turnkey HVAC design build program.  Additionally, the opportunity exists to provide the technology as basic components for assembly by OEMs around the world.  The corrosion resistant and light weight characteristics of the plastic along with the heat transfer properties present numerous opportunities to replace copper and aluminum in many fluid/air heat exchange applications.  The investment in this technology will continue for the next several years with commercial products expected to ship in the fourth quarter of 2004.

Continued investment in the patented Nauticon® Evaporative Condensers and Fluid Coolers to increase capacity and refine system integration controls is necessary to expand the market potential for these products.  Controls have become more important to the management and integration of various pieces of HVAC equipment to achieve proper operation and obtain maximum energy efficiency from the total system.

Future profitability is dependant upon obtaining and maintaining gross profit margins greater than 30%, execution of the company’s sales and market plans to generate a minimum of $1 million per month in sales, managing travel, administration, warranty, legal, accounting, regulatory and other controllable expenses within the constraints of the budget are necessary for sustained profits, however there is no guarantee that we will be able to achieve the factors affecting future profitibility..  Sufficient cash may not be generated from operations due to the extended payment terms required for some of our sales in order to meet our operating needs.  Cash availability is a significant concern.  Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported.   Future cash needs from debt or equity are dependant upon the collection of receivables and gross margins. The collection of sufficient receivables to reduce the current 200 plus DSO to 120 days would significantly reduce the need for new cash from debt or equity placement.  Revenue growth, the timely collection of receivables and improvement in gross margins are the primary focus of management.

Management intends to maximize our intangible assets with continued development and marketing of new and existing products based upon our intellectual property.  Accounts receivables and intangible assets comprise the material portion of our assets.  Continued emphasis on more effective collection effort and accelerated project completion are expected to improve cash flow and reduce future funding needs.

Our continued existence is uncertain as there is presently insufficient cash to support operations for the next twelve months. We have secured a bridge loan in the amount of $1,650,000 in anticipation of a senior debt offering, which will provide sufficient cash until the senior debt funding is obtained. Accelerated collection of existing receivables will provide additional cash to fund operations but continued growth at an accelerated pace will create a significant demand for limited funds.  At present there are no immediate plans to raise more capital beyond the planned senior debt offering, however the cash is monitored closely and future fund raising may be necessary at some time in 2005.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

Liquidity and Capital Resources:  At December 31, 2003, the Company’s net working capital was less than its current liabilities and current assets exceeded current liabilities by $159,083.  Included in current liabilities were an advance of $417,236 from related parties and a short term loan of $300,000.  The Company raised $2.5 million in equity capital in 2003, and subsequently, the Company has received $1,650,000, as a cash bridge loan, in anticipation of securing a convertible interest bearing, Senior Debt Note for up to $10,000,000, pending final terms and conditions. The $300,000 short term loan was subsequently included in the bridge loan financing. The bridge loan is for a term of 120 days maturing between May 12, 2004 and June 28, 2004.  It bears no interest rate and is convertible at the option of the holder anytime before redemption at $1.50 per share into the Company’s common stock.  The bridge loan is comprised of $50,000 promissory note units with a warrant to purchase 10,000 shares of the Company’s common stock exercisable at $1.50 per share for a period of one year.  Upon placement of the anticipated Senior Debt offering the Bridge Loan offering will be redeemed with funds received.   Total assets increased 172.6% and stockholders equity increased nearly 99.9% for the year. Management believes that its working capital may not be totally sufficient to support its projected growth plans for the next few years if it does not raise additional financing. The Company is currently negotiating a combined equity and senior debt funding for up to $10 million at terms consistent with the best interest of the stockholder and the company’s future financial needs.

During the year ending December 31, 2003 the company elected to fully dispose of Technicold Services, Inc (TSI), and recorded costs associated from discontinued service operations of $18,160. The financial statements for prior periods have been restated for the discontinued segment of Technicold Services, Inc.

During the year ended December 31, 2003, the Company issued 282,000 shares of common stock for prepaid consulting fees of $120,000 and services of $96,000.  On January 8, 2003 Simco Group, Inc was issued 160,000  shares of common stock for financial consulting services at the fair market value of the stock of $0.75 per share; and an additional 50,000 shares were issued at $0.84 per share on Aug 13, 2003 to Shareholder Intelligence Services, Inc. for market statistical analysis, and 72,000 shares were issued at  $0.75 per share on October 1, 2003 to Summit Investor Relations for market support services.  In addition 2,317,300 shares of common stock were issued for cash of $2,032,125 and 200,000 shares with a fair market value of $1.50 were issued for the acquisition of ABT. Additionally, 335,384 warrants were exercised for cash of $503,776.  The Company issued 5,000 shares of common stock as compensation for $3,745 and cancelled 5,000 shares upon termination of an employee.

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

PowerCold Corporation Form 10K/A - December 31, 2003

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

For the previous three years, the Company has sold the following securities which were not registered under the Securities Act. We believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder ("Regulation D. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, the recipients were accredited investors, as that term is defined in Rule 501 of Regulation D, or were employees or independent contractors of ours. All recipients had adequate access, through their relationships with us, to information about us. Set forth below is a description of the issuances of unregistered securities made by the Company since its inception. All investors in the unregistered securities are accredited investors or employees, past employees, officers or directors. There are no non-accredited investors.

Issuances of Unregistered Securities

On April 6, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to April 6, 2001.  The total number of shares issued to this investor was 150,000.  The shares of common were purchased at a price of $0.42 per unit.  The aggregate purchase price for these shares of common stock was $62,500.  No common stock purchase warrants were issued to this investor. As consideration for Terry Dunne’s services as placement agent in connection with this securities purchase agreement, we issued 20,000 shares of PowerCold common stock at a price of $0.50 to Terry Dunne.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On May 31, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to May 31, 2001.  The total number of shares issued to this investor was 75,000.  The shares of common were purchased at a price of $1.00 per unit.  The aggregate purchase price for these shares of common stock was $75,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 15,000 shares of our Company’s common stock at $1.00 per share for a period of one year from the Initial Exercise Date, 5/31/2001 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

PowerCold Corporation Form 10K/A - December 31, 2003

On May 31, 2001, we accepted an offer to purchase our shares of common stock from 7 individual investors.  These investors executed the investor subscription agreements prior to May 31, 2001.  The total number of shares issued to these investors was 266,666.  The shares of common were purchased at a price of $0.75 per unit.  The aggregate purchase price for these shares of common stock was $200,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreements, we also issued common stock purchase warrants to these investors to purchase 53,334 shares of our Company’s common stock at $1.00 per share for a period of one year from the Initial Exercise Date, 5/31/2001 as defined in the Warrant Agreement.  As consideration for Joseph Evancich’s services as placement agent in connection with these securities purchase agreements, we issued 7,500 shares of PowerCold common stock at a price of $0.50 per share to Joseph Evancich and as consideration for Philip Dubois’ services as placement agent in connection with this securities purchase agreements, we issued 3,750 shares of PowerCold common stock at a price of $0.50 per share to Philip Dubois. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On July 18, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to July 18, 2001.  The total number of shares issued to this investor was 50,000.  The shares of common were purchased at a price of $0.50 per unit.  The aggregate purchase price for these shares of common stock was $25,000.  No common stock purchase warrants were issued to this investor. There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

On July 24, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to July 24, 2001.  The total number of shares issued to this investor was 150,000.  The shares of common were purchased at a price of $1.00 per unit.  The aggregate purchase price for these shares of common stock was $150,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 30,000 shares of our Company’s common stock at $1.00 per share for a period of one year from the Initial Exercise Date  07/24/2001 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

On August 7, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to August 7, 2001.  The total number of shares issued to this investor was 65,000.  The shares of common were purchased at a price of $0.77 per unit.  The aggregate purchase price for these shares of common stock was $50,000.  No common stock purchase warrants issued to this investor. As consideration for Philip Dubois’ services as placement agent in connection with this securities purchase agreements, we issued 8,000 shares of PowerCold common stock at a price of $0.50 per share to Philip Dubois. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

Between August 3, 2001 and October 12, 2001, we accepted offers to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreements prior to October 12, 2001.  The total number of shares issued to this investor was 966,078.  The shares of common were purchased at an average price of $0.75 per unit.  The aggregate purchase price for these shares of common stock was $725,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 423,000 shares of our Company’s common

PowerCold Corporation Form 10K/A - December 31, 2003

stock at an average price of $1.09 per share for a period of four years from the Initial Exercise Date, 08/03/2001 through 10/12/2001 as defined in the Warrant Agreement.  The details of the accepted offers are as follows.  On August 3, 2001 we accepted and offer to purchase 50,000 shares of common stock at a price of $1.00 per share for a total aggregate of $50,000 and issued common stock purchase warrants to this investor to purchase 10,000 warrants at an exercise price of $1.00 per share for a period of four years from the Initial Exercise Date 8/3/2001. On August 27, 2001 we accepted and offer to purchase 500,000 shares of common stock at a price of $0.50 per share for a total aggregate of $250,000 and issued common stock purchase warrants to this investor to purchase 250,000 warrants at an exercise price of $0.50 per share for a period of four years from the Initial Exercise Date 8/27/2001. On September 5, 2001 we accepted and offer to purchase 196,078 shares of common stock at a price of $0.765 per share for a total aggregate of $150,000 and issued common stock purchase warrants to this investor to purchase 75,000 warrants at an exercise price of $0.77 per share for a period of four years from the Initial Exercise Date 9/5/2001.

On September 10, 2001, Crow Wing LP converted a $100,000 loan into PowerCold common stock. 200,000 shares were issued at a conversion price of $0.50 per share. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  Crow Wing LP represented itself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

On October 12, 2001 we accepted and offer to purchase 220,000 shares of common stock at a price of $1.25 per share for a total aggregate of $275,000 and issued common stock purchase warrants to this investor to purchase

44,000 warrants at an exercise price of $1.38 per share for a period of four years from the Initial Exercise Date 10/12/2001 and common stock purchase warrants to this investor to purchase 44,000 warrants at an exercise price of $2.50 per share for a period of four years from the Initial Exercise Date 10/12/2001. Chesapeake Securities Corporation acted as placement agent in connection with our securities purchase agreements. Chesapeake Securities Corporation introduced us to the selling security holders and assisted us with structuring the securities purchase agreements. As consideration for Chesapeake Securities Corporation‘s services as placement agent in connection with these securities purchase agreements, we issued 9,385 shares of PowerCold common stock at a price of $0.50 per share to Chesapeake Securities Corporation. As consideration for services as placement agent we issued 37,544 shares of PowerCold common stock at a price of $0.50 per share and 120,000 warrants to Dennis Roth exercisable at a price of $1.00 per share expiring on 07/12/2005. As consideration we issued for services as placement agent we issued 3,000 shares of PowerCold common stock at a price of $0.50 per share each to Liss Family LP, Thomas Dougherty and Dennis Waisman. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933. The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On October 19, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to October 19, 2001.  The total number of shares issued to this investor was 57,143.  The shares of common were purchased at a price of $1.75 per unit.  The aggregate purchase price for these shares of common stock was $100,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 11,429 shares of our Company’s common stock at $1.50 per share for a period of two years from the Initial Exercise Date, 10/19/2001 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

PowerCold Corporation Form 10K/A - December 31, 2003

On November 6, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed a warrant purchase agreement November 6, 2001.  The total number of shares issued to this investor was 13,333.  The shares of common were purchased at a price of $1.00 per unit.  The aggregate purchase price for these shares of common stock was $13,333.  No common stock purchase warrants issued to this investor. There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

On November 12, 2001, Edith Littnan converted a $30,000 loan into PowerCold common stock. 24,000 shares were issued at a conversion price of $1.25 per share. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented herself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

On November 28, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to November 28, 2001.  The total number of shares issued to this investor was 52,400.  The shares of common were purchased at a price of $1.25 per unit.  The aggregate purchase price for these shares of common stock was $65,500.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 10,480 shares of our Company’s common stock at $2.50 per share for a period of four years from the Initial Exercise Date, 11/28/2001 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

Between December 3, 2001 and December 6, 2001, we accepted offers to purchase our shares of common stock from 7 individual investors.  These investors executed the investor subscription agreements prior to December 6, 2001.  The total number of shares issued to these investors was 299,200.  The shares of common were purchased at a price of $1.25 per unit.  The aggregate purchase price for these shares of common stock was $374,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to these investors to purchase 53,440 shares of our Company’s common stock at $1.50 per share for a period of two years from the Initial Exercise Date, 12/6/2001 as defined in the Warrant Agreement.  As consideration for services as placement agent we issued 10,500 shares of PowerCold common stock at a price of $1.25 per share to Dennis Roth. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On December 4, 2001, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to December 4, 2001.  The total number of shares issued to this investor was 32,000.  The shares of common were purchased at a price of $1.25 per unit.  The aggregate purchase price for these shares of common stock was $40,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 6,400 shares of our Company’s common stock at $2.50 per share for a period of two years from the Initial Exercise Date, 12/4/2001 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

PowerCold Corporation Form 10K/A - December 31, 2003

On December 18, 2001, S. Gretchen Buck converted a $10,000 loan into PowerCold common stock. 5,581 shares were issued at a conversion price of $1.79 per share. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented herself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

On January 24, 2002, we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to January 24, 2002.  The total number of shares issued to this investor was 16,667.  The shares of common were purchased at a price of $1.50 per unit.  The aggregate purchase price for these shares of common stock was $25,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 3,333 shares of our Company’s common stock at $1.50 per share for a period of two years from the Initial Exercise Date, 1/24/2002 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

On February 1, 2002 we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to February 1, 2002.  The total number of shares issued to this investor was 50,000.  The shares of common were purchased at a price of $1.75 per unit.  The aggregate purchase price for these shares of common stock was $87,500.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 10,000 shares of our Company’s common stock at $2.50 per share for a period of two years from the Initial Exercise Date, 2/1/2002 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On February 1, 2002 we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to February 1, 2002.  The total number of shares issued to this investor was 33,333.  The shares of common were purchased at a price of $1.515 per unit.  The aggregate purchase price for these shares of common stock was $50,500.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 6,667 shares of our Company’s common stock at $1.50 per share for a period of two years from the Initial Exercise Date, 2/1/2002 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On February 20, 2002 we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to February 20, 2002.  The total number of shares issued to this investor was 100,000.  The shares of common were purchased at a price of $1.75 per share.  The aggregate purchase price for these shares of common stock was $175,000.  There were no warrants issued.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

PowerCold Corporation Form 10K/A - December 31, 2003

On March 8, 2002 we accepted offers to purchase our shares of common stock from 2 individual investors. These investors executed the investor subscription agreement prior to March 8, 2002.  The total number of shares issued to these investors was 93,750.  The shares of common were purchased at a price of $1.60 per unit.  The aggregate purchase price for these shares of common stock was $150,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 18,750 shares of our Company’s common stock at $3.00 per share for a period of two years from the Initial Exercise Date, 3/8/2002 as defined in the Warrant Agreement.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

Between March 15, 2002 and March 18, 2002 two investors exercised warrants to purchase 13,334 shares of common stock at a price of $1.00 per share. These investors acquired 13,334 shares from the exercise of such warrants. The aggregate purchase price for these shares of common stock was $13,334. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the foregoing individuals were existing shareholders of the Company. They also represented themselves as still being “accredited” as that term is understood under Regulation D, Rule 501 of the Securities Act of 1933.

On March 21, 2002 and March 22, 2002 we accepted offers to purchase our shares of common stock from 6 individual investors. These investors executed the investor subscription agreement prior to March 22, 2002.  The total number of shares issued to these investors was 918,179.  The shares of common were purchased at a price of $1.65 per unit.  The aggregate purchase price for these shares of common stock was $1,514,995.30.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 183,636 shares of our Company’s common stock at $2.75 per share for a period of two years from the Initial Exercise Date, 3/21/2002 and 3/22/2002, as defined in the Warrant Agreement.  Chesapeake Securities Corporation acted as placement agent in connection with our March 21 & 22, 2002, securities purchase agreements. Chesapeake Securities Corporation introduced us to the selling security holders and assisted us with structuring the securities purchase agreements. As consideration for Chesapeake Securities Corporation‘s services as placement agent in connection with these securities purchase agreements, we issued 47,228 shares of PowerCold common stock at a price of $1.65 to Chesapeake Securities Corporation and 150,000 warrants to Dennis Roth exercisable at a price of $1.00 per share expiring on 07/12/2005. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

Between April 22, 2002 and May 30, 2002 five investors exercised warrants to purchase 41,667 shares of common stock at a price of $1.00 per share. These investors acquired 41,667 shares from the exercise of such warrants. The aggregate purchase price for these shares of common stock was $41,667. As consideration for Chesapeake Securities Corporation‘s services as original placement agent in connection with the securities/warrant unit purchase agreements, we issued 2,813 shares of PowerCold common stock at a price of $1.65 to Chesapeake Securities Corporation The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the foregoing individuals were existing shareholders of the Company. They also represented themselves as still being “accredited” as that term is understood under Regulation D, Rule 501 of the Securities Act of 1933.

Between October 17, 2002 and December 9, 2002 three individual investors and two foreign investors exercised warrants to purchase 345,000 shares of common stock at a price of $1.25 per share. These investors acquired 345,000 shares from the exercise of such warrants. The aggregate purchase price for these shares of common stock was $431,250. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the foregoing investors were existing shareholders of the Company. They also represented themselves as still being “accredited” as that term is understood under Regulation D, Rule 501 of the Securities Act of 1933.

PowerCold Corporation Form 10K/A - December 31, 2003

Between December 11, 2002 and December 15, 2002 we accepted offers to purchase our shares of common stock from 6 individual investors.  These investors executed the investor subscription agreement prior to December 15, 2002.  The total number of shares issued to this investor was 100,196.  The shares of common were purchased at a price of $1.15 per share.  The aggregate purchase price for these shares of common stock was $115,225.40.  There were no warrants issued.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the investor represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On January 3, 2003 one investor exercised warrants to purchase 300,000 shares of common stock at a price of $0.50 per share. This investor acquired 300,000 shares from the exercise of such warrants. The aggregate purchase price for these shares of common stock was $150,000. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The individual was an existing shareholder of the Company. The individual also represented himself as still being “accredited” as that term is understood under Regulation D, Rule 501 of the Securities Act of 1933.

On January 23, 2003 we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to January 23, 2003.  The total number of shares issued to this investor was 100,000.  The shares of common were purchased at a price of $1.25 per share.  The aggregate purchase price for these shares of common stock was $125,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 20,000 shares of our Company’s common stock at $2.25 per share for a period of four years from the Initial Exercise Date, 1/23/2003 as defined in the Warrant Agreement.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On February 20, 2003 we accepted an offer to purchase our shares of common stock from 1 individual investor.  This investor executed the investor subscription agreement prior to February 20, 2003.  The total number of shares issued to this investor was 200,000.  The shares of common were purchased at a price of $0.75 per share.  The aggregate purchase price for these shares of common stock was $150,000.  Pursuant to the provisions of the private placement memorandum and investment subscription agreement, we also issued common stock purchase warrants to this investor to purchase 40,000 shares of our Company’s common stock at $1.75 per share for a period of four years from the Initial Exercise Date, 2/20/2003 as defined in the Warrant Agreement. There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  The investor represented himself as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933

As of June 16, 2003, we entered into securities purchase agreements with 36 individuals and entities for the purchase of an aggregate of $1,550,000.00 of our common stock. The shares of our common stock were purchased at a price of $1.00 per unit. Under the terms of the securities purchase agreements, we also issued common stock purchase warrants to the investors to purchase an aggregate of 310,000 shares of our common stock at $1.25 ($2.00 per agreement with quarterly price reduction of $0.25 commencing on June 17, 2003 until registration is filed) per share for a period of three years from the Initial Exercise Date as defined in the warrant agreement.  Philadelphia Brokerage Corporation acted as placement agent in connection with the May 15, 2003, securities purchase agreements. Philadelphia Brokerage Corporation introduced us to the selling security holders and assisted us with structuring the securities purchase agreements. As consideration for Philadelphia Brokerage Corporation‘s services as placement agent in connection with these securities purchase agreements, we paid 8.0% of the gross proceeds, to Philadelphia Brokerage Corporation, and issued it a Warrant to purchase up to 70,000 shares of our common stock, exercisable at a price of $0.01 per share for a term of six years. On July 8, 2003,

PowerCold Corporation Form 10K/A - December 31, 2003

Philadelphia Brokerage Corporation exercised warrants to purchase 70,000 shares for $700 retaining a portion of the shares (24,500) and distributed the balance of the shares to certain employees. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

As of September 30, 2003, we accepted offers to purchase shares of our common stock from 11 individuals and entities.  These investors executed the investor subscription warrant purchase agreements prior to September 30, 2003. The total number of shares issued to such investors was 335,384.  The shares of common stock were purchased at a price of $1.50 per unit. The aggregate purchase price for these shares of common stock was $503,076. Chesapeake Securities Corporation acted as placement agent in connection with the December 31, 2003, securities purchase agreements. The securities in the  foregoing  offering  were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933 All of the investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

Between January 12, 2004 and February 27, 2004 we entered into loan agreements with individuals and entities in the principal amount of $1,650,000.00.  The loans mature at various times from May 10, 2004 through June 28, 2004. The loans include a conversion option of $1.50 per share. Under the terms of the loans we also issued common stock purchase warrants to purchase an aggregate of 330,000 shares of our common stock at $1.50 per share for a period of one year from the closing date of the offering. The maturity date of the loan was extended to July 28, 2004 in consideration of an additional 165,000 warrants to purchase common shares at a price of $1.50 per share for a period of three years from the date of the bridge loan extension agreement. All of the foregoing individuals were existing shareholders of the Company. They also represented themselves as still being “accredited” as that term is understood under Regulation D, Rule 501 of the Securities Act of 1933.

PowerCold Corporation Form 10K/A - December 31, 2003

(a) Individual	(b) Number of Options Granted/Grant Date/Expiration Date	(c) Exercise Price	(d) Shares Issued/Date issued	(e) Services Performed	(f) Exemption
Irwin Renneisen			10,000 (issued 2/19/01)	Business consulting services	§4(2) of 1933 Act
Joseph Evancich			7,500 (issued 5/17/01)	Investor relations/services in connection with a private placement	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Hawk Associates			25,000 (issued 6/1/01)	public relations services performed from 1/1/01 through 6/30/01	§4(2) of 1933 Act
Philip Dubois			3,750 (issued 5/30/01) 8,000 (issued 9/4/01) 10,000 (issued 10/2/01)	Investor relations/services in connection with a private placement	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Liss/Crow Wing LP			100,000 (issued 1/22/01)	Financial consulting services rendered in 2001	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Simco Group, Inc.			42,500 (issued 7/16/01) 50,000 (issued 10/2/01)	Financing and interest expense	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Vince Gargiulo			3,000 (issued 7/18/01)	Web site services and expense	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Chesapeake Securities			9,385 (issued 10/29/01)	Investor relations/services in connection with a private placement	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Mariano Borusso	50,000; 12/1/01; 12/01/04	$1.50	50,000 (issued 12/1/01)	Exchange for asset acquisition of Power Sources Inc.	§4(2) of 1933 Act
Frank Campi	10,000 7/1/01; 7/01/04	$0.75		Engineering services	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Dennis Roth (employee of Chesapeake Securities Research Corp)			37,544 (issued 10/29/01) 10,500 (issued 12/20/01)	Investor relations/services in connection with a private placement	§4(2) of 1933 Act
Kristina Allen			5,000 (issued 1/25/02)	Employment bonus	§4(2) of 1933 Act
Chesapeake Securities Research Corp.	-0-	-0-	5,160(issued 6/19/03)	Investor relations/services in connection with a private placement	§4(2) of 1933 Act
Bill Bahr			10,000 (issued 2/19/01) 1,500 (issued 2/20/02)	Employment bonus	§4(2) of 1933 Act
Albert Maldonaldo			1,500 (issued 12/20/02)	Employment bonus	§4(2) of 1933 Act
Miquel Macias			1,000(issued 2/20/02)	Employment bonus	§4(2) of 1933 Act
Beto Hernandez			500(issued 2/20/02)	Employment bonus	§4(2) of 1933 Act
Jose Acosta			500 issued (12/20/02)	Employment bonus	§4(2) of 1933 Act
Julio Palacios			500 (issued 12/20/02)	Employment bonus	§4(2) of 1933 Act

PowerCold Corporation Form 10K/A - December 31, 2003

(a) Individual	(b) Number of Options Granted/Grant Date/Expiration Date	(c) Exercise Price	(d) Shares Issued/Date issued	(e) Services Performed	(f) Exemption
George Briley	204,100; 10/1/99; 10/1/04	$1.00		services as a director and officer	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Gotlieb W Keller	75,000; 7/26/02; 7/26/05	$1.50	100,000 (issued 7/26/02)	exchange for assets of ABT	§4(2) of 1933 Act
Jose Morattalla	25,000; 12/23/02; 12/23/05	$1.75	25,000 (issued 12/23/02)	Acquisition of Intellectual Property	§4(2) of 1933 Act
J. E Liss & Company			100,000 (issued 1/22/01)	Financial consulting services rendered in 2000	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Irwin Renneisen			10,000 (issued 2/19/01)	Business consulting services	§4(2) of 1933 Act
Joseph Py			50,000 (issued 5/6/2002)	Financial consulting services rendered in 2001	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Terry Dunne			110,000 (issued 4/1/01) 20,000 (issued 4/1/01)	Financial consulting services rendered in 2001 Investor relations/services in connection with a private placement	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Charles Cleveland	25,000; 9/10/01; 9/10/06	$1.00	-0-	legal services	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Liss/Crow Wing LP			100,000 (issued 1/22/01)	Financial consulting services rendered in 2001	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Simco Group, Inc.			120,000 (issued @ 10,000 per month during 2002)	Financial consulting services	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Simco Group, Inc			22,500 (issued 3/20/2002)	Financial consulting services	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Simco Group, Inc			100,000 (issued 6/17/2002)	Financial consulting services	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Stan Gray	50,000; 8/2/02; 8/1/04 50,000; 11/3/03; 8/1/05	50,000 @ $2.00 50,000 @ $2.50	-0-	Investor relations services performed for a period of two years	§4(2) of 1933 Act
Summit Investor Relations, Inc			72,000 (issued 8/1/2002)	Financial public relations services	§4(2) of 1933 Act
Richard Sweetser	75,000; 12/1/02; 12/1/05	$1.50	-0-	for services as an advisor to the Board of Directors	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
George More	75,000; 1/1/03/ 1/1/06	$1.50	-0-	for services as an advisor to the Board of Directors	§4(2) of 1933 Act/ §3(b), Regulation D, Rule 506
Eddie Heinemeier			35,000 (issued 2/19/01)	Exchange for accounts payable for payroll services	§4(2) of 1933 Act
Dennis Roth (employee of Chesapeake Securities Research Corp)	120,000; 7/12/01; 7/12/05 150,000; 7/12/02; 7/12/05	$1.00 $1.00	3,000 (issued 8/22/03); 6,000 (issued 7/24/02); 500 (issued 11/14/03; 20,640 (issued 6/19/03);	Investor relations/services in connection with a private placement	§4(2) of 1933 Act
Edith Littnan			6,000 (issued 2/26/01)	exchange for interest expense ($3,000)	§4(2) of 1933 Act
S. Gretchen Buck			2,000 (issued 4/6/01) 419 (issued 12/18/01)	exchange for interest expense ($1,000) exchange for interest expense ($750)	§4(2) of 1933 Act

PowerCold Corporation Form 10K/A - December 31, 2003

(a) Individual	(b) Number of Options Granted/Grant Date/Expiration Date	(c) Exercise Price	(d) Shares Issued/Date issued	(e) Services Performed	(f) Exemption
Jaivier Garcia			500 (issued 12/20/02)	Employment bonus	§4(2) of 1933 Act
Rudy Moralas			500 (issued 12/20/02)	Employment bonus	§4(2) of 1933 Act
Mark Risse			500 (issued 12/20/02)	Employment bonus	§4(2) of 1933 Act
Cheryl Witherall			500 (issued 12/20/02)	Employment bonus	§4(2) of 1933 Act
Gary Chafee			20,000 (issued 2/19/01)	Compensation in lieu of cash	§4(2) of 1933 Act
Kristy Allen			500 (issued 12/20/02)	Employment bonus	§4(2) of 1933 Act
Dean Calton			20,000 (issued 2/19/01) 3,000(issued 2/20/02)	Compensation in lieu of cash	§4(2) of 1933 Act
Joseph Browning			3,889(issued 2/20/02)	Compensation in lieu of cash	§4(2) of 1933 Act
Joseph Cahill			7,779(issued 2/20/02)	Compensation in lieu of cash	§4(2) of 1933 Act
James Chieieleison			8,000(issued 2/20/02)	Compensation in lieu of cash	§4(2) of 1933 Act
Dean Calton			8,000(issued 2/20/02)	Compensation in lieu of cash	§4(2) of 1933 Act
Henry Mark			10,000 (issued 10/2/01) 6,667(issued 2/20/02)	Employment Bonus Compensation in lieu of cash	§4(2) of 1933 Act
Kristy Allen			2,560(issued 2/20/02)	Compensation in lieu of cash	§4(2) of 1933 Act
Gray Hofer			2,000(issued 2/20/02)	Employment bonus	§4(2) of 1933 Act
Joseph Cahill			25,000 (issued 1/3/02)	Compensation for services from 1/1/02 through 6/30/02	§4(2) of 1933 Act
Joseph Cahill			50,000(issued /17/02)	Services rendered relating to Power Sources, Inc.	§4(2) of 1933 Act
Roger Canales, Sr.			2,667(issued 7/15/02)	Employee compensation at termination	§4(2) of 1933 Act
Chesapeake Securities			47,228(issued /30/02) 2,813(issued 5/6/02) 5,160(issued 6/30/03	Investment placement services	§4(2) of 1933 Act
Econ Investor Relations			12,000(issued /15/02)	Financial public relations	§4(2) of 1933 Act
Philadelphia Brokerage Corp.			70,000(issued 8/5/03)	Obtained through warrant exercise issued for investment placement services	§4(2) of 1933 Act
Shareholders Intelligence Services			50,000(issued8/13/03)	Investor relations services	§4(2) of 1933 Act
Stan Gray Summit Investor Relations			72,000(issued10/1/03)	Investor relations services	§4(2) of 1933 Act
Robert W. Yoho			200,000 (issued 12/26/02)	ABT asset purchase	§4(2) of 1933 Act

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

Management is projecting that operating revenues  should continue to  increase in 2004 and 2005 based upon the increasing size of the portfolio of job bids and our historical closing rate of 10% to 15% of bid jobs on a quarterly basis.  After years of extensive product development, 2003 was the Company’s first year of sales and marketing operations.  Management expects the Company’s major revenue growth from its wholly owned subsidiary PowerCold ComfortAir Solutions, Inc., which provides turnkey design build HVAC applications for new and retrofit construction.  The 2003 reorganization of the Company’s three wholly owned subsidiary companies and their respective products are expected to fulfill the Company's current and long term strategic plans.

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

Specific Risks Related to Our Business

We are subject to government regulations that may impose additional technology requirements to our products, which may increase our manufacturing costs, thus reducing our profitability.

Environmental regulations affect our business. There are many federal, state and local rules and regulations governing the environment.  The environmental laws affecting us most relate to the use of chemicals in refrigeration and heating systems and equipment and to minimum energy efficiency standards.  Some chemicals used in air conditioning and refrigeration equipment products may affect the ozone layer. None of our products use the banned chemicals and all of our equipment meets or exceeds current minimum energy efficiency standards as they apply to our existing product offerings.. Our equipment uses substitutes for environmentally destructive chemicals such as Freon.  Failure to meet those regulations would seriously affect our income if the equipment we manufacture for the   commercial heating and air conditioning market becomes obsolete.  As a result our business is subject to extensive, frequently changing, federal, state and local regulation regarding the following:

-     health safety and environmental regulations;

-     changing technology requirements.

Some of these laws may restrict or limit our business. Much of this regulation, particularly technology requirements, is complex and open to differing interpretations. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue our operations. If we are required to alter our practices, we may not be able to do so successfully. The occurrence of any of these events could cause our revenue and earnings to decline.  Changes in regulations specifically governing the use of certain refrigerants may make some of our equipment designs obsolete, causing us to increase spending on research and development and impair the value of our patents. The magnitude of such risk cannot be quantified and would be speculative.  If our intellectual property were entirely impaired assets could be reduced by as much as $1,266,000.

PowerCold Corporation Form 10K/A - December 31, 2003

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability. Independent auditors have expressed substantial uncertainties for our continuation as a going concern

We have incurred net losses each year since our inception in 1987 including net losses of approximately $2,656,548 for the year ended December 31, 2003, $4,291,443 in 2002 and $2,328,402 in 2001. As of December 31, 2003, we had an accumulated deficit of approximately $16,277,470. The time required to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.  The “cash burn”, defined as the net loss for the period less depreciation, (the average is calculated by dividing by the interval period)  The average quarterly cash burn for 2003 was $635,216.

Our financial statements for the year ended December 31, 2003, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $16,277,470 as of December 31, 2003. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. The number of employees has varied over the previous eighteen month and to some extent is dependant upon the backlog of orders from products manufactured by us.  There has been a net increase in the sales and marketing staff in an effort to increase revenue. This trend is expected to continue as the customer base expands.  Substantial increases in the cost of certain raw materials such as copper tubing and polyethylene resin may temporarily impact, in a negative way, the gross profit margins of equipment sold.  The cost of insurance coverage and regulatory compliance continues to escalate with little near term relief expected. We will need to generate significant additional revenues of at least $5,000,000 to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

We will need additional funds in the future, which may not be available to us. If we do not secure additional financing, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We require substantial working capital to fund our business. . We need at least $212,000 in funds per month to operate. We have had significant operating losses and negative cash flow from operations. Additional financing may not be available when needed on favorable terms or at all. If adequate  funds  are  not available or are not available on acceptable terms, we may  be  unable  to  develop  or  enhance our product line of evaporative condensers and fluid coolers, take advantage of approved vendor status with major hospitality chains  or  respond  to  competitive  pressures,  which  could result in a reduction of revenue growth or significantly reduced revenue.  Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated or find it necessary to reduce the size of our workforce limiting our ability  to respond rapidly to design and engineering requests and bid on new projects.

The loss of Francis L. Simola could impair the growth of our business.

We do carry key-man life insurance on our chief executive officer, Francis L. Simola in the amount of $1 million. If he dies or becomes disabled, we would have to divert time and money to locate an experienced replacement. To do so would be time consuming and expensive.  We would be competing against large companies seeking similar candidates. A loss of Mr. Simola would hurt our operations and financial condition as he has directed us since formation.  There is no one else associated with us who can manage our operations like Mr. Simola.  The magnitude of the risk to us would be at least $200,000 per year in salary costs, plus additional compensation.

PowerCold Corporation Form 10K/A - December 31, 2003

Our Stock Value has fluctuated in an abrupt and volatile manner in the past and may do so in the future which may impair our ability to raise capital through equity offerings.

Our stock is traded on the Electronic, Over the Counter Bulletin Board. Stocks that trade on the OTC Bulletin Board tend to experience dramatic price volatility.  The trading price of our common stock has been subject to significant fluctuations to date and could be subject to wide fluctuations in the future, limiting our ability to raise capital at favorable terms and increasing the cost of capital in the equity markets.  The lower our stock trades, the greater the dilutive effect upon stockholder value if equity offerings are used to raise capital.

If we fail to adequately protect our proprietary technologies, third parties may be able to use our technologies, which could prevent us from competing in the market.

Our success is dependent upon our proprietary information and technology. We rely on a combination of patent, contract, trademark and trade secret laws and other measures to protect our proprietary information and technology. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, patents may not be issued under future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. It may also be particularly difficult to protect our products and intellectual property under the laws of certain countries in which our products are or may be manufactured or sold. There can be no assurance that the steps we have taken to protect our technology will be successful.

We believe our products and technology do not infringe on any proprietary rights of others. Any claims for infringement, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Any successful infringement claim could result in a cessation of operations and limit funds available for operational needs as we do not have insurance coverage that provides for the legal defense of intellectual property. Legal defense costs in intellectual property actions are extremely costly and lengthy in duration.

We operate in an intensely competitive industry with rapidly evolving technologies, and our competitors may develop products and technologies that make ours obsolete.

We are in an extremely competitive market. We compete because of our service, price, quality, reliability and efficiency of our products. Several of our competitors have more money. Several of the Companies we compete with are RECold, BAC, and Evapco, York, and Carrier.

Our stock price is likely to be below $5.00 per share and is currently a "Penny Stock" which will place restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as "penny stock" under the Securities Exchange Act of 1934, and its rules. The SEC has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions.

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. If our common stock becomes subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock, if such trading market should occur. As a result, fewer broker-dealers are willing to make a market in our stock. You would then be unable to resell our shares.

PowerCold Corporation Form 10K/A - December 31, 2003

Anti-Takeover Provisions In Our Charter Documents And Nevada Law Could Make A Third-Party Acquisition Of Us Difficult. This Could Limit The Price Investors Might Be Willing To Pay In The Future For Our Common Stock.

Provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders and our amended and restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. These provisions could also have the effect of delaying or preventing a change in control. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERCOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

POWERCOLD CORPORATION

TABLE OF CONTENTS

December 31, 2003

INDEPENDENT AUDITOR’S REPORT

38

FINANCIAL STATEMENTS

Consolidated Balance Sheets

38

Consolidated Statements of Operations and Comprehensive Loss

39

Consolidated Statement of Stockholders’ Equity

40

Consolidated Statements of Cash Flows

42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

44

(Logo of Williams & Webster, PS)

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 21, 2004

   Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA

   Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201

   Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions.  During the year ended December 31, 2003, the Company determined that current year bad debt charges were covered by the previously recorded allowance.  As of December 31, 2003, the Company’s management believed there were no uncollectible receivables and therefore no addition to the allowance account was deemed necessary at December 31, 2003.

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

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net loss as reported	$(2,656,548)	$(4,291,443)	$(2,328,402)
Adjustment required by SFAS 123	(492,597)	(553,975)	(345,277)
Pro forma net loss	$(3,149,145)	$(4,845,418)	$(2,673,679)
Pro forma net loss per share, basic and diluted	$(0.16)	$(0.28)	$(0.18)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2001	2,797,558	$0.74
Granted	895,000	0.96
Exercised	-	-
Rescinded or expired	-	-
Outstanding and exercisable, December 31, 2001	3,692,558	0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,095,891	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding at December 31, 2003	4,052,283	$1.16

Exercisable at December 31, 2003	3,482,283	$0.91
Weighted average fair value of options granted during 2003:		0.69

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

ITEM 9.    CONTROLS AND PROCEDURES.

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

PowerCold Corporation Form 10K/A - December 31, 2003

Summary Compensation Table

--------------------------------------------------------------------------------------------------------------------------------------------

Long-Term Compensation

     ---------------------------------------------------------------

Annual Compensation

     Awards

          Payouts

----------------------------------------------------------------------

----------------------------

-------------------------

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

All

and

Annual

Stock

Underlying

LTIP

Other

Principal

Year

Salary

Bonus

Comp.

Awards

Options

Payouts

Comp.

Position

  ($)

   ($)

 ($)

($)(1)(2)

 (#)(3)

     ($)

   ($)

---------------

------

-----------

---------

 ----------

----------

-------------

-----------

------------

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

PowerCold Corporation Form 10K/A - December 31, 2003

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants (1)

----------------------------------------------------------------------------------------------------------------------

(a)

(b)

(c)

(d)

(e)

Name

Number of Securities

% of total Options

Exercise or

Expiration

Underlying Options

granted to employees

or base price

Date

Granted (2)

in fiscal year

$/share

-----------------

----------------------------

---------------------

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

Individual Grants (1)

-----------------------------------------------------------------------------------------------------------------------------------------

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

(5)

Director

(6)

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

Balance Sheets – December 31, 2003, 2002 and 2001

Statements of Operations – Years ended December 31, 2003, 2002 and 2001

Statements of Stockholders’ Equity – Years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(3) Exhibits:

(10)	Shun Cheong Electric Engineering Co., Ltd. Exclusive Agency Agreement
(23)	Consent of Independent Auditors
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of Francis L. Simola
(31)(ii) Certification of Joseph C. Cahill
(32)	Section 1350 Certifications
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

Dated:  January 10, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated:  January 10, 2005

By:  /s/  Joseph C. Cahill

Joseph C. Cahill

Director and Secretary

Chief Financial Officer

Dated:   January 10, 2005

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated:  January 10, 2005

By:  /s/  Grayling Hofer

Grayling Hofer

Treasurer

Chief Accounting Officer

Dated:  January 10, 2005