Form 10-Q/A
period 2004-09-30
POWERCOLD CORP
filed 2005-01-18
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Financial Condition and Results of Operations.

11

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

20

Item 4.

Controls and Procedures.

20

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

22

Item 2.

Changes in Securities.

23

Item 3.

Defaults Upon Senior Securities.

23

Item 4.

Submission of Matters to a Vote of Security Holders.

23

Item 5.

Other Information.

23

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

24

Certifications

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

During the three months ended September 30, 2004, the Company issued 300,000 common stock warrants exercisable at $1.87 per share, for three years from date of issuance on August 30, 2004 as consideration for investment banking services.  The warrants expire on August 30, 2007.  The company issued 615,000 warrants to purchase common stock on July 29, 2004 in connection with a 5,000,000 convertible debt funding.  The warrants have a three year term and expire July 29, 2007.  The exercise price is $2.63 for 300,000 warrants to purchase common stock and $3.07 for 315,000 warrants to purchase common stock.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation.  The following assumptions were made in estimating fair value:  risk-free interest of 4%, volatility of 75%, expected life of one and five years and no expected dividends.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

<r>The Nauticon patented products are simple to manufacture.  They are used for evaporative condensers, fluid coolers, sub-coolers, commercial and industrial refrigeration system components, and custom refrigeration products for commercial and industrial applications.  Nauticon products can reduce power cost for air condition and refrigeration applications by up to 40% when used as a replacement for air cooled condensers.  The efficiency of water cooled condenser technology is well understood in the industry and is the preferred method in large central chiller plants reducing kW per ton of cooling for chilled water air conditioning from a typical 1.08 kW/ton at a suction temperature of 45 F and condensing temperature of 130 F for air cooled condensers to 0.67 kW/ton at a suction temperature of 45 F and condensing temperature of 95 F for evaporative (water) cooled condenser, a 38% reduction in kW demand. Capacity and power consumption is estimated from data published in the ASHRAE 1996 Handbook, HVAC Systems and Equipment Handbook, Chapter 34.6, Fig. 1 Capacity and Power-Input curves for Typical Hermetic Reciprocating Compressor. PowerCold has continued to invest in and improve the Nauticon product line, expanding its product offerings ranging from a single 10-ton unit up to 300-ton or more multi-unit systems. The company has three patents related to the Nauticon product line. </r>

PowerCold ComfortAir Solutions, Inc. – PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing for all U.S. operations offering high efficiency design build HVAC solutions for new and retro-fit commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities, and office buildings. PCS provides these national accounts with turnkey solutions for the design, engineering and installation of energy efficient HVAC solutions. The Company’s services are specifically targeted toward large national accounts, such as hospitality providers and national retailers who standardize their HVAC systems across all of their properties.

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

<r>PowerCold International Ltd. – The Company was incorporated as a new operating subsidiary effective July 1, 2003.  PowerCold International markets all company products and system applications worldwide through various alliances and marketing agencies.  Agents and alliances are being organized in various countries worldwide to market and support the company’s products and application systems.  Two alliances include: Shun Cheong Electrical Engineering Co., Ltd., Hong Kong, and Industrias Polaris S. A., Monterrey, Mexico. We executed an exclusive marketing agreement with Shun Cheong for Hong Kong and the surrounding area for Nauticon products.  The exclusive nature of the agreement included minimum purchase requirements which have not been achieved.  The agreement is being reoffered on a non-exclusive basis or will be terminated for reasons of nonperformance.  </r>

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

PowerCold Technology, LLC - The Company was recently formed on February 12, 2004 pursuant to the LLC Act and other applicable laws of the State of Nevada. All assets of the Company related to patent rights, trade names, trademarks, copyrights, licenses, trade secrets, inventions, intellectual proprietary rights and “know-how” will be owned by PowerCold Technology, LLC, a wholly owned subsidiary company of PowerCold Corporation. PowerCold Technology will license “assets” to PowerCold subsidiary companies and other third party company’s world wide on a non-exclusive basis.

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

<r>PowerCold® has authorized the sale of a three year $5 million Secured Convertible Term Note to Laurus that is payable in cash or convertible into shares of the Company's common stock.  Amortizing payments of the Note will begin on February 1, 2005.  The monthly interest rate is prime rate plus one per cent and shall not be less than five percent and no more than eight percent.  The initial fixed conversion price of $1.87 per share is equal to 107% of the average closing price for the twenty-two trading days prior to the date of the Note.  The fixed conversion price of $1.87 per share is applicable when the PowerCold stock average closing price for the five days prior to the repayment date (the first of each month) is at or above 110% of the fixed conversion price. Conversion at less than the fixed conversion price is set at 90% of the average of the five lowest trading days in the 22 trading days prior to the repayment date.  The fixed conversion price cannot be less than $1.10 per share.  Conversion is limited to 35% of the aggregate trading volume of the 22 trading days prior to the repayment date.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

Laurus can convert to equity any portion of the principal balance and accrued but unpaid interest subject to the limitations of the 35% aggregate trading limit for the 22 days prior to redemption and the 4.99% total holdings limitation with the only exceptions being default and prior 75 day notification by Laurus that they will exceed the 4.99% ownership limitation but will be restricted to a 19.99% limitation not to exceed 4,457,995 shares.</r>

In connection with the purchase of the Note, the Company issued a Common Stock Purchase Warrant that provides for the purchase of up to 615,000 shares of Common Stock, at the exercise price of $2.63 for 300,000 shares and $3.07 for 315,000 shares until July 29, 2007.

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

<r>The joint marketing efforts will target a number of specific customers and accounts including hotels, restaurants, healthcare facilities, and pharmacies.  </r>

Largo, FL, September 27, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today that its wholly-owned subsidiary, PowerCold ComfortAir Solutions, Inc. has partnered with the Halton Company to provide an innovative HVAC kitchen system that features Halton’s commercial kitchen ventilation systems and PowerCold’s energy efficient HVAC systems. Together these integrated systems reduce energy and maintenance costs and provide individual humidity and temperature control of the entire kitchen space.

Largo, FL. September 28, 2004 – PowerCold Corporation (OTCBB: PWCL) announced today that its wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc. has entered into a marketing agreement with an multinational hospitality company.  Under the terms of the agreement, PowerCold® will provide the engineering design, equipment, and installation of its proprietary HVAC plumbing and fire sprinkler systems for the Franchisees of the Company’s U.S. hotel chains.

With the signing of the agreement, PowerCold joins an exclusive group of hospitality industry suppliers who were selected for their product quality, service value, and ability to deliver on time.  This agreement effectively positions PowerCold for long-term growth and underscores the Company’s commitment to providing its customers with energy efficient, high quality HVAC products.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

Subsequent Events:

Largo, FL, October 20, 2004 – PowerCold Corporation (OTCBB:PWCL) announced today that it has been selected by another hotel chain as an approved vendor for PowerCold ComfortAir Solutions central HVAC system.   The preeminent multinational hospitality company develops, owns and manages, or franchises over 2,000 hotels.   PowerCold’s patented HVAC system was selected for its energy efficient design and equipment that provides guest rooms with clean fresh air and reduces operating costs.

This is the second hospitality company to approve the use of PowerCold’s proprietary central HVAC system.  A September 28, 2004 news release stated that PowerCold® entered into a marketing agreement with an multinational hospitality company, whereas PowerCold® will provide the engineering design, equipment, and installation of its proprietary HVAC system for the Franchisees of the Company’s U.S. hotel chains.

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

<r>Net Loss for the three-month period ended September 30, 2004 increased to ($552,098) from a prior period gain of $286,759 for the same quarter the prior year, and for the nine-month period ended September 30, 2004 increased 367% to ($1,877.535) from ($402,078) for the same period the prior year.  Net Operating Losses from continuing operations included charges of $250,000 for bad debt for the quarter and $559,249 for the nine months ended September 30, 2004 for debt funding services. Sales, marketing and advertising expense increased with added personnel and travel expense.  The net loss in the nine month comparable prior period included a one time gain of $237,529 in the second quarter of 2003. Operating losses increased due to lower gross profit margins due to competitive pressures in the pursuit of new business and increased operating expenses related to the replacement of hot water heating equipment at three hotels that did not satisfy design specifications. The net loss increased due to higher operating loss and interest and financing expenses totaling more than $300,000 for the nine month period ended September 2004. As a result, a lawsuit has been filed against the equipment manufacture to recover the cost of replacement equipment and installation expense in the amount of $160,000.  The net loss increased due to the higher operating loss and interest and financing expense for the convertible debt funding concluded on July 29, 2004 totaling more than $300,000 for the nine month period ended September 30, 2004. It is expected that quarter operating losses will decline as revenue increases margins improve and operating expenses remain stable, however there is no guarantee that operating expenses will not increase or that margins will improve.</r>

Net Loss Per Share for the three-month period ended September 30, 2004 increased to ($0.03) from ($0.01) for the same quarter the prior year, and for the nine-month period ended September 30, 2004 increased to ($0.09) from ($0.02) for the same period the prior year. Net loss per share was based on weighted average number of shares of 22,184,710 for the three-month period ended September 30, 2004 and 19,102,066 for the three month period ended September 30, 2003.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

<r>The Company’s sales and revenue continue to grow through the nine month period in 2004.  Total revenue of $7,348,302 for the nine months ended through September 30, 2004 exceeded the total annual revenue of $4,070,476 for 2003 and $1,505,890 for 2002.  The Company anticipates new contracts to exceed $5 million through the fourth quarter 2004 and has over $38 million in proposals in process with various national account customers.   The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter and generate revenue from those contracts through the following six – fifteen month installation cycle based upon the historical closure rate for the company over the last two years and the increase in sales and marketing staff to capitalize upon the number of outstanding proposals with national chain accounts. We anticipate reduced losses with increased revenue but will not attain profitability in the fourth quarter of 2004.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of four new chains.</r>

PowerCold Products production facility has continued to improve its operations with an emphasis on cost reduction programs and new sales initiatives focused on volume markets for Fluid Coolers and Evaporative Condensers.  Major new engineering and marketing programs related to the new plastic products have been implemented with direct emphasis on OEM companies. Newly designed fluid coolers that use DuPont’s Caltrel® plastic tubing have been shipped to a national restaurant chain and to several large fluid cooler OEM.   Some of the value and benefits of the new plastic tubing to OEM companies are: improved coil scale shedding over copper tubing, superior corrosion resistance of the coil compared to copper construction, lower water usage, and lower maintenance cost.

<r>Operating expenses increased 36.2% to $994,772 for the quarter and for the nine months increased 46.3% to $3,173,988.  Operating expenses increased primarily due to, additional accounting and legal expense related to new financing, legal and accounting expense for two stock registrations, legal defense in two lawsuits, legal expense in action against a vendor and a general contractor, higher insurance premium based upon revenue, the replacement of the hot water heating system in three hotels and funding as compared to the prior year nine month period. General administrative costs declined by $33,244 or 18.2% for the three month period and increased by $570,795 or 35.8% due primarily to legal, accounting and funding expense in the third quarter plus one-time charges related to the installation of new enterprise accounting software, communications related improvements and compliance programs in the first and second quarter.  Additional adjustments related to specific product cost issues are being implemented and will reflect greater profit margins going forward.  Lower than anticipated R & D expenditures for plastic products contributed to cost containment as several products under development have advanced to the field test and marketing stage.  </r>

The Company's Consolidated Balance Sheet as of the third quarter ended September 30, 2004 compared to year ending December 31, 2003:

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

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

<r>During the three months ended September 30, 2004, the Company issued 300,000 common stock warrants exercisable at $1.87 per share, for three years from the date of issuance as consideration for investment banking services.  The warrants expire on August 30, 2007.  The Company issued 615,000 warrants to purchase common stock on July 29, 2004 in connection with a $5,000,000 convertible debt funding.  The warrants have a three year term and expire July 29, 2007.  The exercise price is $2.63 for 300,000 warrants to purchase common stock and $3.07 for 315,000 warrants to purchase common stock.  The fair market value of the warrants was estimated on the date of grant using Black Scholes Calculation.  The following assumptions were made in estimating fair value:  risk free interest 4%, volatility 75%, expected life of one to five years and no dividends.</r>

During the three months ended September 30, 2004, the Company granted 461,111 common stock options for Company employees with an exercise price of $1.65 per share expires July 30, 2009.

<r>Liquidity and Capital Resources:  At September 30, 2004, the Company’s working capital increased to $2,585,667 from a $159,083 position at December 31, 2003 as a result of the cash from the convertible debt funding on July 29, 2004 and higher accounts receivable during the third quarter.  The collection of accounts receivables is contingent on our ability to fulfill the terms and condition of customer contracts. Cash increased from $374,678 at year-end to $1,473,411 as of September 30, 2004 due to the convertible debt funding completed on July 29, 2004.  The initial national chain store and hotel installations are learning experiences that have resulted in slow payments increasing accounts receivable. As additional stores and hotels are installed the installation cycle for the same building design is improved, reducing installation issues and delays in construction improving our prospects for collecting receivables at an earlier date improving our cash flow. Inventory movement decreased to $116,429 from the previous quarter but was up 944% from prior year end due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.  Record quarterly sales drove accounts receivable to new levels. Overall, our ability to produce sufficient cash should continue to improve as we gain greater experience delivering and installing the same repetitive designed chain store and restaurant account.  </r>

Status of Operations: Management intends to continue to utilize and develop the intangible assets of the Company.  At September 30, 2004, intangible assets comprised 10% of the Company's total assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

September 30, 2004

assets, upon which profitable operations will be based, will occur.  Management believes that its working capital is sufficient to support its growth plans for 2004.  The Company recently became the beneficiary of up to a $25 Million financing program from a major commercial mortgage corporation, which provides the Company and its customers a leasing credit facility.  And the Company also recently received $5 million in convertible debt financing on July 30, 2004.

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

Date: January 11, 2005