Form 10-K
period 2004-12-31
POWERCOLD CORP
filed 2005-03-31
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2008 Estimated average burden hours per response: 2,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

or

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

POWERCOLD CORPORATION

(Name of small business issuer in its charter)

NEVADA	000-30709	23-2582701
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

PO BOX 1239, 115 Canfield Road, La Vernia, Texas	78121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 830-779-5213

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,  $0.001 Par Value, OTC -BB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes       [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  [   ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $38,025,246. This figure is based on a closing price of $1.70 on June 30, 2004.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   23,485,817 shares of Common Stock outstanding as of  March 28, 2005.

Documents Incorporated by Reference: See index to exhibits, page 69

SEC 1673 (3-05)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

INDEX

PART I

Page

Item 1.

Business

3

Item 2.

Property

14

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

16

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

17

Item 6.

Selected Financial Data

19

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

19

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 8.

Financial Statements and Supplementary Data

28

Item 9.

Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

63

Item 9A.

Controls and Procedures

63

Item 9B.

Other Information

63

PART III

Item 10.

Directors and Executive Officers of the Registrant

63

Item 11.

Executive Compensation

65

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

67

Item 13.

Certain Relationships and Related Transactions

68

Item 14.

Principal Accounting Fees and Services

68

PART IV

Item 15.

Exhibits, Financial Statement Schedules

69

Signatures

70

PART I

ITEM 1.   BUSINESS

General

PowerCold Corporation, (PowerCold)® (OTCBB: PWCL), designs, develops and markets  energy efficient heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are two of the more energy intensive operational costs many businesses face.   Increasing power costs and new clean air regulations have prompted corporations of all sizes to focus both on energy savings and indoor air quality.  PowerCold's proprietary energy efficient products provide a clean comfort air environment and reduce power costs for air conditioning, refrigeration and on-site building power through the use of evaporative cooling condenser technology integrated with other synergistic, energy conserving designs and equipment when compared to standard air cooled condensing refrigeration and air conditioning technology.

PowerCold operations include four wholly owned subsidiary companies with respective operating divisions:  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey high efficiency HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings.  Two operating divisions of PCS include Applied Building Technology (ABT) that supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES) that supports related energy products including generators and engine driven chillers. PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing. PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold Technology, LLC, (PCT) is a limited liability company, formed on February 22, 2004 (“PCT”) to hold title to all of our intellectual property as well as licensing such intellectual property.  PowerCold Technology, LLC licenses intellectual property rights to PowerCold Products, Inc. and PowerCold ComfortAir Solutions, Inc.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products.

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

During the year ending December 31, 2003 the company elected to fully dispose of Technicold Services, Inc (TSI). During the year ended December 31, 2002 the company elected to fully dispose of Channel Freeze Technologies, Inc. (CFTI). Channel Freeze Technologies, Inc. was formed in September 1998, as a PowerCold subsidiary, to acquire certain assets of Channel Ice Technologies. The technology included a proprietary patent for a multi-purpose freezing system. During 2002 the company decided to allocate all its resources to its current product line. Management decided there was no synergy for the Channel Freeze technology and does not envision the product in the Company’s future business plans. The Company elected to discontinue CFTI, as an operating entity in 2002, and returned its intellectual property to the previous owners in exchange for a release from an unpaid liability of $200,000 as well as a release from any other contingent or future liabilities.

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

The acquisition included: the business assets including intellectual property, inventory and packaging capability; North American rights to the small 65 series Mazda natural gas engine block, subject to a new Mazda Agreement; and a Distributor Agreement for the Rotary Power 580 series engines from Rotary Power International, Inc.  In August 2000 Rotary Power Enterprise signed a non-exclusive manufacturing license agreement for the 580 series natural gas engine with Rotary Power International. During 2002, Rotary Power Enterprise was dissolved as an operating entity; the Company merged all its assets into PowerCold Energy Systems.

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

Major PowerCold Products, Inc customers constituting 10% or more of annual revenue.

2002

Alturdyne Inc. $100,204; 15.8% of revenue; E-PAK Technology, Inc. $315,991; 49.8% of revenue

2003

Shun Sheong Electrical Engineering $129,066; 39.9% of revenue; ACCRA-TEMP, Inc. $35,135; 10.9% of revenue; E-PAK Technology, $39,510; 12.2% of revenue; Trane – Clarksville, $44,035; 13.6%.

2004

None

PowerCold Products operates out of facilities located in LaVernia, Texas.  Effective January 1, 2004, the commercial sales of products manufactured by PowerCold Products, Inc. were sold through PowerCold ComfortAir Solutions, Inc.

During Fiscal 2004/2003/2002, sales by PowerCold Products represented about 0%, 15.2% and 39.4%, respectively, of our total revenue; with export sales representing 0%, 3.87% and 0.88% respectively.

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

In this transaction, the Company paid $65,000 cash, assumed two lines of credit [At December 31, 2003, 2002 and 2001, notes payable consisted of an unsecured line of credit bearing interest at 7% which was assumed as part of the consideration for the acquisition of a technology license and intellectual property in December 2002.  The line of credit is payable to Royal Bank of Canada for $34,014 U.S ($50,000 Canadian).  The Company made interest only payments on this line of credit which is unsecured.  Interest expense on this loan was $2,430 for each of the years ended December 31, 2002 and 2001.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan which was in the name of Steven and Susan Clark and remains in dispute as of the date of this filing, The second line of credit was with TD Bank Credit Line for $3,401.40 ($5,000 Canadian) which was paid in 2001, forgave a payment of $28,571 from projects in process, issued 100,000 shares of its common stock shares valued at $50,000 for a technology license, and granted 150,000 of stock options at $1.00 per share.  This technology was then placed into a newly formed, wholly owned subsidiary of the Company, PowerCold ComfortAir Solutions, Inc. formerly, Ultimate Comfort Systems.

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

PCS expects significant growth to come from this multi-market channel once the national account agrees to use PowerCold’s system in new locations, as well as in their existing ones. The Company has installed twenty-one of the large building systems for three major hotel chains and various extended care facilities and more than eighty packaged HVAC systems for retail national chain accounts in the U.S.

Major PowerCold ComfortAir Solutions, Inc customers constituting 10% or more of annual revenue.

2002

All Facility Service PLC, $277,633, 31.7% of revenue; Buron Construction $191,360, 21.8%of revenue; Dick Anderson Co., $208,044, 23.7% of revenue

2003

Zakco Commercial Consultants, Inc, $800,000, 19.3% of revenue; Alturdyne, $460,000, 11.1% of   revenue.

2004

Wingate Inn New Orleans (Gulf Development LLC) $1,485,754, 16.3% of revenue; Wingate Inn NV, $1,251,644, 13.8% of revenue; Health First $920,116, 10.1% of revenue.

PowerCold ComfortAir Solutions operates out of facilities located in Largo, Florida.

During Fiscal Years 2004/2003/2002, sales by PowerCold ComfortAir Solutions represented about 100%, 84.8% and 55.0% respectively of our total revenue; with export sales representing 2.9%, 0% and 15.9% respectively.

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

On February 27, 2003, PowerCold executed an Agency Agreement with Shun Cheong Electrical Engineering Co., Ltd., Kowloon, Hong Kong, to market and sell PowerCold Nauticon products.  Shun Cheong will be PowerCold’s exclusive agent in Hong Kong and Macao, and the non-exclusive agent for Shanghai and Guangdong Province, China. Shun Cheong Electrical Engineering Co., Ltd., a subsidiary of Shun Cheong Holdings Ltd. is a public multi-national design & build electrical and mechanical contracting firm with offices in China, Hong Kong, Macao and Qatar.  The company is involved in a wide range of building services including, electrical, HVAC, fire protection, building security, plumbing & water supply and environmental protection.

PowerCold Products, Inc. secured its first order in August 2003 from a public utility company in Hong Kong to retrofit four existing air condition chillers at the utility company’s corporate headquarters with 12 PowerCold Nauticon Evaporative Condensers. The original installed air-cooled chillers were converted to evaporative chillers. The utility expects to realize a greater than 15% electric demand savings from the conversion.  Shun Cheong has stated that this is the first of many such energy saving projects the company expects to install in the future due to the tremendous number of high rise buildings in Hong Kong and the strong push to convert existing air-cooled products to water-cooled, We executed an exclusive marketing agreement with Shun Cheong for Hong Kong and the surrounding area for Nauticon products.  The exclusive nature of the agreement included minimum purchase requirements which have not been achieved.  Shun Cheong was notified by registered mail on January 26, 2005 that the grant of exclusivity was changed to non-exclusive and provided notice of termination effective July 26, 2005 unless there is substantial compliance with Section 14(a) and Section 14(b) minimum purchase requirement of $300,000 for the first year and a 100% increase in the following year.

On March 24, 2003, PowerCold executed an agreement with Industrias Polaris S.A. of Mexico to manufacture a specialty line of private label, 4-pipe fan coils and air handlers designed for use in commercial buildings.  The Company hasn’t been entirely satisfied with the quality of the prototype fan coil units produced at Polaris and continues to buy from alternate suppliers while manufacturing issues at Polaris are resolved. The manufacturing of Nauticon® units by Polaris is no longer under consideration as another manufacturer in the United State has produced several units which are being tested.  On May 1, 2003 PowerCold executed a non-exclusive agency agreement with Polaris to utilize their extensive dealer network throughout Mexico to market PowerCold’s proprietary line of Nauticon evaporative condensers and PowerCold’s patented HVAC air treatment system for new and retrofit construction of hotels and other commercial buildings in Mexico.  As of March 1, 2005 no revenue has been generated from this agreement and will be terminated as of July 26, 2005 unless there is substantial compliance with Section 14(a) and Section 14(b) minimum purchase requirement of $100,000 for the first year and a 100% increase in the following year.

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

In January 2003, PowerCold announced collaboration with DuPont to test new plastic materials for air conditioning units.  In May 2003, PowerCold executed a Joint Development Agreement and a License Agreement with DuPont for their Caltrel® Fluid Energy Transfer System Applications. The two companies have been testing the use of new plastic heat exchangers in air condition systems in high humidity environments.  PowerCold management considers DuPont’s Caltrel® polymeric materials as the most advanced technology in the industry for HVAC plastic applications.  Subsequently, DuPont has agreed to let PowerCold manufacture heat exchange units for the industry, pending final terms and conditions.  PowerCold recently applied to the U.S. patent office for a new modular design heat exchange patent that has modular and flexible design components. During the fourth quarter of 2004 PowerCold shipped heat exchange units manufactured with Caltrel® generating revenue of $230,000.

In December 2003, PowerCold announced that it developed new vertical and horizontal fan coil air handlers for use with HVAC applications in commercial buildings.  Most commercial buildings use various types of copper and aluminum fan coils for air distribution. PowerCold’s new fan coil air handlers will be manufactured using DuPont’s plastic materials.

The company’s new PlexCoil™ fan coil design represents a very significant multi-million dollar business opportunity for new and retrofit fan coils.  From the review of published industry data from sources such as Industry market surveys, Prodcon, Eurovent/Cecomaf and competitive industry market sources, PowerCold estimates the U.S. fan coil market to be over three hundred million dollars and the global fan coil market to be over one billion dollars.  The United States Census Bureau report issued November 2004 for the year 2003 reported the value of shipments of Room Fan-Coil Air Conditioning units at $128,205,000, Central Station Air Handling Units (motor driven fan type) Blow Through at $88,980,000 and Heating and Ventilation at $34,644,000.  In addition Coil Sales by original equipment manufactures intended for resale or assembly into equipment by other manufactures constructed from copper and aluminum totaled $222,763,000.  European data collection published in May of 2004 for 2003 by Eurovent/Cecomaf estimates the European Fan Coil Units market at $350,000,000 Euros and Air Diffusion Devices at $680,000,000 Euros.

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

The Company maintains Corporate Offices in La Vernia, Texas, and an administrative office in Philadelphia, Pennsylvania.  PowerCold Products, Inc. administrative, engineering and manufacturing facilities are located in La Vernia, Texas.  PowerCold ComfortAir Solutions, Inc., sales, administrative and engineering facilities are located in Largo, Florida.  International Sales & Marketing offices are located in the PowerCold ComfortAir facility in Largo, Florida.

Products

Nauticon Evaporative Condensers - The Company envisions a worldwide market demand for its proprietary evaporative condensing systems use in air conditioning systems. The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost due to the self cleaning coils that shed scale, no water treatment chemicals required, the dump flush water control saving up to 43% of the water recommended for Traditional Bleed Method in the ASHRAE 2004 “Systems and Equipment Handbook” Chapter 36.18 – 36.19 and the resulting lower maintenance needs. They are used for evaporative condensers, fluid coolers, sub-coolers, refrigeration system components and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% when used as a replacement for air cooled condensers which are typically utilized on many refrigeration and air conditioning systems smaller than 200 tons.  The efficiency of water cooled condenser technology is well understood in the industry and is the preferred method in large central chiller plants reducing kW per ton of cooling for chilled water air conditioning from a typical 1.08 kW/ton at a suction temperature of 45 F and condensing temperature of 130 F for air cooled condensers to 0.67 kW/ton at a suction temperature of 45 F and condensing temperature of 95 F for evaporative (water) cooled condenser, a 38% reduction in KW demand. Capacity and power consumption is estimated from data published in the ASHRAE 2004 Handbook, HVAC Systems and Equipment Handbook, Chapter 34.6, Fig. 2 Capacity and Power-Input curves for Typical Hermetic Reciprocating Compressor.   Nauticon units are free of water treatment chemicals, self-cleaning, low-maintenance evaporative condensers. Nauticon’s primary advantage is energy savings, yielding EER ratings as high as 18 even as the industry, through regulation, changes to lower efficiency refrigerants. Nauticon products provide a cost effective alternative to the less energy efficient air cooled condenser typically utilized on commercial roof top refrigeration and AC units.  The industry faces serious changes for the first time in years due to energy and environmental concerns worldwide.

Competition - varies from the small to the very large air condition manufactures in the industry, all competing for this multi billion-dollar industry. The Company believes that it has a truly unique product concept that serves a very wide arena of commercial applications for the national market as well as the international market. There is minimal competition from any one manufacturer within the capacity range of evaporative condensers produced by PowerCold. Marketing of the Nauticon systems is focused primarily the mid-range, 40 to 250 ton systems because there is much less competition, a great advantage to Nauticon and its unique patented product. Direct competitive systems are marketed by some of the major competitors in the industry; large systems by Evapco and BAC, smaller systems by Recold.  These competitors are well established and have substantially greater financial and other resources. Based upon the internal research of our sales and marketing staff no single manufacturer has combined all the features of the patented Nauticon unit which include condensing coils that continuously shed scale without the use of water treatment chemicals, lower water usage than competitive traditional constant water bleed systems through the use of programmed cycles that dump/flush the water sump and an enclosure constructed on non-metallic, corrosion resistant, high density molded polyethylene. The Nauticon units are low maintenance as the result of the scale shedding feature, treatment chemical free sump water, dump/flush programming and corrosion resistant enclosure. The Company is very confident that its Nauticon™ products have many important advantages over competition.

*

Typically less than 2-years payback on equipment from energy savings

*

Environmentally friendly; no chemical treatment of the water

*

Minimal maintenance expense and a desirably smaller footprint

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

*

High efficiency resulting in power demand reduction

*

Higher efficiency results in greater cooling capacity as compared to air cooled condensers

EV Chiller Systems – PowerCold Products designs and markets custom chiller systems utilizing the Nauticon evaporative condensers (EV Chillers). Four chiller systems are made available that meet a wide variety of industry requirements for HVAC and refrigeration system installations. EV-Chill: water chilling and refrigeration systems utilizing water evaporative condensers for commercial and industrial use.  EV-Cool: air conditioning units utilizing evaporative condensers for commercial and industrial use.  EV-Dry: dehumidification system utilizing evaporative fluid coolers to cool warm dry air for commercial and industrial use.  EV-Frig: refrigeration condensing units utilizing evaporative condensers for commercial and industrial use.

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

The dual use of the piping system provides cost effective, high quality, individual room temperature control to the hospitality industry without the use of through the wall compressors.  Guest rooms offer the precise comfort of a typical four-pipe air conditioning/space heating system at a lower installed cost achieved through the dual purpose use of the fire sprinkler system to deliver chilled water and the domestic hot water system to deliver hot water for space heating to the fan coil units eliminating the need to install two additional pipes.  Installation and construction costs are not significantly higher than conventional through-the-window Position Terminal Air Conditioners (PTAC) units.  The PowerCold ComfortAir System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling.  PowerCold’s HVAC system provides energy saving and operating advantages through the integration of energy recovery and other technologies to increase efficiency and reduce operating costs.

Competition – Based upon the internal research of our sales and marketing staff we believe there is no competition from a one-source vendor for the specialized hospitality market to support a totally integrated HVAC system.  No one has a patented, integrated piping system combined with an evaporative chiller system which includes the patented Nauticon evaporative condenser.  The major industry vendor’s including the large manufacturers such as Carrier, Trane and York are well established and have substantially greater financial and other resources to produce a chiller system, but none produce and install a complete turn key HVAC system designed with a patented integrated piping system, the patented Nauticon evaporative condensers, and the unique design features of the EV Chill product.

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

Reporting Segments- Revenue for the Nauticon product line and the EV-Chill product line are combined due to the fact that the Nauticon unit is an integral component of the EV-Chill package.  The two significant product lines contributing more than 15% of annual revenue is document in the table below for the reporting year 2002, 2003 and 2004.

Product Line	2002	2003	2004
Nauticon & EV-Chill	39%	15%	N/A
ComfortAir HVAC	55%	84%	91%

Customer Dependence – over the previous three years the revenue for the Nauticon & EV-Chill and ComfortAir HVAC products have increased due to increasing market acceptance. The revenue for the Nauticon & EV-Chill products is not concentrated in any one customer that would constitute more than 10% of annual revenue.  The rate of growth for ComfortAir HVAC products is the result of marketing to national chain accounts and hospitality franchisees which includes the sale of HVAC packages to entities with multiple locations.  The nature and long life of the products provided by PowerCold do not presuppose a continuous stream of revenue after the initial sale and installation.  New accounts and new locations from existing National Accounts are acquired on a regular basis. Sales to some National Accounts are transacted with franchisees and would not be expected to produce repeat business with the franchisee.  During the previous three reporting years Eckerd Drug Stores, at that time a wholly owned subsidiary of J.C. Penney, accounted for 13% of 2003 revenue.  J.C. Penney has sold its Eckerd Drug Stores to two pharmacy chain stores, CVS and Jean Couteau. PowerCold continues to supply its HVAC technology to Eckerd under its new ownership however three contracts scheduled for completion in 2004 have been cancelled, at a value of $162,000, due to store location market overlap. The loss of ten contract opportunities reduced anticipated revenue in the first, second and third quarters of 2004 by approximately $540,000. The loss of all business with the new Eckerd entities will slow the rate of revenue growth in HVAC products and staff reductions would be expected to compensate for a reduction in anticipated revenue. Future opportunities will be dependant upon establishing a National Account relationship with CVS and Jean Couteau.

Patents & Trademarks – We have five patents pending and own four patents, including:

*

patent pending U.S. Serial No. 10/244,936 Evaporative Condenser System;

*

patent pending U.S. Serial No. 10/328,877 Environmental Air Treatment System;

*

patent pending U.S. Serial No. 10/792,166 Stackable Heat Exchanger System;

*

patent pending U.S. Serial No. 60/400,609 Compact Heat Exchanger with High Volumetric Air Flow (Patent application 20050039892 Compact heat exchanger with high volumetric air flow, Calton, Dean, S.; et al. February 24, 2005 claims priority from and benefit of U.S. provisional patent application 60/400,609 filed August 2, 2002, which is incorporated by reference herein as if fully set forth in its entirety.); patent pending

*

U.S. Serial No. 10/661,023 Environmental Air Treatment System.

*

U.S. Patent No. 5,582,241 Heat Exchanging Fin with Fluid Circulation Lines Therewithin;

*

U.S. Patent No. 5,787,722 Heat Exchange Unit;

*

U.S. Patent No. 6,651,455 Evaporative Condenser System;

*

U.S. Patent No. 5,501,269 Condenser Unit;

We also own trademarks and copyrights, such as Nauticon® Serial Number 76146005, Registration Number 2703600, Date of Registration 04/08/2003, Section 8 notification due 04/08/2009, Section 8/9 renewal due 04/08/2013;  PowerCold® Serial Number 76357073, Registration Number 2697451, Date of Registration 03/18/2003, section 8 notification due 03/18/2009, section 8/9 renewal due 03/18/2013; BreezeMaster™ Serial Number 76521043, Date of Filing 06/06/2003, Law Office Publication Review Completed 03/01/2005, application will be published for opposition , PlexCoil™  Serial Number 76566065, Date of Filing 12/12/2003, Has cleared review and was published for opposition on 12/14/2004.

Patents & Trademarks – PowerCold holds four patents, for heat exchange and condenser technology for air conditioning, which expire seventeen years from date of issue, a ten year license on patent #5,183,102 for the integrated piping system technology which expires in December 2010, five patents pending and five trademarks.

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

United States Patent

5,582,241

December 10,, 1996

Heat exchanging fins with fluid circulation lines therewithin

A conduit for use in directing the flows of primary fluid and a secondary fluid in heat exchanging relationships comprising a plurality of elongated members to direct a flow of of a primary fluid in a first path.  The first path is comprised of separate generally parallel channels.  It includes means to direct a flow of air over, under and between the plurality of elongated members in a second path.  The first path and the second path are in spaced alternating relationship in generally parallel planes and with the first path in a first direction and the secondary path in a second direction perpendicular to the first direction.  Coupling means are associated with the input and output ends of the first and second paths whereby when a first fluid is fed through the first paths at a first temperature and a second fluid is fed through the second paths at a second temperature, a heat transfer occurs therebetween.

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

Research & Development – Estimated expenditure for company sponsored Research & Development totaled $650,000, $300,000 and $630,000 in 2002, 2003 and 2004 respectively.

Employees - At the end of the reporting period, December 31, 2004, PowerCold employed 43 people.

Environmental Regulations - Changes in environmental regulation could materially impact PowerCold Corporation adversely as the majority of PowerCold’s revenue is generated from the sales of products used in HVAC and Refrigeration systems.  The chemical compounds used as refrigerants are highly regulated and could be restricted from sale in the future.  This could make existing equipment design obsolete.  The likelihood that PowerCold would have sufficient time to adapt to the changes in regulation is good as industry trends and regulations affecting the industry are monitored closely through several industry group affiliations such as ASHRAE (American Society of Heating, Refrigeration and Air-Conditioning Engineers) and AEE (Association of Energy Engineers).  With this understood there is no guarantee that existing technology would be adaptable.  At the current time there are no material capital expenditure required or anticipated to maintain environmentally compliant products or equipment.

ITEM  2.   PROPERTY

The Company owns no properties. Properties are leased on a short-term 3-5 year basis, others are rented month to month. Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company is aware of the growth potential of its operating facilities and is currently reviewing other offices and plant facilities near respective locations. The La Vernia, Texas office and plant facility is 47,000 sq. ft. and supports administrative, engineering and manufacturing operations. PowerCold ComfortAir Solutions, Inc., Largo, Florida offices is 6,000 sq. ft. and supports administrative and engineering operations.

ITEM  3.   LEGAL PROCEEDINGS

Two of our subsidiaries, namely PowerCold Products, Inc. and PowerCold ComfortAir Solutions, Inc., f/k/a Ultimate Comfort Systems Inc., are named as Third-Party Defendants. The plaintiff is ERA Refrigeration Company, Inc., and the named Defendants are Nicholas Ladopoulos, et al. The third party plaintiffs are Yahara Crossing, LLC; Windsor Commons, LLC; Progressive Designs, LLC; All Star Properties and all of the third party defendants are Steve Clark, PowerCold Products, Inc., Total Comfort Solutions, Inc. and PowerCold ComfortAir Solutions, Inc. The lawsuit is based on a 1999 third-party design of two HVAC systems installed by a local third-party mechanical contractor.  The Third Party Plaintiffs are asking for unspecified damages, costs and attorneys fees.  The suit was filed on February 2, 2004. (Dane County, Wisconsin; Circuit Court Branch 9, Case Code No. 03-CV-3452). As of March 18, 2005 the defendant Nicholas Ladopoulos et al., and all four third party defendants have agreed to a settlement.  PowerCold’s portion of the settlement is $52,500, of which $26,250 has been paid by PowerCold Liability Insurance Carrier, Burlington Insurance with a full release from future claims by all parties.

PowerCold ComfortAir Solutions, Inc., is also named as a Defendant in an action for recovery of $16,170 in fees, costs and attorneys fees, claimed by the Plaintiff Big Sky Plumbing & Heating, a mechanical contractor. Big Sky seeks such fees for the installation of a third party designed cooling system. PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. We believe that Big Sky Plumbing & Heating submitted fraudulent invoices to PowerCold ComfortAir Solutions in excess of amounts authorized for services.  The suit was filed on March 30, 2004. We have filed a counterclaim against Plaintiff for unspecified damages, costs, and attorneys fees.  As of March 18, 2005 the discovery process continues.  A jury trial date has been set for December 12, 2005 with a pretrial court ordered settlement conference, with a neutral third party settlement master, no later than May 13, 2005.  (Montana First Judicial District Court, Lewis & Clark County; Cause No. ADV-2004-151).

PowerCold ComfortAir Solutions and PowerCold Products is also named as a Defendant in an action for recovery of $37,708.25 in a suit filed by Nickson’s Machine Shop against Alturdyne Energy Systems, a California Company, for repair work for two engine drive chiller sold by Alturdyne to Grapetech Winery Solutions a division of Nickson’s Machine Shop.  PowerCold Products provided materials and packaging.  The contract for the equipment purchase was between Alturdyne Energy Systems and Grapetech Winery Solutions.  PowerCold is negotiating an equitable settlement for a release from this action by Nickson’s Machine Shop. The suit was filed on January 25, 2005 in the Superior Court of California, County of Santa Barbara, Santa Maria, CA, Cook Division, Case No. 1171633. Service was acknowledged on February 7, 2005 for PowerCold ComfortAir Solutions and February 17, 2005 for PowerCold Products, Inc.

PowerCold ComfortAir Solutions, Inc, filed suit against Compass Group, Inc. (a General Contractor), Centennial Insurance Company, Florida Community Bank and Sea-Wall Motor Lodge, Inc in the Circuit Court, Seventh Judicial Circuit for St. Johns County, Florida – Case No.CA04-525 Division 55 on October 11, 2004; for damages for breach of bond contract including cost overruns for change orders and failure to pay for equipment and services provided in excess of $15,000 and attorney’s fees.  In addition PowerCold has placed a construction lien on the property seeking payment of $91,675.80 in unpaid and past due receivables on a contract of $285,579.00 after the first change order.  Additional sums may become due in the future.

PowerCold ComfortAir Solutions, Inc., filed suit against Takagi USA, Inc. for damages related to defective products sold to PowerCold ComfortAir Solutions, Inc. in Circuit Court in Pinellas County, Florida – Case No. 04-7819-CI-13 on November 2, 2004 for damages in excess of $160,000 and attorney’s fee. As of March 18, 2005 discovery between the parties is proceeding.

PowerCold ComfortAir Solutions, Inc. has a suit pending to be filed against Pat Cook Construction in the County Court of the Twelfth Judicial Circuit in and for the County of Sarasota, Florida, for damages in the amount of $11,017.10, an unpaid balance due for work completed, plus interest and attorney’s fees pending written confirmation from the project developer that Pat Cook Construction has been paid in full for the product provided by PowerCold ComfortAir Solutions, Inc.

PowerCold ComfortAir Solutions, Inc. had filed a claim with Mid-Continent Casualty Company against Bond No.BD-89172 for the Project: CO; Wingate Inn, Principal: TDC/Bass Joint Venture, LLC in the amount of $195,882.10 which was acknowledged on September 24, 2004.  The claim relates to nonpayment for work completed.  As of March 18, 2005 no resolution regarding payment has been reached and PowerCold is moving forward immediately with litigation in the appropriate venue in Colorado.

PowerCold Corporation produced a demand letter on February 25, 2005, through its attorney, in the amount of $128,589.50 due by March 15, 2005, regarding claims against Industrias Polaris, S.A. for costs incurred for defective product, the return of advance payments for product never delivered and $2,000 for attorney fees in regards to the material breach of the manufacturing agreement between PowerCold and Polaris. Polaris has engaged counsel in Texas and initiated discussions.  Pending failure to comply with the demand for payment, arbitration as stipulated in the manufacturing agreement, will be pursued.

It is the opinion of management that the three matters in which PowerCold is a defendant will not have a materially adverse effect on the Company as third party engineering designs are believed to be the cause of the problems and not our equipment. We are vigorously defending these matters; however, the company has reserved $64,000 for settlement in the unresolved actions where PowerCold is the defendant.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 4, 2004 at the Company’s facility in Largo, Florida.

Proposal No. 1 was to ratify the selection of Williams and Webster P.S. as the independent auditors of the Company for the fiscal year ending December 31, 2004.

Proposal No. 2 was to ratify and adopt the 2004 Employee Stock Incentive Plan approved by the Board of directors on January 30, 2004 and submitted to the stockholders at the annual meeting.

Proposal No. 3 was to authorize to vote on other matters.

Total voted shares represented by proxy was 18,044,797 and the percentage of the outstanding votable shares was 79.97%.  The outstanding votable shares were 22,564,337. Election results where certified by the Company’s stock transfer agent, Computershare Investor Services.

Proposal No. 1:

For

Against

Abstain

Not Voted

18,027,807

9,400

7,590

4,519,540

Proposal No. 2:

For

Against

Abstain

            Not Voted

9,051,419

2,604,461

26,350

6,362,567

Proposal No. 3:

For

Against

Abstain

             Not Voted

15,291,701

312,125

2,440,971

4,519,540

PART  II

ITEM  5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information:

The Registrant’s Common Stock, trading symbol PWCL, is traded on the OTC Electronic Bulletin Board.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

2004  Bid

2004  Ask

High

Low

High

Low

First Quarter

1.97

1.60

2.04

1.63

Second Quarter

2.60

1.65

2.77

1.72

Third Quarter

1.90

1.28

2.00

1.35

Fourth Quarter

1.56

1.38

1.66

1.43

2003  Bid

2003  Ask

High

Low

High

Low

First Quarter

1.77

1.33

1.98

1.37

Second Quarter

1.73

1.18

1.92

1.24

Third Quarter

1.75

1.30

2.01

1.38

Fourth Quarter

2.24

1.51

2.38

1.64

Recent Sales of Unregistered Securities

During 2004 the Company issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the “1933 Act”). The Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder ("Regulation D. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, the recipients were accredited investors, as that term is defined in Rule 501 of Regulation D, or were employees or independent contractors of the Company. There are no non-accredited investors.

On July 29, 2004 we entered into a securities purchase agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”) for the purchase of a $5,000,0000 of a convertible term note (“Note”). Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to Laurus to purchase 615,000 shares of common stock, exercisable for three years from the Initial Exercise Date. The exercise prices of the warrants are $2.63 for the 300,000 shares and $3.07 for the remaining shares.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  A Form D was issued in conjunction with the offering.

Prior to July 28, 2004 Michael Sasso & Donna Sasso acquired 16,667 shares for $25,000, Jennifer Zimmer & Mark Zimmer acquired 16,667 shares for $25,000, and Joseph M. Evancich acquired 33,333 shares for $50,000 with the exercise of their conversion option for owned bridge loan units to PowerCold common stock at $1.50 per share.  The remaining bridge loan holders accepted cash for repayment of the bridge loan units. Philadelphia Brokerage Corporation acted as placement agent in connection with the loan agreements. As consideration for Philadelphia Brokerage Corporation‘s services as placement agent in connection with these securities purchase agreements, we paid 1.5% of the gross proceeds, to Philadelphia Brokerage Corporation, and issued it a Warrant to purchase up to 115,500 shares of our common stock, exercisable at a price of  $1.00 per share for a term of six years. Philadelphia

Brokerage Corporation subsequently transferred and assigned warrants to acquire 115,500 shares to certain of its employees. The securities in the  foregoing  offering  were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

On July 19, 2004, we accepted offers to purchase our shares of common stock from 1 individual. This investor executed an investor subscription agreement prior to July 19, 2004. The shares of common stock were purchased at a price of $1.60 per share. The aggregate purchase price for these shares of common stock was $130,000.  Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to the individual investor to purchase 40,625 shares of common stock, exercisable for five years from the Initial Exercise Date.  The exercise price for the warrants is $2.00 per share.  There was no placement agent. The securities in the  foregoing  offering  were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

Prior to July 19, 2004 a single investor acquired 90,295 shares for $153,501.50 for the conversion of a short term loan to PowerCold common stock at $1.70 per share.  We issued warrants to purchase up to 120,000 shares of our common stock, exercisable at a price of $2.00 per share for a term of five years.  There was no placement agent.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

Between June 25, 2004 and June 28, 2004, we accepted offers to purchase our shares of common stock from 4 individuals. These investors executed investor subscription agreements prior to June 28, 2004. The shares of common stock were purchased at a price of $1.60 per share. The aggregate purchase price for these shares of common stock was $335,000. Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to the individual investors to purchase 31,407 shares of common stock, exercisable for three years from the Initial Exercise Date.  The exercise price for the warrants is $2.50 per share.  There was no placement agent. The securities in the  foregoing  offering  were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

On June 8, 2004, we accepted offers to purchase our shares of common stock from 1 individual. This investor executed an investor subscription agreement prior to June 8, 2004. The shares of common stock were purchased at a price of $1.25 per share. The aggregate purchase price for these shares of common stock was $125,000.  No warrants were issued and there was no placement agent. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

On June 1, 2004, an investor exercised a warrant to purchase 60,000 shares of common stock at a price of $1.00 per share.  The aggregate purchase price for these shares of common stock was $60,000. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

On May 20, 2004, an investor exercised a warrant to purchase 150,000 shares of common stock at a price of $1.00 per share.  The aggregate purchase price for these shares of common stock was $150,000. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

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

The Company has filed two registration statements with the SEC, on Form S-1, to register up to 10,330,653 shares of common stock.

(b)  Holders:  As of December 31, 2004, there were approximately 1,750 record holders of the Company's Common Stock.  As of December 31, 2004 there were 23,485,817 shares of common stock outstanding.

(c)  The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

(d)  During the year ended December 31, 2004, the Company issued 1,909,067 shares of common stock. The Company issued 248,000 shares of common stock for consulting fees of $108,000 and the services of $123,250.  In addition 390,625 shares of common stock with 192,032 warrants attached were issued in a private placement for cash of $320,000.   Each warrant is exercisable at $2.00 to $2.50 until June 30, 2004.    Additionally, 878,480 warrants were exercised for cash of $779,075 and 210,000 options were exercised for cash of $210,000.  The Company issued 156,962 common stock shares for a loan conversion of $253,501 and 25,000 shares of common stock toward a partial interest in a patent acquisition at $1.50 per share for a value of $37,500.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data for PowerCold Corporation and its subsidiaries. The financial data for fiscal years ending December 31, 2000 through December 31, 2004 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.

SUMMARY STATEMENT OF OPERATIONS   (In thousands, except per share data)

Year Ended December 31,

2004

2003

2002

2001

2000

   (Restated)

(Restated)

(Restated)

Revenues

$ 9,091

$ 4,070

$ 1,506

$    814

$     395

Operating (loss)

$(3,730)

$(2,283)

$(3,300)

$(2,191)

$ (1,103)

Net Income (loss)

$(4,337)

$(2,657)

$(4,291)

$(2,328)

$ (1,319)

Net Income (loss) per share

$  (0.20)

$  (0.13)

$  (0.25)

$  (0.16)

$   (0.13)

Weighted average number of shares

22,156

20,163

17,118

15,005

10,157

SUMMARY BALANCE SHEET   (In thousands, except per share data)

Year Ended December 31,

2004

2003

2002

2001

2000

  (Restated)

(Restated)

(Restated)

Total assets

$8,576

$4,593

$1,685

$2,824

$1,781

Total liabilities

$8,545

$3,030

$   903

$   485

$   351

Long term debt

$2,764

$       0

$       0

$       0

$       6

Shareholders' equity

$     30

$1,562

$   782

$2,339

$1,255

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand PowerCold  Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern, At December 31, 2004, the Company had an accumulated deficit of $20,614,502 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of December 31, 2004 are $5,411,110 with reported revenue for the year ended December 31, 2004 at $9,090,743. The recovery of these assets is dependent upon collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations.  Our plans for 2005 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2004 we experienced a significant growth in revenue from the Central HVAC Air Conditioning Systems and higher gross margins from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Central HVAC Systems and Plastic Heat Exchange Products in the first quarter of 2005 support our plans going forward.  We plan to exploit the last two years of engineering development and focus engineering, sales and marketing resources on the Company’s proprietary Environmental Air Treatment System, which is our central HVAC air conditioning system for large commercial buildings, focusing on the growth segments of the hospitality industry.   Management also plans to expand its direct marketing efforts to corporate national account chain stores and restaurants with its proprietary HVAC system, and reduce its custom bid spec marketing for retail stores and restaurants that have lower gross margins per project.  Secondly, we intend capitalize upon the last two years of development for plastic product applications.  During the last quarter of 2004, the Company shipped its first Nauticon plastic coil fluid cooler units to multiple installations in Florida. Initial system installations have been very successful and the company is instituting a major marketing program for plastic products in the first quarter of  2005.  The Company has also developed “plastic kits” for four OEM fluid cooler companies.  Two fluid cooler OEM companies showed their proprietary products with PowerCold’s plastic components for the first time at the ASHRAE convention in early February 2005.  Recently, we have successfully developed and installed the first plastic fluid cooler that can be used for residential buildings and expanded to larger commercial buildings.  Management expects added revenue and improved margins in products that use plastic coils in place of copper coils.  We are also focusing on cash management and addressing the past due accounts receivable through a rigorous collections policy. We attribute the high accounts receivable to the significant revenue growth rate and startup marketing growth pains during 2003 and 2004.  We intend to focus on the hospitality industry and plastic products in 2005 and away from bid spec jobs that have historically generated lower gross margins. We intend to raise capital through the licensing of our heat exchange technology in markets outside of North America with five and ten year licensing agreements that include annual renewal fees and royalties based on sales. We expect better cash flow and improve margins. We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

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

PowerCold operations include four wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings.  There are two operating divisions of PCS, Applied Building Technology (ABT) that supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES) that supports related energy products including generators and engine driven chillers.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products. PowerCold Technology, L.L.C. was formed in February 2004 to hold and manage the intellectual property and patents owned by PowerCold Corporation and its subsidiaries and license the technology to the operating divisions and other entities.

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

During 2003 we entered into a joint Development Agreement and a License Agreement with DuPont Canada, Inc. and E.I. duPont de Nemours relating to DuPont Caltrel® Fluid Energy Transfer System Applications that incorporates their engineered polymeric materials.  We selected fluid coolers as a project application per the Development Agreement for an exclusive three-year period.  The product is similar to our Nauticon® Fluid Cooler, but will now use new plastic tubing material replacing the copper coils.  We applied to the U.S. Patent Office for a new modular design heat exchanger patent that features modular designed plastic components.  Our new proprietary PlexCoil™ fan coil air handlers, primarily used in commercial buildings for room air distribution, will be the first application for the new patent heat exchanger.

The 2003 reorganization of our three wholly owned subsidiary companies and their respective products is strategic to revenue growth from the PowerCold ComfortAir, Inc. subsidiary which provides turnkey design build HVAC applications for new and retrofit construction projects for the hospitality industry, national retail chain stores, national restaurant chains, assisted care living facilities, and other facilities suitable for our product offerings.  The engineering design bid proposal backlog total more than $37 million.  Proposals that become contracts have a typical completion cycle of three to six months for retail and restaurant chain stores and six to fifteen months for the hospitality and assisted care industries. Our revenue is increasing as the result of our focus on turnkey design, equipment and project management for hospitality and other large HVAC customers. Our revenue is no longer solely derived from the sale of manufactured and repackaged equipment.  We are no longer dependant upon equipment sales to drive company growth.  We now offer design, equipment and project management integrated into a single proposal which is coordinated with allied general contractors, regional engineering firms and national and international HVAC equipment vendors to provide flexible, cost effective and reproducible proposals acceptable to major hotel chains, assisted care facilities and national retail accounts.  The revenue from each project is 50% to 200% greater than the comparable, equipment only, sale.  The focus has changed from an equipment manufacturing orientated sales organization to a design, engineering and project management group marketing our equipment along with other select suppliers for integrated HVAC solutions.

Field testing and R&D continues with the PlexCoil™ polymeric heat exchange products.  Initial field trials during the last 12 months are promising and new products will easily integrate with the turnkey HVAC design build program.  Additionally, the opportunity exists to provide the technology as basic components for assembly by

OEMs around the world.  The corrosion resistant and light weight characteristics of the plastic along with the heat transfer properties present numerous opportunities to replace copper and aluminum in many fluid/air heat exchange applications.  The investment in this technology will continue for the next several years. Commercial products using plastic heat exchange tubing generated $230,000 in revenue from fourth quarter of 2004 shipments.

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

Future profitability is dependant upon obtaining and maintaining gross profit margins greater than 30%, execution of the company’s sales and market plans to generate a minimum of $1 million per month in sales, managing travel, administration, warranty, legal, accounting, regulatory and other controllable expenses within the constraints of the budget are necessary for sustained profits, however there is no guarantee that we will be able to achieve the factors affecting future profitability.  Sufficient cash may not be generated from operations due to the extended payment terms required for some of our sales in order to meet our operating needs.  Cash availability is a significant concern.  Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported.   Future cash needs from debt or equity are dependant upon the collection of receivables and gross margins. The collection of sufficient receivables to reduce the current 222 DSO (Days Sales Outstanding), based upon 3rd and 4th quarter revenue, to 120 days would significantly reduce the need for new cash from debt or equity placement.  Revenue growth, the timely collection of receivables and improvement in gross margins are the primary focus of management. The bad debt reserve includes claims totaling $331,137 against payment bonds issued on the behalf of general contractors; $675,812 sought in litigation to recover past due receivables; a claim of $128,590 if unpaid will be arbitrated, and others lawsuits are contemplated if collection efforts prove unsatisfactory. In addition the company has reserved $529,389 as an allowance for doubtful accounts based upon the age of the receivables some of which are retentions on completed jobs.

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

Our continued existence is uncertain as there is presently insufficient cash to support operations for the next twelve months. We have secured a $5 Million convertible note with a term of three years. Accelerated collection of existing receivables will provide additional cash to fund operations but continued growth at an accelerated pace will create a significant demand for limited funds.  At present there are no immediate plans to raise more capital beyond the senior debt offering, however the cash is monitored closely and future fund raising may be necessary at some time in 2005.

GENERAL FINANCIAL ACTIVITY

PowerCold’s cash flow has been impaired due to start up marketing costs, by slow collection of receivables, and less than favorable vendor credit facilities PowerCold has successfully raised  capital, as needed, from private placements, and is confident that it can continue to raise sufficient capital from private placements or debt financing to support its cash needs for the next twelve months.

The following table sets forth the company's results of operation as a percentage of net sales for the periods indicated below:

	Year Ended December 31,
	2004	(Restated) 2003	(Restated) 2002
Revenue	100%	100%	100%
Cost of Revenue	79.3%	64.5%	82.9%
Gross Margin	20.7%	35.5%	17.1%
Operating Expense	61.8%	91.6%	(236.2%)
Operating Income (Loss)	(41.0%)	(56.1%)	(219.1%)
Net Income (Loss)	(47.7%)	(65.3%)	(285.0%)

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

Comparable Fiscal 2004, 2003 and 2002 Results

Consolidated Statements of Operations: Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003 and December 31, 2002:

	%Increase (Decrease)	2004	2003	2002
Revenue	123.3%	$9,090,743	$4,070,476	$1,505,890
Gross Profit	30.6%	$1,884,467	$1,443,349	$265,769
Operating Loss	63.4%	($3,729,837)	($2,283,302)	($3,299,752)
Net Loss	63.3%	($4,337,032)	($2,656,548)	($4,291,443)
Net Loss Per Share	53.8%	($0.20)	($0.13)	($0.25)
Weighted Average Number of Shares	9.9%	22,156,331	20,163,045	17,117,692

The Company initiated a new sales and marketing program in early 2003 and continued those efforts through 2004.  Annual revenue exceeded $9 million for the first time and gross profits were positive, increasing 30.6%.  Operating losses were due to fixed operating expenses (overhead) and insufficient sales necessary to support the new marketing efforts and ramped up production operations.

During 2004, the Company received orders in excess of $11.5 million, and stated revenue in excess of $9 million for the year ended December 30, 2004.  The following information is relevant.

In 2003 and 2004, the Company’s revenues were primarily attributable to multi-month contracts, while revenues in prior years were primarily attributable to sales of Company-manufactured equipment.  During its 2003 audit, the Company discovered errors in its procedures for accounting for multi-month contract revenues.  Working with its auditors, the Company prepared percentage-of-completion schedules for all contracts in progress and resultantly realized that certain year-to-date contract revenue reported earlier in the year was overstated and incorrectly recorded in advance of being earned.

In retrospect, the Company’s management believes that the attribution of restated revenue to “two circumstances” (suspension/cancellation of certain contracts and adoption of the percentage-of-completion method) is incorrect and should be replaced by the aforementioned information in the preceding paragraph.  While the Company is using the percentage-of-completion method for accounting for its longer term contracts, it should be noted that the Company never adopted the completed contract method but rather chose to correct its internal accounting procedures.

The Company’s backlog reflects signed contracts for which the Company has not yet incurred expenditures.  At December 31, 2004, the Company’s backlog was approximately $2.5 million. Subsequently, through March 1, 2005 the Company has entered into additional contracts with estimated revenues of $3.3 million.   Over $37 million in design build bid proposals have been submitted to date for national account customers and hospitality franchisees.  Over the past twelve months, the Company has been receiving new building engineering bid specifications at an average of $3 million per month and expects this to increase to $4 million per month in new design build contracts based on new building activity projections from national accounts.

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

After reviewing the effects of bonding issues with general contractors for its large commercial design build projects, management continues to evaluate trade alliances for the additional revenue opportunity for the total turnkey trade installation. The general contractor bonding issues do not affect the Company’s sales and revenue projections for its patented HVAC 4-pipe system including the equipment for all large commercial building design build projects,

Because of management’s decision to further enhance the Nauticon evaporative condenser product line to greater capacity and efficiency during 2002 and 2003, sales for Nauticon units have steadily increased during 2004.  As of March 1, 2005 booked orders for current delivery were $155,000.  The Company is continuing to manufacture Nauticon units at the LaVernia plant, and is evaluating a manufacturing company which has produced two Nauticon units that are being tested. Gross profit margins for manufactured products have improved due to increase in sales volume, and should improve with more efficient production and engineering design modifications for material cost reduction.  Management believes that the Company is in position to generate new business in 2005 due to the $1.7 Millions in Nauticon proposals submitted to potential customers.

Operating expenses for 2004 increased 50.7% over the previous year while revenue increased by more than 123% for the same period.  These expense increases were primarily attributed to a charge of $1,664,928 to bad debt reserve, an increase of $439,000 in salaries for the hiring additional sales personnel and sales support staff for PowerCold ComfortAir Solutions operations, an increase of $380,000 in R&D expense primarily due to work on the plastic heat exchange product, an increase of $329,000 in sales, marketing and advertising expense and an increase of $142,000 in legal and account expense primarily due to lawsuits and stock registration. General and administrative expense decreased by almost $729,000 as resources were focused on sales and marketing activities and travel expenses were reduced by $142,000 by deploying personnel on a regional rather than a national basis. The Company’s total net loss increased 60.3% from the prior year, and the net loss per common share was ($0.21) per share.

Consolidated Balance Sheet:  Fiscal year ended December 31, 2004, December 31, 2003 and December 31, 2002:

	% Increase (Decrease)	2004	2003	2002
Total Current Assets	123.7%	$6,980,243	$3,119,982	$569,100
Total Assets	86.7%	$8,575,550	$4,592,716	$1,684,550
Total Current Liabilities	95.3%	$5,781,223	$2,960,897	$624,411
Total Stockholder’s Equity	(98.1)%	$30,191	$1,562,402	$781,636

Assets increased due to the increase of $3,022,615 in accounts receivables from new contracts and cash of  $931,739 from the proceeds of convertible debt and private equity placements.  Consequently, payables due on those contracts increased current liabilities by $2,820,326.  And net stockholders equity decreased by $1,532,211 to $30,191.

Liquidity and Capital Resources:  At December 31, 2004, the Company’s working capital was $1,199,020.  Included in current liabilities was an advance of $172,236 from related parties.  The Company raised $1,831,327 in equity capital in 2004, and subsequently, the Company has received Senior Convertible Debt Note for $5,000,000 on July 29, 2004. Total assets increased 86.7% and stockholders equity decreased 98.1% for the year as the result of the $5 million convertible debt. Management believes that its working capital may not be totally sufficient to support its projected growth plans for the next few years if it does not raise additional financing.

During the year ended December 31, 2004, the Company issued 1,909,067 shares of common stock. The Company issued 248,000 shares of common stock for consulting fees of $108,000 and the services of $123,250.  In addition 390,625 shares of common stock with 192,032 warrants attached were issued in a private placement for cash of

$320,000.   Each warrant is exercisable at $2.00 to $2.50 until June 30, 2004.    Additionally, 878,480 warrants were exercised for cash of $779,075 and 210,000 options were exercised for cash of $210,000.  The Company issued 156,962 common stock shares for a loan conversion of $253,501 and 25,000 shares of common stock toward a partial interest in a patent acquisition at $1.50 per share for a value of $37,500.

Status of Operations:  Management intends to continue to utilize and develop the intangible assets of the Company.  At December 31, 2004, accounts receivable and intangible assets comprised a material portion (77.7%) of the Company's assets. The recovery of the receivables and the intangible assets is dependent upon management effectively executing positive business operations and achieving profitable operations.  It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will continue to occur.

Management is projecting that operating revenues  should continue to  increase in 2005 and 2006 based upon the increasing size of the portfolio of job bids and our historical closing rate of 10% to 15% of bid jobs on a quarterly basis although there is no guarantee that the company will close on any of its bid jobs.  The Company commenced sales and marketing operations in 2003 after years of extensive product development.  Management expects revenue growth from its wholly owned subsidiary PowerCold ComfortAir Solutions, Inc., which provides turnkey design build HVAC applications for new and retrofit construction.  The 2003 reorganization of the Company’s three wholly owned subsidiary companies and their respective products has resulted in revenue growth from $1,505,890 in 2002 to $9,090,743 in 2004.

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

-     changing technology requirements.

Some of these laws may restrict or limit our business. Much of this regulation, particularly technology requirements, is complex and open to differing interpretations. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue our operations. If we are required to alter our practices, we may not be able to do so successfully. The occurrence of any of these events could cause our revenue and earnings to decline.  Changes in regulations specifically governing the use of certain refrigerants may make some of our equipment designs obsolete, causing us to increase spending on research and development and impair the value of our patents. The magnitude of such risk cannot be quantified and would be speculative.  If our intellectual property were entirely impaired assets could be reduced by as much as $1,248,805.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability. Independent auditors have expressed substantial uncertainties for our continuation as a going concern

We have incurred net losses each year since our inception in 1987 including net losses of approximately $4,257,630 for the year ended December 31, 2004; $2,656,548 for the year ended December 31, 2003; and $4,291,443 in 2002. As of December 31, 2004, we had an accumulated deficit of approximately $20,614,502. The time required to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.  The “cash burn”, defined as the net loss for the period less depreciation, (the average is calculated by dividing by the interval period). The average quarterly cash burn for 2004 was $1,036,147.

Our financial statements for the year ended December 31, 2004, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $20,614,502 as of December 31, 2004. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. The number of employees has varied over the previous eighteen month and to some extent is dependant upon the backlog of orders from products manufactured by us.  There has been a net increase in the sales and marketing staff in an effort to increase revenue. This trend is expected to continue as the customer base expands.  Substantial fluctuations in the cost of certain raw materials such as copper tubing and polyethylene resin may temporarily impact, in a negative way, the gross profit margins of equipment sold.  The cost of insurance coverage and regulatory compliance continues to escalate with little near term relief expected. We will need to generate additional revenues of at least $5,000,000 per year based upon current gross margin and operating expenses and without further impairment of accounts receivables to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

We will need additional funds in the future, which may not be available to us. If we do not secure additional financing, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We require substantial working capital to fund our business.  We need at least $345,000 in funds per month to operate. We have had significant operating losses and negative cash flow from operations. Additional financing may not be available when needed on favorable terms or at all. If adequate  funds  are  not available or are not available on acceptable terms, we may  be  unable  to  develop  or  enhance our product line of evaporative condensers and fluid coolers, take advantage of approved vendor status with major hospitality chains  or  respond  to  competitive  pressures,  which  could result in a reduction of revenue growth or significantly reduced revenue.  Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated or find it necessary to reduce the size of our workforce limiting our ability  to respond rapidly to design and engineering requests and bid on new projects.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERCOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

POWERCOLD CORPORATION

TABLE OF CONTENTS

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

30

FINANCIAL STATEMENTS

Consolidated Balance Sheets

31

Consolidated Statements of Operations and Comprehensive Loss

33

Consolidated Statement of Stockholders’ Equity

34

Consolidated Statements of Cash Flows

36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

38

Williams & Webster, P.S.

Certified Public Accountants & Business Consultants

To the Board of Directors and Stockholders
PowerCold Corporation
La Vernia, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of PowerCold Corporation as of December 31, 2004, 2003, and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerCold Corporation as of December 31, 2004, 2003, and 2002, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the financial statements, certain errors resulting in an understatement of additional paid in capital and an understatement of net loss as of December 2003 and 2002, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to retained earnings as of December 2003 to correct the error.

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

March 25, 2005

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

		December 31,
	2004	2003	2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,206,417	$374,678	$88,613
Restricted cash	100,000	-	-
Contracts and retentions receivable, net of allowance	5,411,110	2,388,495	296,179
Costs and estimated earnings in excess of billings
on contracts in progress	-	245,535	-
Inventory	120,926	11,156	180,433
Prepaid expenses	141,790	100,118	3,875
Total Current Assets	6,980,243	3,119,982	569,100

OTHER ASSETS
Property and equipment, net	335,675	135,858	130,598
Patent rights and related technology, net	1,248,805	1,306,731	926,716
Securities available for sale	-	19,317	38,800
Deposits	10,828	10,828	5,661
Total Other Assets	1,595,307	1,472,734	1,101,775

NET ASSETS FROM DISCONTINUED OPERATIONS	-	-	13,675

TOTAL ASSETS	$8,575,550	$4,592,716	$1,684,550

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

		December 31,
	2004	2003	2002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts and retentions payable	$3,577,077	$896,447	$269,359
Accrued expenses	189,387	356,583	65,891
Billings in excess of costs and estimated earnings
on contracts in progress	380,873	947,807	-
Commissions and royalty payable	252,948	8,180	55,066
Convertible note payable, related party	172,236	417,236	196,760
Convertible note payable, current portion	1,166,666	-	-
Notes payable, current portion	42,036	334,014	34,014
Current portion of capital lease payable	-	630	3,321
Total Current Liabilities	5,781,223	2,960,897	624,411

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	2,755,590	-	-
Note payable, net of current portion	8,546	-	-
Capital lease payable, net of current portion	-	-	600
Total Long-term Liabilities	2,764,136	-

COMMITMENTS AND CONTINGENCIES	-	69,417	277,903

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 23,485,817, 21,576,750, and 18,442,066,
shares issued and outstanding, respectively	23,486	21,577	18,442
Additional paid-in capital	20,621,207	17,798,978	14,345,316
Accumulated deficit	(20,614,502)	(16,277,470)	(13,620,922)
Accumulated other comprehensive income	-	19,317	38,800
Total Stockholders' Equity	30,191	1,562,402	781,636

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$8,575,550	$4,592,716	$1,684,550

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Years Ended December 31,
	2004		2003	2002

REVENUES
Contracts including equipment	$8,579,584		$3,350,409	$-
Equipment	511,159		720,067	1,505,890
Total Revenues	9,090,743		4,070,476	1,505,890
COST OF REVENUES
Direct labor and equipment-contracts	6,571,082		1,920,854	-
Direct labor and material-equipment	144,138		597,565	1,001,612
Warranty	265,899		-	-
Manufacturing supplies	126,266		16,409	196,608
Shipping and handling	98,892		92,300	50,901
Total Cost of Revenues	7,206,277		2,627,127	1,249,121
GROSS PROFIT	1,884,467		1,443,349	256,769
OPERATING EXPENSES
Sales, marketing and advertising	828,092		499,370	280,376
Salaries and benefits	1,577,212		1,137,926	1,067,326
General and administrative	149,055		877,831	616,837
Travel	101,644		243,422	169,885
Research and development	557,495		177,680	226,738
Legal and accounting	223,384		81,039	237,916
Consulting	265,700		275,839	553,876
Occupancy	133,751		109,158	107,373
Bad debt allowance	1,664,928		193,356	56,232
Loss on impairment of inventory	-		33,506	147,204
Depreciation and amortization	113,042		97,525	92,758
Total Operating Expenses	5,614,304		3,726,651	3,556,521
LOSS FROM OPERATIONS	(3,729,837)		(2,283,302)	(3,299,752)
OTHER INCOME (EXPENSES)
Interest income	28,774		-	5,409
Interest and financing expense	(635,969)		(355,086)	(198,452)
Other income (expense)	-		-	53,540
Total Other Income (Expenses)	(607,195)		(355,086)	(139,503)
LOSS BEFORE INCOME TAX	(4,337,032)		(2,638,388)	(3,439,255)
INCOME TAX EXPENSE	-		-	-
LOSS FROM CONTINUING OPERATIONS	(4,337,032)		(2,638,388)	(3,439,255)
LOSS FROM DISCONTINUED OPERATIONS	-		(18,160)	(852,188)
NET LOSS	(4,337,032)		(2,656,548)	(4,291,443)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(19,317)		(19,483)	(931,200)
COMPREHENSIVE LOSS	$(4,356,349)		$(2,676,031)	$(5,222,643)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.20)		$(0.13)	$(0.25)
BASIC AND DILUTED, DISCONTINUED OPERATIONS	$-	$	nil	$(0.05)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	22,156,331		20,163,045	17,117,692

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2001	16,027,882	$16,027	$10,682,646	$(9,329,479)	$970,000	$2,339,194

Common stock issued for cash at and average of $1.54
per share less $4,642 for cost of issuance	1,658,666	1,659	2,560,467	-	-	2,562,126

Common stock issued as compensation at $0.58 per share	82,562	83	47,672	-	-	47,755

Common stock issued for services at $1.05 per share	440,956	441	462,309	-	-	462,750

Warrants exercised at $1.00 per share	32,000	32	31,968	-	-	32,000

Common stock rescinded for failure to perform	(50,000)	(50)	50	-	-	-

Common stock and options rescinded for
acquisition of PSI	(50,000)	(50)	(174,950)	-	-	(175,000)

Common stock and options issued for the acquisition of Applied
Building Technology, Inc. at $1.50 per share	300,000	300	491,116	-	-	491,416

Common stock options issued under the acquisition agreement
for Ultimate Comfort Systems	-	-	48,500	-	-	48,500

Benefical conversion feature of convertible debt	-	-	195,538	-	-	195,538

Unrealized loss on investments	-	-	-	-	(931,200)	(931,200)

Net loss, year ended December 31, 2002	-	-	-	(4,291,443)	-	(4,291,443)
Balance, December 31, 2002	18,442,066	$18,442	$13,840,318	$(13,620,922)	$38,800	$781,636

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2002	18,442,066	$18,442	$14,345,316	$(13,620,922)	$38,800	$781,636
Common stock issued as prepaid consulting at $0.75 per share	160,000	160	119,840	-	-	120,000
Common stock and warrants issued for cash at an average of
$0.89 per shares less issuance costs of $25,800	2,317,300	2,317	2,029,808	-	-	2,032,125
Common stock issued for consulting at $0.79 per share	122,000	122	95,878	-	-	96,000
Warrants exercised at $1.50 per share	335,384	336	503,441	-	-	503,777
Common stock shares cancelled	(5,000)	(5)	(3,745)	-	-	(3,750)
Common stock issued as compensation	5,000	5	3,745	-	-	3,750
Common stock issued for the acquisition of Applied Building
Technology, Inc. at $1.50 per share	200,000	200	299,800	-	-	300,000
Common stock options vested for the acquisition of Applied
Building Technology, Inc.	-	-	58,916	-	-	58,916
Warrants issued for financing expense	-	-	127,000	-	-	127,000
Beneficial conversion feature of convertible debt	-	-	218,979	-	-	218,979
Unrealized loss on investments	-	-	-	-	(19,483)	(19,483)
Net loss, year ended December 31, 2003	-	-	-	(2,656,548)	-	(2,656,548)
Balance, December 31, 2003	21,576,750	21,577	17,798,978	(16,277,470)	19,317	1,562,402
Warrants issued as financing fees	-	-	354,288	-	-	354,288
Common stock options vested for the acquisition of Applied
Building Technology, Inc.	-	-	69,417	-	-	69,417
Common stock issued for services paid in advance at and average of $0.90	120,000	120	107,880	-	-	108,000
Common stock issued for consulting services at an average of $0.97	128,000	128	123,122	-	-	123,250
Exercise of options at $1.00 per common share	210,000	210	209,790	-	-	210,000
Common stock with attached warrants issued for cash at an average of $0.82	390,625	391	319,609	-	-	320,000
Common stock issued for acquisition of patent at $1.50 per share	25,000	25	37,475	-	-	37,500
Common stock issued for loan conversions at $1.62 per share	156,962	157	253,345	-	-	253,502
Common stock warrants exercised for cash at an average of $0.89	878,480	878	778,197	-	-	779,075
Beneficial conversion feature of debt	-	-	569,106	-	-	569,106
Unrealized loss on investments	-	-	-	-	(19,317)	(19,317)
Net loss, year ended December 31, 2004	-	-	-	(4,337,032)	-	(4,337,032)
Balance, December 31, 2004	23,485,817	$23,486	$20,621,207	$(20,614,502)	$-	$30,191

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,337,032)	$(2,656,548)	$(4,291,443)
Loss from discontinued operations	-	18,160	852,188
Net loss from continuing operations	(4,337,032)	(2,638,388)	(3,439,255)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	113,042	97,525	92,758
Bad debt allowance	1,664,928	193,356	56,232
Impairment of inventory	-	33,506	147,204
Issuance of common stock for services	231,250	216,000	462,750
Issuance of common stock for compensation	-	3,750	47,755
Interest expense for beneficial conversion feature
of convertible debt	79,042	218,979	195,538
Warrants issued as financing expense	354,288	127,000	-
Settlement of commitments and contingencies	-	-	(109,603)
(Increase) decrease in assets:
Accounts receivable	(4,687,543)	(2,745,670)	(178,642)
Receivable from related party	-	-	1,686
Inventories	(109,770)	135,771	(85,784)
Prepaid expenses	(41,672)	(96,243)	18,625
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,758,203	930,893	118,377
Accounts payable, related party	-	-	-
Billings in excess of costs	(321,399)	702,272	-
Net cash used in operating activities	(4,296,662)	(2,821,249)	(2,672,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(229,367)	(25,551)	(87,328)
Purchase of technology	-	-	(400,000)
Deposits	-	(5,167)	3,309
Investment in discontinued operations	-	(155,056)	174,992
Net cash used in investing activities	(229,367)	(185,774)	(309,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(630)	(3,289)	(4,510)
Equipment financing	-	-	-
Proceeds from issuance of shares under private placement	1,600,077	2,835,901	2,594,127
Proceeds from notes payable	4,411,960	-	-
Short-term borrowings, net	(313,559)	300,000	(2,315)
Short-term borrowings, related party, net	(240,080)	160,476	196,760
Net cash provided by financing activities	5,457,768	3,293,088	2,784,062

Net increase (decrease) in cash	931,739	286,065	(197,324)
Cash at beginning of year	374,678	88,613	285,937

Cash at end of year	$1,306,417	$374,678	$88,613

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$71,462	$-	$2,430
Income taxes paid		$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for compensation		$-	$3,750	$47,755
Issuance of common stock for services		$231,250	$216,000	$462,750
Issuance of common stock for payment of interest and financing expenses	$		$127,000	$-
Issuance of common stock as stock offering costs	$		$-	$4,642
Issuance of common stock for payment of debt	$		$-	$-
Issuance of common stock and options for acquisition	$		$358,916	$491,416
Warrants issued as financing fees		$354,288	$-	-
Stock rescinded in disposition	$		$-	$(175,000)
Technology acquired by exchange of accounts receivable	$		$460,000	$-
Settlement of commitments and contingencies with options and
cancellation of options		$-	$208,486	$-
Beneficial conversion feature of convertible debt		$-	$218,979	$195,538
Equipment financed with note payable		$23,421	$-	$-

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PowerCold Corporation (“the Company”) was incorporated on October 7, 1987 in the State of Nevada.  PowerCold is a solution provider of energy efficient products for the refrigeration, air conditioning, power, hospitality, chain restaurants and chain retail industries. The Company designs, develops, markets and installs proprietary equipment to achieve electric power cost savings for commercial and industrial firms.  PowerCold's energy efficient products are designed to reduce power costs for air conditioning, refrigeration and on-site building power.

The Company derives its revenues from four principal product line applications.  The first is proprietary applications for the HVAC industry including a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.  The third is the design and packaging of custom chiller systems for the HVAC and refrigeration industry.  The fourth is energy products including desiccant systems and engine driven chillers. The Company also provides engineering and project management for installation of its equipment in new construction.

PowerCold Technology, LLC is a Nevada limited liability company formed on February 22, 2004 (“PCT”) to hold title to all of the Company’s intellectual property as well as licensing such intellectual property.  PowerCold Technology, LLC licenses intellectual property rights to PowerCold Products, Inc and PowerCold ComfortAir Solutions, Inc.

PowerCold International, Ltd. is a Nevada corporation formed on July 1, 2003 (“PCI”).  It markets all Company products and system applications worldwide through various alliances and marketing agencies.  See Note 14 for subsidiaries and business segments.

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

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

The guidance in that opinion; however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has determined the adoption of this statement will have no effect on the Company’s financial statements.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company’s advertising expenses were $3,015, $3,581 and $2,803 for the years ended December 31, 2004, 2003 and 2002, respectively.

Bad Debts Expense

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  The Company recognized $1,135,539 of bad debts and accrued an additional $529,389 in the year ended December 31, 2004.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors.  The Company accrues vacation expense throughout the year.   Accrued vacation payable for the years ended December 31, 2004, 2003 and 2002 was $5,625, $4,072 and $3,456, respectively, and is included in accrued expenses on the Company’s balance sheet.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions.  At December 31, 2004, the Company’s cash balance in one account exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,302,488 and at December 31, 2003, the Company’s cash balance in one account exceeded (FDIC) limits by $200,000.

Contracts and Retentions Receivable

Contracts and retentions receivable from the sale of heating and air-conditioning systems for commercial properties are based on contracted prices.  Allowance for doubtful accounts is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.  Normal contracts receivable are due 30 days after the date of the invoice.  Contract retentions are due 30 days after completion of the project and acceptance by the owner.  Receivables past due more than 120 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company’s policy is not to accrue interest on trade receivables.

The Company carries its contracts and retentions receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions.  As of December 31, 2004, the Company’s allowance account was $529,389.  Additional information at December 31, 2004 and 2003 is as follows:

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

	2004	2003
Completed contracts, including retentions	$1,773,245	$1,169,666
Contracts in progress
Current accounts	3,750,529	1,096,947
Retentions	416,725	121,882
Total contracts and retentions	5,940,499	2,338,495
Less allowance for doubtful accounts	(529,389)	-
Contracts and retentions receivable	$5,411,110	$2,388,495

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which is effective for the Company as of January 1, 2001.  These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2004, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Discontinued Operations

The Company adopted SFAS No. 144 effective August 1, 2001 and reports operating results of entities disposed of during the year as discontinued operations.  Assets and liabilities of certain dispositions have been restated as net assets from discontinued operations for the years ended December 31, 2002 and 2003.  See Note 16.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income/loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Although there are common stock equivalents outstanding, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive for the periods presented.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances from related party, trade accounts receivable, accounts payable, accrued expenses and notes payable.  These instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004, 2003 and 2002.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in an increase in net income of approximately $10,000 in fiscal 2002 and in 2003.

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

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

Investment in Securities

Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Trading securities are reported at fair value, with changes in fair value included in earnings.  Available for sale securities are reported at fair value, with net unrealized gains and losses included as a component of stockholder’s equity.  Held to maturity securities are reported at amortized cost.  Gains and losses on the sale of securities are determined using the specific identification method.  For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred.  Market value is determined based on quoted market prices.  At December 31, 2004, 2003 and 2002, all of the Company’s investment securities were classified as available for sale.  See Note 9.

Patents Right and Related Technology

The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized as intangible assets and amortized, if it has a determinable life.  Capitalized costs are amortized using the straight-line method over the estimated economic life, typically ten to fifteen years, of the related asset.  The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations.  Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development are charged to operations as incurred. See Note 8.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.  Wholly owned subsidiaries of the Company are listed in Note 13.

Product Warranties

The Company sold the majority of its products with one-year unconditional repair or replacement warranties.  Warranty expense is included in cost of sales.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  See Note 7.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Reclassification & Restatements

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2004 presentation.  The reclassifications principally consists of revised reporting of operating results of the discontinued segment of Technicold Services, Inc. in the prior fiscal period and, at December 31, 2004, the reclassification of fair market value of all outstanding options and warrants as paid-in-capital instead of a separate caption on the balance sheets and statement of stockholders’ equity.  These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented. See Note 19.

The financial statements for 2003 and 2002 have been restated to correct an error, the recognition of a beneficial conversion feature of the convertible loans made to the Company in 2003 and 2002.  The effect of the restatement was to increase the paid-in capital, increase the net loss and increase the interest expense for 2003 and 2002.  See Note 19.

Restricted Cash

The Company is required pursuant to its loan agreement with Laurus to maintain $100,000 in its lock box account at all times.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer.  Service revenue is recognized when services are performed and billable.

During the last quarter of 2003, the Company adopted the percentage-of-completion method of accounting for long-term contracts.  The Company believes that this method more accurately reflects periodic results of operations.  The financial statements for 2002 have not been retroactively restated for the change since the Company began its contracting activities during the year ended December 31, 2003.

The Company accounts for long-term contracts on the percentage-of-completion method, and revenue is recognized as work on contracts progresses, however, estimated losses on contracts in progress are charged to operations immediately.

Costs and estimated earnings in excess of amounts billed on contracts in progress are classified as current assets. Billings in excess of costs and estimated earnings on contracts in progress are classified as current liabilities. Contract retentions are included in contracts receivable.

Shipping and Handling Fees and Costs

The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001.

Stock-Based Compensation

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

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (hereinafter “SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.  As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the adoption of SFAS No. 148 has no impact on the Company’s financial condition or results of operations.  See Note 13.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America.  At December 31, 2004, the Company had an accumulated deficit of $20,614,502 and recurring losses from operations for each year presented.  Property, equipment and intangibles comprise a material portion of the Company's assets.  The recovery of these assets is dependent upon achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Management plans to exploit its proprietary applications and technology and plastic products, while focusing on growth segments of the hospitality industry, national account chain stores and restaurants.  Management expects to improve its cash management by addressing past due accounts receivable through rigorous collections policy.  The Company intends to raise capital through the licensing of its heat exchange technology in markets outside of North America with five and ten year licensing agreements that include annual renewal fees and royalties on sales.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (“Simco”), a separate legal entity wholly owned by the Company's chairman and chief executive officer.  This funding is unsecured, and due on demand.

During the year ended December 31, 2004, the Company repaid $245,080 of a related party note to Simco.  In addition, $95,500 of consulting fees have been paid to Simco in advance by issuing 106,111 shares of common stock.

During the year ended December 31, 2003, the Company received an additional $161,108 as a short-term loan from Simco and Simco was issued 160,000 shares of common stock for consulting services of $120,000.  See Note 10 and 12.

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

Acquisition of Heating and Air Conditioning System Technology

On December 1, 2000, the Company acquired the technology rights, patent rights, and license agreement for integrated piping technology relating to a heating and air conditioning system.  This acquisition gave the Company United States transfer rights to the technology and all related assets.  This technology was then placed into a newly formed, wholly owned subsidiary of the Company, PowerCold ComfortAir Solutions, Inc. formerly, Ultimate Comfort Systems.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Acquisition of Rotary Power Enterprise, Inc.

Pursuant to the terms of the Rotary Power Enterprise, Inc. acquisition agreement, effective October 1, 1998, the Company issued 100,000 shares of common stock in exchange for 100% of the outstanding stock of Rotary Power Enterprise, Inc., which was formed during 1998 for the purpose of developing a new product line for PowerCold.  Rotary Power was absorbed into PowerCold Products in the year ending December 31, 2002.

NOTE 6 – INVENTORY

Inventories are stated at the lower of average cost or market.  The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at December 31, 2004, 2003 and 2002 consist of raw materials.

The Company recorded a loss on impairment of materials inventory of $33,506 at December 31, 2003 and $147,204 at of December 31, 2002.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Machinery and equipment	$266,256	$139,128	$139,128
Prototypes and molds	96,850	96,850	71,030
Furniture and fixtures	146,283	38,325	38,326
Total Property and Equipment	509,389	274,033	248,484
Less Accumulated Depreciation	173,714	138,175	117,886
Net Property and Equipment	$335,675	$135,858	$130,598

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $46,333, $20,289 and $19,417, respectively.

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

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 8 — INTANGIBLE ASSETS

The Company’s intangible assets are summarized as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Patents and related technology	$1,902,263	$1,902,263	$1,441,416
Less: Accumulated amortization	653,458	595,532	514,700
Net Intangibles Assets	$1,248,805	$1,306,731	$926,716

Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $57,926, $77,236 and $73,341, respectively.

The Company holds four patents for heat exchange and condenser technology for air conditioning, which expire 17 years from date of issue.  The Company also holds a ten-year license on patented integrated piping technology, has five trademarks, and five patents pending.

In order to acquire the licensed chiller technology and the related licensed chiller intellectual property from Alturdyne, Inc., PowerCold paid $400,000 in 2002, and in 2003 forgave an account receivable of $460,000 due from Alturdyne.

NOTE 9 — INVESTMENTS

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

During 2001, the Company’s investment in RPI decreased to less than 20% of RPI’s stock outstanding.  In view of the changed circumstances, the Company’s management elected to recognize its investment in RPI as available for sale securities.  As of December 31, 2001, the fair market value of these securities was $970,000.  At December 31, 2002, the fair market value of the securities was reduced to $38,800.  At December 31, 2003, the fair market value of the securities was reduced to $19,317. At December 31, 2004 the fair market value of the securities was reduced to $0. This change in value has been recognized as other comprehensive loss in accordance with SFAS No. 115.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 10 – NOTES PAYABLE

Long-Term Note Payable

On July 29, 2004 the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”) for the purchase of a $5,000,000  convertible term note (“note”). Under the terms of the securities purchase agreement, the Company also issued common stock purchase warrants to Laurus to purchase 615,000 shares of common stock, exercisable for three years from the initial exercise date. The exercise prices of the warrants are $2.63 for 300,000 shares and $3.07 for the remaining shares.

The note, which matures on July 29, 2007, bears interest at the prime rate of interest plus 1 percentage point, with a minimum interest rate of 5% and a maximum rate of 8%.  The note is convertible into common stock with a conversion price of $1.87 on July 29, 2004, subject to conversion by Laurus as well as an automatic conversion.  The fixed conversion price of $1.87 per share is applicable when the PowerCold stock average closing price for the five days prior to the repayment is at or above 110% of the fixed conversion price.  Conversion at less than the fixed conversion price is set at 90% of the average of the five lowest trading days in the 22 trading days prior to the conversion date.  The fixed price cannot be less than $1.10 per share. The beneficial conversion feature of this note has been recorded additional paid-in capital of $569,106 and as a discount to the note, amortizable over three years.  At December 31, 2004 $79,042 has been amortized.  The Company also retains the right to prepay the note at 125% of the unpaid balance for 12 months from July 29, 2004; 115% of the unpaid balance for 12-24 months from July 29, 2004; and 110% of the unpaid balance after 24 months from July 29, 2004. As consideration for investment banking services in connection with the securities purchase agreement, the Company paid 4.29% of the gross proceeds to Laurus Capital Management, LLC, (an affiliate of Laurus Master Fund, Ltd), who received consideration for investment banking services in connection with the securities purchase agreement. Laurus Capital Management LLC is the entity that exercises voting and investment power on behalf of Laurus Master Fund, Ltd, the selling shareholder, 0.04% to Loeb & Loeb, LLP a California limited liability partnership as the escrow agent for the transaction and 8.5% of the gross proceeds to the Dragonfly Capital Partners, LLC (an affiliate of Oberon Group, LLC, a North Carolina Limited Liability Company).

Laurus can convert to equity any portion of the principal balance and accrued but unpaid interest subject to the limitations of the 35% aggregate trading limit for the 22 days prior to redemption and the 4.99% total holdings limitation with the only exceptions being default and prior 75 day notification by Laurus that they will exceed the 4.99% ownership limitation but will be restricted to a 19.99% limitation not to exceed 4,457,995 shares.

Monthly amortizing payments of the aggregate principal amount outstanding under the note begin on February 1, 2005 in the amount of $166,667 plus interest. The Company has recorded a discount on the note for deferred financing costs of $641,500 which will be amortized over the life of the loan.  Amortization expense at December 31, 2004 was $53,460.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

The Company also agreed to file a registration statement within 45 days from July 29, 2004, registering the number of shares underlying the secured convertible term note and the warrants, and to have that registration statement declared effective with the Securities and Exchange Commission within 120 days from July 29, 2004.  In the event that the registration statement is not declared effective by the Securities and Exchange Commission by the required deadline, the Company is obligated to pay to Laurus Master Fund 1% of the original principal amount of the convertible note, for each 30-day period, or portion thereof, during which the registration statement is not effective.

Future minimum principal payments on the note are as follows:

Year	Annual Maturity Amount
2005	$1,166,666
2006	$1,666,667
2007	$2,166,667

Vehicle Loan

During the year ended December 31, 2004, the Company purchased a truck for $23,421.  The note is secured by the vehicle and is for thirty-five months and no interest.  The monthly payment is $650.  At December 31, 2004, the note balance was $16,581.  Future principal payments are as follows:

Year	Annual Maturity Amount
2005	$8,035
2006	$8,546

Current Notes Payable

At December 31, 2004, 2003 and 2002, notes payable included of a line of credit is payable to Royal Bank of Canada for $34,014 U.S.  The Company made interest only payments on this line of credit which is unsecured.  Interest expense on this loan was $2,430 for each of the years ended December 31, 2002 and 2001.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan which was in the name of Steven and Susan Clark and remains in dispute as of the date of this filing.

The Company received from Simco $196,760 in unsecured advances during 2002 and an additional $161,108 and $100,000 during 2003 and 2004, respectively.  The advances bear interest at 8% and are payable on demand.  No payments were made against the principal during 2002 or 2003 and $345,080 was repaid in 2004.  The debt was convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion during 2003 and 2002. The loan made during 2004 is convertible at the fair market value of the stock at the date of conversion.  The beneficial conversion feature of these loans is recorded as additional paid in capital.  The interest expense, related to these loans, recorded in 2003 and 2002 is $218,979 and $195,538, respectively.

At year end December 31, 2003, the Company issued a promissory note for $300,000 with a non-detachable warrant to purchase up to 60,000 shares of common stock until May 10, 2004.  This note was due May 10, 2004 and had no stated interest rate. In consideration of an additional 30,000 warrants to purchase common stock at $1.50 per share for a term of 3 years to expire on July 28, 2007 the promissory note redemption date was extended to July 28, 2004 and repaid at that time.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 11 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock, which contains no voting privileges.  Shareholders are entitled to cumulative dividends, and each share of preferred stock may be converted into the Company’s common stock.  No shares of preferred stock have been issued.

NOTE 12 – COMMON STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

During the year ended December 31, 2004, the Company issued 1,909,067 shares of common stock. The Company issued 248,000 shares of common stock for consulting fees of $108,000 and the services of $123,250.  In addition 390,625 shares of common stock with 192,032 warrants attached were issued in a private placement for cash of $320,000.   Each warrant is exercisable at $2.00 to $2.50 until June 30, 2004.  Additionally, 878,480 warrants were exercised for cash of $779,075 and 210,000 options were exercised for cash of $210,000.  The Company issued 156,962 common stock shares for a loan conversion of $253,501 and 25,000 shares of common stock toward a partial interest in a patent acquisition at $1.50 per share for a value of $37,500.

During the year ended December 31, 2003, the Company issued 282,000 shares of common stock for prepaid consulting fees of $120,000 and services of $96,000.  In addition 2,317,300 shares of common stock were issued for cash of $2,032,125 and 200,000 shares with a fair market value of $1.50 were issued for an acquisition of Applied Building Technologies. Additionally, 335,384 warrants were exercised for cash of $503,776.  The Company issued 5,000 shares of common stock as compensation for $3,745 and cancelled 5,000 shares upon termination of an employee.

During the year ended December 31, 2002, the Company issued 1,658,666 shares of common stock for cash of $2,562,126.  In the same period, 32,000 warrants were exercised at $1.00 per share; 82,562 shares of common stock were issued for compensation at the fair market value of the stock of $0.58 per share; and an additional 440,956 shares of common stock were issued for services at the fair market value of the stock of $1.05 per share.  For the acquisition of ABT, the Company issued 300,000 shares of common stock with a fair market value of $1.50 per share.  See Note 5.

NOTE 13 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ended December 31, 2004, the Company issued 3,075,799 common stock options with an average exercise price of $1.61 per share and a fair market value of $1,897,463.  These options expire from January 2007 through January 2010.  Options issued as compensation totaled 2,635,799 with an average exercise price of $1.51 per share and a fair market value of $1,768,982.  Common stock options issued for services totaled 440,000 with an average exercise price of $2.17 per share and a fair market value of $128,481.

During the year ended December 31, 2003, the Company issued 712,725 common stock options with an average exercise price of $1.37 per share and a fair market value of $492,597 as compensation.  These options expire from February 2004 through December 2008.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

The board of directors approved the exercise price of the options issued to employees to be at market value at the time of grant commencing January 2004.  In prior periods, the exercise price was discounted because the stock is restricted.

The following is a summary of the Company's open stock option plans:

Equity compensation approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2002 Stock Option Plan	575,000	$1.50	183,370
Total	575,000		183,370

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2004, 2003, and 2002.  The following reflects the Company's pro forma net loss and net loss per share as if the Company had determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net loss as reported	$(4,337,032)	$(2,656,548)	$(4,291,443)
Adjustment required by SFAS 123	(3,794,926)	(492,597)	(553,975)
Pro forma net loss	$(8,131,958)	$(3,149,145)	$(4,845,418)
Pro forma net loss per share, basic and diluted	$(0.40)	$(0.16)	$(0.28)

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2002	3,692,558	$0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,095,891	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	6,151,598 (210,000) (1,549,579)	1.61 1.00 1.38
Outstanding at December 31, 2004	8,444,302	$1.36

Exercisable at December 31, 2004	8,444,302	$1.36

Weighted average fair value of options granted during 2004		$0.62

At December 31, 2004, exercise prices for outstanding options ranged from $0.50 to $3.50.  The weighted average contractual life remaining of such options was 2.8 years.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options:

Risk-free Interest Rate	4.25%
Expected Life	1 to 5 years
Expected Volatility	35%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.

In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Some options issued have been approved by the Company’s board of directors but have not been approved by the Company’s shareholders.  Under the 2002 Stock Option Plan, 758,370 shares were approved by the Company’s board of directors and the Company’s shareholders and 575,000 have been issued in accordance with the plan

NOTE 14 – REPORTABLE SEGMENTS

PowerCold currently has four reportable business segments: PowerCold Corporation, PowerCold Products (formerly known as RealCold Products, Inc.), and PowerCold ComfortAir Solutions Inc. (formerly known as Ultimate Comfort Systems, Inc.), and PowerCold Technology, LLC.

PowerCold Products, Inc. designs and produces unique products for the refrigeration industry.  PowerCold ComfortAir Solutions, Inc. develops HVAC solution for commercial and industrial applications as well as construction management and consulting services.  PowerCold Technology, LLC holds the technology rights, patent rights and license agreement for an integrated piping technology for heating and air conditioning systems and all other intellectual property and patents of the company and licenses the technology to PowerCold Corporation subsidiaries and other entities that enter into technology licensing agreements.   PowerCold Corporation (“Corporate”) provides financial services for its subsidiaries.

Segment information (after intercompany eliminations) for the years ended December 31, 2004, 2003 and 2002 are as follows:

		December 31, 2004		December 31, 2003		December 31, 2002
Revenues:
Corporate PowerCold International, Ltd.	$	- -	$	- -	$	- -
PowerCold Technology, LLC		-		-		-
PowerCold Products, Inc.		-		620,209		628,217
PowerCold ComfortAirSolutions		9,090,743		3,450,267		877,673
Total Revenues		$9,090,743		$4,070,476		$1,505,890

	December 31, 2004	December 31, 2003	December 31, 2002

Operating income (loss):
Corporate PowerCold International, Ltd	$(1,245,821) (102,542)	$(1,613,998) -	$(2,999,593) -
PowerCold Technology, LLC	(39,465)	-	-
PowerCold Products, Inc.	(1,490,215)	(759,357)	(1,113,179)
PowerCold ComfortAirSolutions	(1,458,989)	(283,193)	(178,671)
Net Loss	$(4,337,032)	$(2,656,548)	$(4,291,443)

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

	December 31, 2004	December 31, 2003	December 31, 2004
Identifiable assets:
Corporate PowerCold International, Ltd	$1,605,795 -	$1,520,292 -	$747,986 -
PowerCold Technology, LLC	1,248,805	-	-
PowerCold Products, Inc.	310,487	352,255	577,966
PowerCold ComfortAirSolutions	5,410,463	2,720,169	358,598
Total Identifiable Assets	$8,575,550	$4,592,716	$1,684,550

Depreciation and amortization:
Corporate	$-	$-	$-
PowerCold International, Ltd	-	-	-
PowerCold Technology, LLC	19,309	-	-
PowerCold Products, Inc.	75,507	86,301	81,963
PowerCold ComfortAirSolutions	18,226	11,224	10,795
Total Depreciation and Amortization	$113,042	$97,525	$92,758

All of the Company’s assets are held within the United States.

PowerCold's reportable segments are strategic business units that offer different products or services.  They are managed separately because each business requires different technology and marketing strategies.

The Company did have sales in foreign countries through its subsidiaries, PowerCold Products, Inc and PowerCold ComfortAirSolutions, Inc.  During the years ended December 31, 2004, 2003 and 2002, the Company had total foreign sales in the amount of $264,364 (2.9% of total revenue); $157,582 (3.9% of total revenue) and $253,271 (16.8% of total revenue), respectively.

NOTE 15 –INCOME TAXES

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

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

At December 31, 2004, the Company had a net deferred tax asset calculated at an expected rate of 34 % of approximately $4,100,000, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset is present at December 31, 2004 and in prior years.

At December 31, 2004 the Company has net operating loss carryforwards of approximately $12,000,000, which expire in the years 2015 through 2024.  The Company recognized approximately $309,000 of losses from issuance of common stock warrants for expense in fiscal 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from December 31, 2003 to December 31, 2004 was $1,300,000.

The significant components of the approximate deferred tax asset at December 31, 2004, 2003 and 2002 were as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Net operating loss carryforward	$12,000,000	$8,300,000	$5,800,000
Warrants issued for expenses	$309,000	$97,000	$-

Unrealized net gain (loss) on investments	$(19,000)	$19,000	$931,000
Deferred tax asset	$4,100,000	$2,800,000	$1,900,000
Deferred tax asset valuation allowance	$(4,100,000)	$(2,800,000)	$(1,900,000)

NOTE 16 – LEASES

Operating Leases

The Company leases sales offices in Largo, Florida for $5,576 per month under an operating lease agreement, which expires July 31, 2008.

The Company leased sales offices and plant space in LaVernia, Texas for $3,625 per month under an operating lease agreement, which expired March 30, 2004. The Company currently rents this space on a month to month basis at $3,000.

Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $124,145, $85,169 and $36,000, respectively.

The Company rents office space in San Antonio, Texas.  The rent is $690 per month on a month to month basis.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Future minimum rental commitments are as follows:

Year Ending December 31,	Amount

2005	$66,912
2006	69,245
2007	71,894
2008	43,192
Total	$251,243

NOTE 17 – DISPOSITION OF TECHNICOLD SERVICES, INC., CHANNEL FREEZE TECHNOLOGIES, INC. AND POWER SOURCES, INC.

During the year ended December 31, 2003, the Company elected to fully dispose of Technicold Services, Inc (“TSI”), and recorded costs associated from discontinued operations of $18,160.

The assets and liabilities disposed of from the discontinued operations of TSI were as follows:

Cash Other asset Equipment, net	$8,187 675 1,238
Goodwill, net	16,866

Total Assets	$26,966
Account payable	$6,136
Assets in excess of liabilities	$20,830

During the year ended December 31, 2002, the Company elected to fully dispose of Channel Freeze Technologies, Inc. (“CFTI”) and recorded costs associated from discontinued operations of $563,358.  The Company returned to CFTI’s previous owners the entity’s patent and intellectual property in exchange for a release from an unpaid liability of $200,000 and a release from any other contingent or future liabilities.  The assets and liabilities disposed of from the discontinued operation of CFTI were as follows:

Manufacturing equipment, net	$3,000
Patents and intellectual property, net	665,951
Total Assets	$668,951
Account payable	$200,000
Assets in excess of liabilities	$468,951

During the year ended December 31, 2002, the Company disposed of Power Sources, Inc. (“PSI”) by returning the acquired assets and liabilities to the original owner.  The stock and options given as part of the acquisition were rescinded.  The Company  recorded a net loss on disposition of $288,830, which has been reported as loss from discontinued operations.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

NOTE 18 – RESTATEMENT OF PRIOR YEARS’ FINANCIAL STATEMENTS

In accordance with generally accepted accounting principles, the financial results of the business segments discontinued (of TSI, CFTI and PSI) are reported as discontinued operations.

The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of TSI in 2003.  Condensed results of discontinued segments are as follows:

	December 31, 2003	December 31, 2002
Net Sales
CFTI	$-	$-
PSI	-	-
TSI	17,750	90,032
Total	$17,750	$90,032

Income (Loss) Before Income Taxes
CFTI	$-	$(94,401)
PSI	-	(145,299)
TSI	2,670	9,495
Total	2,670	(230,205)
Income Tax	-	-
Net Income (Loss)	$2,670	$(230,205)

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

The accompanying financial statements for 2003 and 2002 have been restated to correct an error for the recognition of a beneficial conversion feature of the convertible loans made in 2003 and 2002.  The effect of the restatement was to increase additional paid in capital, increase net loss and increase interest expense for 2003 and 2002 by $218,979 and $195,538 net of income tax,  respectively, ($0.01 per share).  Accumulated deficit at the beginning of 2002 was not affected by this correction.

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

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 20 – COMMITMENTS AND CONTINGENCIES

PowerCold’s subsidiaries are named as defendants in three separate lawsuits.  In each action, the claims sought by plaintiffs are less than $60,000.  The Company is vigorously defending these claims and expects that its aggregate liability in these matters will not exceed $64,000, which has bee accrued at December 31, 2004.

PowerCold has filed several claims against payment bonds issued on the behalf of contractors totaling $331,137. Several lawsuits have been filed by the Company to recover past due receivables of approximately $675,812. In one instance, a claim of $128,590, if unpaid, is expected to be arbitrated, and others are contemplated if collection efforts prove unsatisfactory. In addition, the Company has reserved $529,389 as an allowance for doubtful accounts based upon the age of certain receivables, some of which are retentions on completed jobs.

NOTE 21 – ECONOMIC DEPENDENCY

The Company sells its products and engineering and contracting services throughout the United States and other countries.    During the years ended December 31, 2004, 2003 and 2002, product and contracting services were provided to the following major customers:

Major PowerCold Products, Inc customers constituting 10% or more of annual revenue.

2002

Alturdyne Inc. $100,204; 15.8% of revenue; E-PAK Technology, Inc. $315,991; 49.8% of revenue

2003

Shun Sheong Electrical Engineering $129,066; 39.9% of revenue; ACCRA-TEMP, Inc. $35,135; 10.9% of revenue; E-PAK Technology, $39,510; 12.2% of revenue; Trane – Clarksville, $44,035; 13.6%.

2004

None

Major PowerCold ComfortAir Solutions, Inc customers constituting 10% or more of annual revenue.

2002

Facility Service PLC, $277,633, 31.7% of revenue; Buron Construction $191,360, 21.8%of revenue; Dick Anderson Co., $208,044, 23.7% of revenue

2003

Zakco Commercial Consultants, Inc, $800,000, 19.3% of revenue; Alturdyne, $460,000, 11.1% of revenue

2004

Wingate Inn New Orleans (Gulf Development LLC) $1,485,754, 16.3% of revenue; Wingate Inn NV, $1,251,644, 13.8% of revenue; Health First $920,116, 10.1% of revenue.

NOTE 22— CONTRACTS IN PROGRESS

The Company recognizes construction contract revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs.  Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.  Revenues recognized in excess of amounts billed are classified as current assets under “costs and estimated earnings in excess of billings on contracts in progress.”  The Company anticipates that substantially all incurred costs associated with contract work in progress at December 31, 2004 will be billed and collected in 2005.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

For the year ended December 31, 2004 contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract Revenues Earned	Contract Costs Incurred	Gross Profit
Construction contracts in progress at December 31, 2004	$8,579,584	$6,571,082	$2,008,502
Construction contracts completed during the year	4,793,203	3,511,448	1,281,755
Total construction activity	$3,786,381	$3,059,634	$726,747

Contracts in progress as of December 31, 2004 were as follows:

Cumulative costs to date	$3,059,634
Cumulative gross profit to date	726,747
Cumulative revenue earned	3,786,381
Less progress billings to date	4,167,254

Net over billings	$380,873

The following is included in the accompanying balance sheet under these captions as of December 31, 2004:

Costs and estimated in excess of billings on contracts in progress	$-
Billings in excess of costs and estimated earnings on contracts in progress	380,873
Net over billings	$380,873

NOTE 23 – BACKLOG

The following schedule summarizes the backlog on contracts during the year ended December 31, 2004.  Backlog represents the amount of revenue from contractual agreement signed before year-end on which work has not yet begun.

New contracts during the year	$11,041,369
Less contract revenue earned during the year	8,579,584
Backlog balance, for installation contracts only, at December 31, 2004	$2,461,785

The Company also entered into additional contracts with estimated revenues of $2,961,005 between January 1, 2005 and March 15, 2005 which in addition to the backlog will be recognized as revenue as work is performed during 2005.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 24 — SUBSEQUENT EVENTS

On July 29, 2004, the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”) for the purchase of a $5,000,000 of a convertible term note. Under the terms of the securities purchase agreement, the Company also issued common stock purchase warrants to Laurus to purchase 615,000 shares of common stock, exercisable for three years from the initial exercise date. The exercise prices of the warrants are $2.63 for the 300,000 shares and $3.07 for the remaining shares.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Regulation D, Rule 506 of the Securities Act of 1933.

The securities purchase agreement, secured convertible term note and the registration rights agreement with Laurus, all dated July 29, 2004, were amended on March 9, 2005 to reschedule the originally required effectiveness date (November 27, 2004) of the registration statement filed with the SEC to June 15, 2005, and to reschedule the initial principal payments due February, March, April and May 1, 2005 to April, May, June and July 1, 2007.  For the amended rescheduled payments and new effective date the Company has agreed to issue a new warrant purchase agreement to Laurus for 665,000 shares for a term of five years at $1.70 per share.  The Company will take a fair market value charge of $125,302 for the issuance of 215,000 warrants for the rescheduled principal payments over the period from February 1, 2005, through August 1, 2007.   In addition the Company will take a fair market value charge of $262,260 for the issuance of 450,000 warrants as a result of  the registration statement filed with the SEC not being effective as of November 27, 2004 and being extended to June 15, 2005.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

In addition, Management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company’s accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to Management.

ITEM 9B.    OTHER INFORMATION

None.

PART  III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company are as follows:

Name

Age

Position

Period Served Since

Francis L. Simola.

66

Chairman of the Board

January 1993

President and CEO

Dean S. Calton

53

President, PowerCold Products, Inc.

October 1998

Vice President Engineering and Manufacturing

Robert Yoho

68

President, PowerCold ComfortAir Solutions, Inc.

July 2002

Joseph C. Cahill

51

Vice President Administration and Finance

January 2002

Director, Corporate Secretary

Grayling Hofer

47

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

Directors of the Company are elected every three years.  Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company. All Company Directors and Officers have devoted 100% of their time for PowerCold’s daily operating activities during the last fiscal year 2004.

ITEM 11.   EXECUTIVE COMPENSATION

One executive officer of the Company received compensation greater than $85,000 for 2004, which included a base salary of $84,000 and a bonus of $25,000.  No officer of the Company was paid by any other source other than PowerCold for time that was actually spent in furtherance of PowerCold’s affairs.  Francis L. Simola, president and CEO receives no compensation directly from PowerCold.  Simco Group received 140,000 shares of common restricted stock for services rendered the Company by Francis L. Simola, and received $60,000 related to payment due for corporate operating and office administrative expenses.

Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------------------------

          Long-Term Compensation

     ------------------------------------------------------------

     Annual Compensation

            Awards

      Payouts

----------------------------------------------------------------------    --------------------------------       ----------------------

(a)

(b)

  (c)

   (d)

   (e)

  (f)

   (g)

    (h)

   (i)

Name

   Other

  Restricted

   Securities

and

   Annual

   Stock

  Underlying

   LTIP

   All Other

Principal

Year

  Salary

   Bonus

   Comp.

  Awards

   Options

   Payouts

   Comp.

Position

    ($)

     ($)

     ($)

  ($)(1)(2)

    (#)(3)

      ($)

    ($)

---------------------   ------     ------------  -----------     ---------    --------------   --------------        ---------         ---------

Francis Simola

2004

0

0

0

140,000

845,799

0

0

  President

2003

0

0

0

120,000

202,725

0

0

  CEO

2002

0

0

0

120,000

0

0

0

Joseph C. Cahill

2004

74,769

0

0

0

400,000

0

0

 Secretary, CFO

2003

38,769

0

0

0

75,000

0

0

 VP Admin & Fin

2002

41,506

0

0

82,779

0

0

0

Grayling Hofer

2004

71,502

0

0

0

170,000

0

0

   Treasurer

2003

67,129

0

0

0

85,000

0

0

   CAO

2002

48,460

0

0

2,000

0

0

0

Robert Yoho

2004

84,000

25,000

0

0

300,000

0

0

   Director

2003

72,000

0

0

0

50,000

0

0

  President PCS

2002

66,000

0

0

200,000

100,000

0

0

Dean Calton

2004

73,112

0

0

0

100,000

0

0

   President PCP

2003

67,819

0

0

0

50,000

0

0

2002

64,615

0

0

0

50,000

0

0

_________________________

(1)  Restricted Stock Awarded for consulting and funding services.

(2)  Restricted Stock Awards includes shares for acquisition.

(3)  Securities Underlying Options do not include options granted in 2005.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2004 is provided in the following Option Grants in the Last Fiscal Year Table:

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants (1)

------------------------------------------------------------------------------------------------------------------------------------------

(a)

(b)

(c)

(d)

(e)

Name

Number of Securities

% of total Options

Exercise or

Expiration

Underlying Options

granted to employees

or base price

Date

Granted (2)

in fiscal year

$/share

-----------------           -----------------------              --------------------            -----------------------            -----------------

Francis L. Simola

100,000

3.8%

1.50

01/30/09

Francis L. Simola

434,688

16.3%

1.65

01/30/09

Francis L. Simola

311,111

11.7%

1.65

07/30/09

Robert Yoho

25,000

0.9%

0.50

01/01/09

Robert Yoho

25,000

0.9%

0.50

07/01/09

Robert Yoho

25,000

0.9%

1.50

07/01/10

Robert Yoho

25,000

0.9%

0.50

01/01/10

Robert Yoho

100,000

3.8%

1.50

01/30/09

Robert Yoho

100,000

3.8%

1.50

12/31/09

Joseph C. Cahill

50,000

1.9%

1.00

12/31/09

Joseph C. Cahill

50,000

1.9%

1.00

01/30/09

Joseph C. Cahill

100,000

3.8%

1.50

07/30/09

Joseph C. Cahill

100,000

3.8%

1.65

07/30/09

Joseph C. Cahill

50,000

1.9%

1.50

12/31/09

Grayling Hofer

10,000

0.4%

1.00

03/01/09

Grayling Hofer

10,000

0.4%

1.00

12/31/09

Grayling Hofer

25,000

0.9%

1.50

06/01/09

Grayling Hofer

25,000

0.9%

1.50

12/31/09

Grayling Hofer

50,000

1.9%

1.50

12/31/09

Grayling Hofer

50,000

1.9%

1.50

12/31/09

Dean Calton

100,000

3.8%

1.50

12/31/09

_______________________

(1)  This table does not include Stock Options granted previously.

(2)  Number of Securities Underlying Options Granted do not include options granted in 2005.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2004 is provided in the following:  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Options Values Table:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

Individual Grants (1)

-------------------------------------------------------------------------------------------------------------------------------------------

(a)

(b)

(c)

(d)

(e)

Name

Number of

Value

Number of

Value of

Shares

Realized

Securities

Unexercised

Acquired

on Exercise

Underlying

in-the-money

(#)

($)

Unexercised

options at Fy-End

Options at Fy-End

($)Exercisable/

(#)Exercisable/

Unexercisable (2)

Unexercisable  (1)

---------------           ----------------------               ----------------          ---------------------              ------------------------

Frank Simola

0

0

1,744,403/0

$606,961/$0

Joseph C. Cahill

0

0

475,000/0

$72,000/$0

Robert W. Yoho

0

0

450,000/0

$73,500/$0

Grayling Hofer

0

0

255,000/0

$14,400/$0

Dean Calton

0

0

400,000/0

$244,000/$0

________________________

(1)  Number of Securities Underlying Unexercised Options at Fy-End (#)Exercisable/ Unexercisable do not include options granted in 2005.

(2)    Valued at the market closing price of $1.48 per share on December 30, 2004.

The Corporation does not currently have a Long Term Incentive Plan  ("LTIP").  The Corporation currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2004, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, and (ii) each director.(iii) executive officers

Name and Address

Amount and Nature

Percent

of Beneficial Owner

of Beneficial Ownership (1)

of Class (2)

Francis L. Simola and (3)(5)(6)

922,432

3.93%

Veronica M. Simola

9408 Meadowbrook Ave.

Philadelphia, Pa. 19118

Simco Group, Inc. (4)

1,780,664

7.58%

1800 E. Sahara, Suite 107

Las Vegas, Nevada 89104

Henry N. Sanborn

2,372,081

10.10%

505 Charles Street Avenue

Towson, MD 21204

Joseph C. Cahill (5)(6)

82,779

0.35%

45 Overlea Lane

Aberdeen, NJ  07747

Robert W. Yoho (5)(6)

300,000

1.28%

13799 Park Blvd. North

Seminole, FL  33776

Dean Calton (6)

51,500

0.22%

1346 LaVernia Road

LaVernia, TX  78121

Grayling Hofer (6)

7,000

0.03%

2406 Crow Valley

San Antonio, TX  78270

Laurus Master Fund, Ltd (7)

-0-

0.00%

c/o M&C Corporate Services Limited

P.O. Box 1234 G.T.

Ugland House, South Church Street

Grand Cayman, Cayman Islands

Total Common Stock

5,516,456

23.49%

Total Common Stock Owned by Officers & Directors

3,144,375

13.39%

__________________________________

(1)  The nature of beneficial ownership for all shares is sole voting and investment power.

(2)  The per cent of class is all common stock.

(3)  Includes minor children

(4)  Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.

(5)  Director

(6)  Executive Officer

(7)  Laurus may own up to 4.99% of PowerCold common stock in accordance with a Convertible Term Note of July 29, 2004.  The Note is convertible into our common stock with a conversion price of $1.87 on July 29, 2004, subject to conversion by Laurus as well as an automatic conversion. Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to Laurus to purchase 615,000 shares of common stock, exercisable for three years from the Initial Exercise Date. The exercise prices of the warrants are $2.63 for the 300,000 shares and $3.07 for the remaining shares.  As of December 31, 2004 Laurus did not own any PowerCold common stock but under certain conditions may convert more than 4.99% up to a maximum of 19.99%. As of the date of this report, Laurus has not converted any of its derivative securities into common stock.  The Company has filed a registration statement under Form S-1 to register 5,072,995 shares on behalf of Laurus

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (“Simco”), a separate legal entity wholly-owned by the Company's chairman and chief executive officer.

During the year ended December 31, 2004 the Company received $100,000 as a short term loan from Simco Group and repaid Simco $345,080 for short term loans.

During the year ended December 31, 2003 the Company received $161,108 as a short term loan from Simco Group.

During the year ended December 31, 2002 the Company received $196,760 as a short-term loan from Simco Group.

The advances bear an interest rate of 8% and are payable on demand.  No payments were made against the advance principal made in 2002 or 2003.  The debt may be converted to common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 were approximately $76,000 and $50,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $8,168 and $8,846.00 during the fiscal years ended December 31, 2004 and 2003, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees of $16,828 during the fiscal year 2004 for products and services rendered by the Company’s principal accountant in relation to pending stock registration filings with the SEC.  No fees were incurred during the fiscal year 2003 for products and services rendered by the Company’s principal accountant.

PART  IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (1)(2) Financial Statements exhibited herein the Form 10-K Annual Report and are filed as a part hereof:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Independent Auditors' Reports:

Report on the 2004 Financial Statements

Consolidated Financial Statements:

Balance Sheets – December 31, 2004, 2003 and 2002

Statements of Operations – Years ended December 31, 2004, 2003 and 2002

Statements of Stockholders’ Equity – Years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows – Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

 (3) Exhibits:

3.1

Articles of Incorporation, of the Company. Incorporated by reference to the Company's Registration Statement as Exhibit 4.1, on Form 8-A/12g, as filed on May 25, 2000.

3.2

Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Company's Registration Statement As Exhibit 4.5, on Form 8-A/12g, as filed on May 25, 2000.

3.3

Amended and Restated By-laws of the Company. Incorporated by reference to the Company's Registration Statement As Exhibit 4.6 on Form 8-A/12g, as filed on May 25, 2000.

4.1

Instruments defining the rights of security holders including indentures Incorporated by reference to the Company's Registration Statement As Exhibit 4.7, on Form 8-A/12g, as filed on May 25, 2000.

4.2

Form of common stock Certificate of the Registrant. Incorporated by reference to the Company's Registration Statement As Exhibit 5, on Form 8-A/12g, as filed on May 25, 2000.

4.3

Securities Purchase Agreement ***

4.4

Secured Convertible Term Note ***

4.5

Common Stock Purchase Warrant***

4.6

Registration Rights Agreement***

21

Subsidiaries of the Company

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

________________________

***Incorporated by reference to same exhibit filed with the Company’s Form 8-K Current Report dated July 30, 2004, SEC file no. 000-30709.

(b)

Reports on Form 8-K:

8 -K  April 13, 2004

8 -K  August 2, 2004

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

By:  /s/ Francis L. Simola

Francis L. Simola

President and Chief Executive Officer

Dated:  March 30, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated:  March 30, 2005

By:  /s/  Joseph C. Cahill

Joseph C. Cahill

Director and Secretary

Chief Financial Officer

Dated:   March 30, 2005

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated:  March 30, 2005

By:  /s/  Grayling Hofer

Grayling Hofer

Treasurer

Chief Accounting Officer

Dated:  March 30, 2005