Form 10-Q/A
period 2004-06-30
POWERCOLD CORP
filed 2005-05-02
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment 2

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

FORM 10Q /A

JUNE 30, 2004

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

6

Condensed Notes to Consolidated Financial Statements

7

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

1 2

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

20

Item 4.

Controls and Procedures.

20

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

2 2

Item 2.

Changes in Securities.

2 2

Item 3.

Defaults Upon Senior Securities.

2 2

Item 4.

Submission of Matters to a Vote of Security Holders.

2 2

Item 5.

Other Information.

2 2

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

2 3

Certifications

2 4

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

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

See accompanying condensed notes.

POWERCOLD CORPORATIOIN

CONSOLADATED STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,
	2004	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Contracts including equipment	$4,239,183	0	0
Equipment	363,030	3,251,310	846,490
Total Revenues	4,602,213	3,251,310	846,490

COST OF REVENUES
Direct labor and equipment-contracts	3,157,987	0	0
Direct labor and material-equipment	105,175	2,677,850	611,010
Warranty expense	99,254	0	0
Manufacturing supplies	12,653	0	0
Shipping and handling	65,906	0	0
Total Cost of Revenues	3,440,975	2,677,850	611,010

GROSS PROFIT	1,161,238	573,460	235,480

OPERATING EXPENSES
Sales, marketing and advertising	209,995	100,081	138,286
General and administrative	1,411,818	1,205,402	1,564,204
Research and development	21,157	0	0
Legal, accounting and consulting	167,471	0	0
Depreciation and amortization	52,368	71,131	44,175
Total Operating Expenses	1,862,809	1,376,614	1,746,665

LOSS FROM OPERATIONS	(701,571)	(803,154)	(1,511,185)

OTHER INCOME (EXPENSES)
Royalty income	0	0	3,495
Interest income	467	119	2,044
Interest and financing expense	(309,249)	(1,195)	(3,052)
Other income (expense)	1,374	237,597	0
Total Other Income (Expenses)	(307,408)	236,521	2,487

LOSS BEFORE INCOME TAX	(1,008,979)	(566,633)	(1,508,698)

INCOME TAX EXPENSE	0	0	0

LOSS FROM CONTINUING OPERATIONS	(1,008,979)	(566,633)	(1,508,698)

LOSS FROM DISCONTINUED OPEATIONS	0	0	(667,723)

NET LOSS	(1,008,979)	(566,633)	(2,176,421)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	0	(19,483)	(368,600)

COMPREHENSIVE LOSS	$(1,008,979)	(586,116)	(2,545,021)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED, CONTINUING OPERATIONS	$(0.05)	(0.03)	(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	21,754,805	19,102,066	16,268,893

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

During the three months ended June 30, 2004, the Company issued 165,000 common stock warrants exercisable at $1.50 per share, as consideration for extension a bridge loan for Philadelphia Brokerage Corporation clients, and 31,406 common stock warrants exercisable at $2.50 per share for equity private placements.  These warrants expire in June 2007.  The fair market value of the warrants was estimated at $172,990 on the date of grant using the Black Scholes Calculation.  The following assumptions were made in estimating fair value:  risk-free interest of 4%, volatility of 75%, expected life of one and five years and no expected dividends.

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

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

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

ITEM  2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

Forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance.                  . The factors that could cause actual results to differ materially include; interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.   The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand PowerCold   Corporation.The   MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements an the accompanying notes (“Notes”).

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.   At June 30, 2004 the Company had an accumulated deficit of $17,286,449 and recurring losses from operations for each year presented.   Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of June 30, 2004 are $4,984,880 with reported revenue for the six month period ended June 30, 2004 at $4,602,213. The recovery of these assets is dependent upon collection of outstanding receivables and achieving profitable operations.   The ultimate outcome of these uncertainties cannot presently be determined.   We actively seek sufficient financing to achieve profitability.   Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations.

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

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

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

The Nauticon patented products are innovative in design, use new material technology, are simple to manufacture, and have a low operating cost.  They are used for evaporative condensers, fluid coolers, sub-coolers, commercial and industrial refrigeration system components, and custom refrigeration products for commercial and industrial applications.  Nauticon products can reduce power cost for air condition and refrigeration applications by up to 40%.   The efficiency of water cooled condenser technology is well understood in the industry and is the preferred method in large central chiller plants reducing kW per ton of cooling for chilled water air conditioning from a typical 1.08 kW/ton at a suction temperature of 45 F and condensing temperature of 130 F for air cooled condensers to 0.67 kW/ton at a suction temperature of 45 F and condensing temperature of 95 F for evaporative (water) cooled condenser, a 38% reduction in kW demand. Capacity and power consumption is estimated from data published in the ASHRAE 1996 Handbook, HVAC Systems and Equipment Handbook, Chapter 34.6, Fig. 1 Capacity and Power-Input curves for Typical Hermetic Reciprocating Compressor Capacity and power consumption is estimated from data published in the ASHRAE 2004 Handbook, HVAC Systems and Equipment Handbook, Chapter 34.6, Fig. 2 Capacity and Power-Input curves for Typical Hermetic Reciprocating Compressor.  PowerCold has continued to invest in and improve the Nauticon product line, greatly expanding its product offerings ranging from a single 10-ton unit up to 300-ton or more multi-unit systems. The company has three patents related to the Nauticon product line.

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

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

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

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

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

The dual use of the piping systems provides cost effective, high quality, compressor-free guest rooms for the hospitality industry.  The PowerCold ComfortAir system provides the precise comfort control of four-pipe air conditioning at a lower capital cost.  Installation and construction costs are comparable to conventional through-the-window Package Terminal Air Conditioners (PTAC) units.  The Ultimate Comforts System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling. High quality chiller systems, designed and packaged by PowerCold Products provide installations with energy efficient design features, reliability and ease of maintenance. PowerCold’s HVAC systems provide energy saving operating advantages through the use of energy efficient equipment and energy recovery technology.

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

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

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

On June 15, 2004 the Company announced that it’s wholly owned subsidiary PowerCold ComfortAir Solutions, Inc. (PCS) was awarded several new national retail store and restaurant chain contracts that will generate more than $2,000,000 in additional revenue. Additionally, a marketing agreement with First Energy Group, LLC and the signing of Conditioned Environments, Inc., as new members of the Company’s National Contractors Alliance, increases PowerCold’s market coverage across the U.S.

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

On June 23, 2004 the Company announced today that it has expanded its product line and now offers Direct Digital Control systems with the Company’s patented HVAC packages for commercial buildings.  Direct Digital Control systems, known as “DDC” systems, log electronic temperature measurements and compare them to the desired settings (set-points).  The system then calculates an appropriate response if the two aren’t equal, and sends out new signals to correct for any difference.   Typically, DDC systems are approximately 10-15% of the total HVAC package.  PCS is currently installing DDC systems with several of its custom HVAC applications.  These installations are expected to generate additional revenue in excess of $1,000,000 over the next twelve months.   .   Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

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

Net Loss for the three-month period ended June 30, 2004 increased 212% to ($575,535) from ($184,246) for the same quarter the prior year, and for the six-month period ended June 30, 2004 increased 78.1% to ($1,008,979) from ($566,633) for the same period the prior year.  Net Operating Losses from continuing operations included one-time respective charges of $154,340 for the quarter and $309,249 for the six months ended June 30, 2004 for debt funding services. It is expected that quarter operating losses will continue to decline as revenue increases and operating expenses remain stable.   Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.

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

The Company’s sales and revenue continue to grow during the first half 2004.  Total revenue of $4,602,213 for the six months ended through June 30, 2004 exceeded the total annual revenue of $4,070,476 for 2003 and $1,505,890 for 2002.  The Company anticipates new contracts to exceed $9 million through the third quarter

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

2004 and has over $35 million in proposals in process with various national account customers.   The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a six to twelve month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter    and generate revenue from those contracts through the following six – fifteen month installation cycle based upon the historical closure rate for the company over the last two years. We anticipate reduced losses with increased revenue but will not attain profitability in the third quarter of 2004 as it is unlikely that gross margins will improve in the near term.   Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all. The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of four new chains.

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

Operating expenses increased 19.1% to $954,204 for the quarter and for the six months increased 35.3% to $1,862,809.  Operating expenses increased primarily from additional one-time accounting and legal expense related to new financing, and higher expense for sales and marketing as compared to the prior year six month period.  General administrative costs increased $265,364 due to one-time charges related to the installation of new enterprise accounting software, communications related improvements and compliance programs.  None of these issues are expected to affect future reporting periods.  Additional adjustments related to specific product cost issues are being implemented and will reflect greater profit margins going forward , however there is no guarantee that existing margins can be maintained or improved ..  Lower than anticipated R & D expenditures for plastic products contributed to cost containment as several products under development have advanced to the field test and marketing stage.

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

The increase in assets was mainly due to the rise of Accounts Receivable primarily from large design projects. Two disputes, one with the general contractor that was fired from the job and the other when the general contractor quit resulted in $287,558 being uncollectible are a direct result of failure to collect based upon a pay when paid clause in a contract.   At June 30, 2004 uncollected retentions from contracts in progress totaled $281,337 and collection is dependant upon various factors including the release of retentions held back from the general contractor by the owner, lien releases from subcontractors, liability insurance confirmation, punch list completion, warranty coverage, etc., and may delay the collection for one to twelve months after the contract completion.   Change orders beyond the scope of the original contracts are slow to collect from the general contractor. Uncollected receivables for completed contracts, including retentions on these contracts, totaled $1,335,815 at June 30, 2004. Claims totaling $331,137 against payment bonds issued on the behalf of general contractors will be filed in the near future. Approximately 45% of the outstanding receivables at June 30, 2004

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

have a collection problem and may require litigation or arbitration to collect.  Accounts Receivable currently exceeds Accounts Payable by $3,982,028 and has increased by $1,454,686 from the previous quarterly reporting period on $2,743,777 in second quarter revenue.  Inventory increased by $128,143 in the same time period.  Accounts Payable increased by $237,121 from the end of the previous quarter in part as a result of an investment in increased inventory to support increasing Nauticon sales volume and shipments to new chain store accounts. The substantial increase in receivables and to a lesser extent the increased inventory has put significant pressure upon the cash flow. A substantial reduction in past due Accounts Receivables and increased cash flow from completed installations is expected in the third and fourth quarters 2004.  The increase in liabilities since December 31, 2003 was mainly due to  the increase of Billings in Excess of Costs and Estimated Earnings on Contracts in Progress by $940,313 at the end of Q2.  Commitments and contingencies of $69,417 are from old outstanding accounts payable from the previous RealCold Products and Nauticon operations.  Management believes that these contingency debts will be written off over time.

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

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

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

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

JUNE 30, 2004

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

FORM 10Q /A

JUNE 30, 2004

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

FORM 10-Q /A

June 30, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date:    April 29, 2005