Form 10-Q/A
period 2004-09-30
POWERCOLD CORP
filed 2005-05-02
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No.3

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

Financial Condition and Results of Operations.

12

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

22

Item 4.

Controls and Procedures.

22

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

24

Item 2.

Changes in Securities.

25

Item 3.

Defaults Upon Senior Securities.

25

Item 4.

Submission of Matters to a Vote of Security Holders.

25

Item 5.

Other Information.

25

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

26

Certifications

27

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q /A

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

During the three months ended September 30, 2004, the Company issued 300,000 common stock warrants exercisable at $1.87 per share, for three years from date of issuance on August 30, 2004 as consideration for investment banking services.  The warrants expire on August 30, 2007.  The company issued 615,000 warrants to purchase common stock on July 29, 2004 in connection with a 5,000,000 convertible debt funding.  The warrants have a three year term and expire July 29, 2007.  The exercise price is $2.63 for 300,000 warrants to purchase common stock and $3.07 for 315,000 warrants to purchase common stock.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation at $588,330 ..  The following assumptions were made in estimating fair value:  risk-free interest of 4%, volatility of 75%, expected life of one and five years and no expected dividends.

NOTE 6 – NOTES PAYABLE

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

NOTE 6 – NOTES PAYABLE (continued)

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

Monthly amortizing payments of the aggregate principal amount outstanding under the note begin on February 1, 2005 in the amount of $166,667 plus interest. The Company has recorded a discount on the note for deferred financing costs of $641,500 which will be amortized over the life of the loan.  Amortization expense at September 30, 2004 was $35,639.

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

Future minimum principal payments on the note are as follows:

Year	Annual Maturity Amount
2005	$1,598,117
2006	$1,743,400
2007	$1,016,982

Current Notes Payable

At September 30, 2004, notes payable included of a line of credit is payable to Royal Bank of Canada for $34,014 U.S.  The Company made interest only payments on this line of credit which is unsecured.  Interest expense on this loan was $2,430 for each of the years ended December 31, 2002 and 2001.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan which was in the name of Steven and Susan Clark and remains in dispute as of the date of this filing.

The Company received from Simco $196,760 in unsecured advances during 2002 and an additional $161,108   during 2003.  The advances bear interest at 8% and are payable on demand.  No payments were made against the principal during 2002 or 2003.  The debt was convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion during 2003 and 2002. The beneficial conversion feature of these loans is recorded as additional paid in capital.  The interest expense, related to these loans, recorded in 2003 and 2002 is $218,979 and $195,538, respectively.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

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

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At September 30, 2004 the Company had an accumulated deficit of $18,155,005 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of September 30, 2004 are $6,905,932 with reported revenue for the nine month period ended Septemeber 30, 2004 at $7,348,302. The recovery of these assets is dependent upon collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

Interest payable on the Note shall accrue at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus one percent (1.0%).  The interest rate shall not be less than five percent (5.0%) and no more than eight percent (8.0%).  Interest shall be (i) calculated on the basis of a 360 day year, and (ii) payable monthly, in arrears, commencing on August 1, 2004 and on the first business day of each consecutive calendar month thereafter until the Maturity Date, July 29, 2007.Amortizing payments of the aggregate principal amount outstanding under this Note shall begin on February 1, 2005 and shall recur on the first business day of each succeeding month thereafter until the Maturity Date. Beginning on the first Amortization Date, We agreed to make monthly payments to Laurus Funds on each Repayment Date, each in the amount of $166,666.67 together with any accrued and unpaid interest to date on such portion of the Principal Amount plus any and all other amounts which are then owing under this Note, the Purchase Agreement or any other Related Agreement but have not been paid. Any Principal Amount that remains outstanding on the Maturity Date shall be due and payable on the Maturity Date.  We also retain the right to prepay the note at 125% of the unpaid balance for 12 months from July 29, 2004; 115% of the unpaid balance for 12-24 months from July 29, 2004; and 110% of the unpaid balance after 24 months from July 29, 2004.

We also agreed to file a registration statement within 45 days from July 29, 2004, registering the number of shares underlying the secured convertible term note and the warrants, and to have that registration statement declared effective with the Securities and Exchange Commission within 120 days from July 29, 2004. In the event that the registration statement is not filed by the required deadline, we are obligated to pay Laurus Master Fund 1% of the original principal amount of the convertible note, for each 30-day period, or portion thereof, during which the registration statement is not filed. In the event that the registration statement is not declared effective by the Securities and Exchange Commission by the required deadline, which is 120 days from the date of the Securities Purchase Agreement, we are obligated to pay to Laurus Master Fund 1% of the original principal amount of the convertible note, for each 30-day period, or portion thereof, during which the registration statement is not effective.

We filed the registration statement for Laurus Funds 4 days after the required deadline.  Since the registration statement was still under review by Laurus at the required 45 day filing deadline, Laurus agreed to waive the penalty fee associated with the late filing of the registration statement.

In connection with the purchase of the Note, the Company issued a Common Stock Purchase Warrant that provides for the purchase of up to 615,000 shares of Common Stock, at the exercise price of $2.63 for 300,000 shares and $3.07 for 315,000 shares until July 29, 2007.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

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

Net Loss for the three-month period ended September 30, 2004 increased to ($552,098) from a prior period gain of $286,759 for the same quarter the prior year, and for the nine-month period ended September 30, 2004 increased 367% to ($1,877.535) from ($402,078) for the same period the prior year.  Net Operating Losses from continuing operations included charges of $250,000 for bad debt for the quarter and $559,249 for the nine months ended September 30, 2004 for debt funding services. Sales, marketing and advertising expense increased with added personnel and travel expense.  The net loss in the nine month comparable prior period included a one time gain of $ 233,139 in the third quarter of 2003. Operating losses increased due to lower gross profit margins due to competitive pressures in the pursuit of new business and increased operating expenses related to the replacement of hot water heating equipment at three hotels that did not satisfy design specifications. The net loss increased due to higher operating loss and interest and financing expenses totaling more than $300,000 for the nine month period ended September 2004. As a result, a lawsuit has been filed against the equipment manufacture to recover the cost of replacement equipment and installation expense in the amount of $160,000.  The net loss increased due to the higher operating loss and interest and financing expense for the convertible debt funding concluded on July 29, 2004 totaling more than $300,000 for the nine month period ended September 30, 2004. It is expected that quarter operating losses will decline as revenue increases, margins improve and operating expenses remain stable, however there is no guarantee that operating expenses will not increase or that margins will improve.

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

The Company’s sales and revenue continue to grow through the nine month period in 2004.  Total revenue of $7,348,302 for the nine months ended through September 30, 2004 exceeded the total annual revenue of $4,070,476 for 2003 and $1,505,890 for 2002.  The Company anticipates new contracts to exceed $5 million through the fourth quarter 2004 and has over $38 million in proposals in process with various national account customers. The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter and generate revenue from those contracts through the following six – fifteen month installation cycle based upon the historical closure rate for the company over the last two years and the increase in sales and marketing staff to capitalize upon the number of outstanding proposals with national chain accounts. We anticipate reduced losses with increased revenue but will not attain profitability in the fourth quarter of 2004 as it is unlikely that gross margins will improve in the near term ..  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of four new chains.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

Operating expenses increased 36.2% to $994,772 for the quarter and for the nine months increased 46.3% to $3,173,988.  Operating expenses increased primarily due to, additional accounting and legal expense related to new financing, legal and accounting expense for two stock registrations, legal defense in two lawsuits, legal expense in action against a vendor and a general contractor, higher insurance premium based upon revenue, the replacement of the hot water heating system in three hotels and funding as compared to the prior year nine month period. General administrative costs declined by $33,244 or 18.2% for the three month period and increased by $570,795 or 35.8% due primarily to legal, accounting and funding expense in the third quarter plus one-time charges related to the installation of new enterprise accounting software, communications related improvements and compliance programs in the first and second quarter.  Additional adjustments related to specific product cost issues are being implemented and will reflect greater profit margins going forward.  Lower than anticipated R & D expenditures for plastic products contributed to cost containment as several products under development have advanced to the field test and marketing stage.

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

The increase in assets was mainly due to cash from the convertible debt funding and the rise of Accounts Receivable primarily from large design projects. Accounts Receivable currently exceeds Accounts Payable and Billings in excess of costs and estimated earnings on contracts in progress by $2,450,207 and has increased by $1,921,052 from the previous quarterly reporting period on $2,746,090 in third quarter revenue.  Inventory decreased by $18,916 in the same time period.  Accounts Payable increased by $1,084,591 from the end of the previous quarter in part as a result of several new contracts and orders from chain stores. The substantial increase in receivables has put significant pressure upon the cash flow. A substantial reduction in past due Accounts Receivables and increased cash flow from completed installations is expected in the first quarter of 2005. We are currently reviewing past due receivables and expect to significantly increase our allowance for bad debt to reflect impairment for aging and receivables that are in litigation or arbitration. The increase in liabilities since December 31, 2003 was mainly due to the increase in payables related to hospitality contracts and to a lesser extent the increase in Billings in Excess of Costs and Estimated Earnings on Contracts in Progress by $280,389 at the end of Q3.  Commitments and contingencies of $69,417 are from old outstanding accounts payable from the previous RealCold Products and Nauticon operations.  Management believes that these contingency debts will be written off over time.

During the three months ended September 30, 2004, the Company issued, 196,545 common stock shares; 90,295 shares of common stock at a price of $1.66 per share for the conversion of debt in the amount of $150,000; 81,250 shares at a price of $1.60 per share valued at $130,000 for private placement; and 25,000 shares at $1.50 per share valued at $37,500 for a partial patent acquisition.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

During the three months ended September 30, 2004, the Company issued 300,000 common stock warrants exercisable at $1.87 per share, for three years from the date of issuance as consideration for investment banking services.  The warrants expire on August 30, 2007.  The Company issued 615,000 warrants to purchase common stock on July 29, 2004 in connection with a $5,000,000 convertible debt funding.  The warrants have a three year term and expire July 29, 2007.  The exercise price is $2.63 for 300,000 warrants to purchase common stock and $3.07 for 315,000 warrants to purchase common stock.  The fair market value of the warrants was estimated on the date of grant using Black Scholes Calculation.  The following assumptions were made in estimating fair value:  risk free interest 4%, volatility 75%, expected life of one to five years and no dividends.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q /A

September 30, 2004

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