Form 10-K/A
period 2004-12-31
POWERCOLD CORP
filed 2005-05-02
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2008 Estimated average burden hours per response: 2,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

On July 29, 2004 we entered into a securities purchase agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”) for the purchase of a $5,000,000 of a convertible term note (“Note”). Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to Laurus to purchase 615,000 shares of common stock, exercisable for three years from the Initial Exercise Date. The exercise prices of the warrants are $2.63 for the 300,000 shares and $3.07 for the remaining shares.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  A Form D was issued in conjunction with the offering.

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

Comparable Fiscal 2004, 2003 and 2002 Results

Consolidated Statements of Operations: Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003 and December 31, 2002:

	%Increase (Decrease)	2004	2003	2002
Revenue	123.3%	$ 9,090,743	$ 4,070,476	$ 1,505,890
Gross Profit	30.6%	$ 1,884,467	$ 1,443,349	$ 265,769
Operating Loss	63.4%	($3,729,837)	($2,283,302)	($3,299,752)
Net Loss	63.3%	($4,337,032)	($2,656,548)	($4,291,443)
Net Loss Per Share	53.8%	($0.20)	($0.13)	($0.25)
Weighted Average Number of Shares	9.9%	22,156,331	20,163,045	17,117,692

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

Consolidated Balance Sheet:  Fiscal year ended December 31, 2004, December 31, 2003 and December 31, 2002:

	% Increase (Decrease)	2004	2003	2002
Total Current Assets	123.7%	$6,980,243	$3,119,982	$ 569,100
Total Assets	86.7%	$8,575,550	$4,592,716	$1,684,550
Total Current Liabilities	95.3%	$5,781,223	$2,960,897	$ 624,411
Total Stockholder’s Equity	(98.1)%	$ 30,191	$1,562,402	$ 781,636

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

During the year ended December 31, 2004, the Company issued 1,909,067 shares of common stock. The Company issued 248,000 shares of common stock for consulting fees of $108,000 and the services of $123,250.  In addition 390,625 shares of common stock with 192,032 warrants attached were issued in a private placement for cash of

$320,000.   Each warrant is exercisable at $2.00 to $2.50 until June 30, 2007 ..    Additionally, 878,480 warrants were exercised for cash of $779,075 and 210,000 options were exercised for cash of $210,000.  The Company issued 156,962 common stock shares for a loan conversion of $253,501 and 25,000 shares of common stock toward a partial interest in a patent acquisition at $1.50 per share for a value of $37,500.

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

During the year ended December 31, 2004, the Company issued 1,909,067 shares of common stock. The Company issued 248,000 shares of common stock for consulting fees of $108,000 and the services of $123,250.  In addition 390,625 shares of common stock with 192,032 warrants attached were issued in a private placement for cash of $320,000.    Of the attached warrants 31,407 are exercisable at $2.50 per share until June 30, 2007 and 160,625 are exercisable at $2.00 per share until July 19, 2009.  The calculated Black-Scholes fair market valuation was $108,732. Additionally, 878,480 warrants were exercised for cash of $779,075 and 210,000 options were exercised for cash of $210,000.  The Company issued 156,962 common stock shares for a loan conversion of $253,501 and 25,000 shares of common stock toward a partial interest in a patent acquisition at $1.50 per share for a value of $37,500.

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

______________________

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

4.3

Securities Purchase Agreement ***

4.4

Secured Convertible Term Note ***

4.5

Common Stock Purchase Warrant***

4.6

Registration Rights Agreement***

21

Subsidiaries of the Company .  Incorporated by reference to the Company's Form 10K filed March 31, 2005.

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

Dated:   April 29 , 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated:   April 29 , 2005

By:  /s/  Joseph C. Cahill

Joseph C. Cahill

Director and Secretary

Chief Financial Officer

Dated:    April 29 , 2005

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated:   April 29 , 2005

By:  /s/  Grayling Hofer

Grayling Hofer

Treasurer

Chief Accounting Officer

Dated:   April 29 , 2005