Form 10-Q
period 2005-03-31
POWERCOLD CORP
filed 2005-05-13
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2005

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 23,635,817 shares outstanding at March 31, 2005.

SEC 1296 (1-04)  Potential persons who are required to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB number.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2005

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

Financial Condition and Results of Operations.

12

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

22

Item 4.

Controls and Procedures.

22

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

24

Item 2.

Changes in Securities.

26

Item 3.

Defaults Upon Senior Securities.

26

Item 4.

Submission of Matters to a Vote of Security Holders.

26

Item 5.

Other Information.

26

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

27

Certifications

28

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2005	2004	2003
ASSETS
CURRENT ASSETS
Cash	$427,510	$1,206,416	$374,678
Restricted cash	100,000	100,000	-
Contracts and retentions receivable, net of allowance	6,986,565	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	169,950	120,926	11,156
Prepaid expenses	252,224	141,790	100,118
Total Current Assets	7,936,249	6,980,242	3,119,982
OTHER ASSETS
Property and equipment, net	319,862	335,675	135,858
Patent rights and related technology, net	1,210,141	1,248,805	1,306,731
Securities available for sale	-	-	19,317
Deposits	10,688	10,828	10,828
Total Other Assets	1,540,691	1,595,308	1,472,734
TOTAL ASSETS	$9,476,940	$8,575,550	$4,592,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and retentions payable	$5,128,753	$3,577,077	$896,447
Accrued expenses	277,175	189,387	356,583
Billings in excess of costs and estimated earnings
on contracts in progress	389,255	380,873	947,807
Commissions and royalty payable	258,574	252,948	8,180
Accounts payable, related party	97,236	172,236	417,236
Convertible debt, net of discounts	1,666,666	1,166,666	334,014
Notes payable, current portion	43,715	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	7,861,374	5,781,223	2,960,899
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	2,388,092	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Capital leae payable, net of current portion	-		-
Total Long-term Liabilities	2,395,892	2,764,136	-
COMMITMENTS AND CONTINGENCIES	-	-	69,417
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 23,635,817; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	23,638	23,486	21,578
Additional paid-in capital	20,920,133	20,621,207	17,384,460
Accumulated deficit	(21,724,097)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(780,326)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,476,940	$8,575,550	$4,592,716

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2005	2004	2003
REVENUES
Contracts including equipment	$2,430,439	$2,113,228	$-
Equipment	153,528	127,875	1,112,334
Total Revenues	2,583,967	2,241,103	1,112,334

COST OF REVENUES
Direct labor and equipment-contracts	2,050,688	1,479,497	-
Direct labor and material-equipment	101,116	52,141	919,478
Warranty expense	-	52,413	-
Manufacturing supplies	9,942	4,486	-
Shipping and handling	11,093	24,337	-
Total Cost of Revenues	2,172,839	1,612,873	919,478

GROSS PROFIT (LOSS)	411,128	628,230	192,856

OPERATING EXPENSES
Sales, marketing and advertising	484,224	181,097	95,934
General and administrative	623,562	607,627	454,127
Research and development	93,453	5,274	-
Legal and accounting	39,577	34,755	-
Depreciation and amortization	43,014	19,575	25,068
Total Operating Expenses	1,283,829	848,327	575,129

LOSS FROM OPERATIONS	(872,701)	(220,097)	(382,273)

OTHER INCOME (EXPENSES)
Interest income	53,520	-	60
Interest and financing expense	(290,414)	(154,250)	(242)
Other income (expense)	-	659	68
Total Other Income (Expenses)	(236,894)	(153,591)	(114)

LOSS BEFORE INCOME TAX	(1,109,595)	(373,688)	(382,387)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,109,595)	(373,688)	(382,387)

NET LOSS	(1,109,595)	(373,688)	(382,387)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)

COMPREHENSIVE LOSS	$(1,109,595)	$(373,688)	$(401,870)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,585,817	21,703,416	19,002,066

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,109,595)	$(373,688)	$(382,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,014	-	25,068
Amortization of discount on note payable	132,502	-	-
Issuance of common stock for services	150,000	4,250	120,000
Options issued for services	23,145	-	-
Warrants issued for financing fees	125,931	-	-
Warrants issued for serivces	-	154,853	-
(Increase) decrease in assets:
Accounts receivable	(1,575,455)	(1,141,699)	(711,081)
Inventories	(49,024)	3,954	27,324
Prepaid expenses	(88,149)	18,131	(88,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,645,090	(487,299)	600,068
Accounts payable, related party	(75,000)	(55,000)	-
Billings in excess of costs	8,382	889,813	-
Net cash used in operating activities	(769,159)	(986,685)	(409,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(111,531)	-
Purchase of technology	-	19,310	-
Deposits	140	-	(10,153)
Net cash used in investing activities	(8,814)	(92,221)	(10,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(633)	(577)
Principal payments on loans	(933)	-	-
Proceeds from issuance of shares under private placement	-	-	425,000
Proceeds from short-term borrowings	-	1,349,368	5,000
Repayment of short-term borrowings, related party	-	-	(5,823)
Net cash provided by financing activities	(933)	1,348,735	423,600

Net increase (decrease) in cash	(778,906)	269,829	4,314
Cash at beginning of year	1,306,416	374,678	93,372
Cash at end of period	$527,510	$644,507	$97,686

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$79,564	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for prepaid consulting	$100,000	$-	$-
Issuance of common stock for compensation	$-	$-	$208,750
Issuance of common stock for services	$50,000	$120,000	$-
Warrants issued for financing fees	$125,931	$-	$-
Issuance of options for services	$23,145	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 –BASIS OF PRESENTATION

The foregoing unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2004.  In the opinion of management, the unaudited consolidated interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

NOTE  2- CONTRACTS IN PROGRESS

For the three months ended March 31, 2005 contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract Revenues	Contract Cost	Gross Profit
Total activity	$ 2,430,439	$ 2,050,688	$ 379,751

Contracts completed during the three month period	$ 1,990,439	$ 1,661,433	$ 328,996

Contracts in progress at March 31, 2005	$ 440,000	$ 389,255	$ 50,744

Contracts in progress as of March 31, 2005 were as follows:

Cumulative costs to date

$  3,712,131

Cumulative gross profit to date

708,747

Cumulative revenue earned

4,420,878

Less progress billings to date

   4,031,623

Net over billings

$    389,255

The following is included in the accompanying balance sheet under these captions as of March 31, 2005:

Costs and estimated earnings on contracts in

  progress in excess of billings

$ 0

Billings in excess of costs and estimated earnings

   on contracts in progress net over billings

$389,255

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

March 31, 2005

NOTE  3 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the three months ended March 31, 2005, the Company granted for services 25,000 common stock options at $1.55 per share for a period of five years from the date of issuance which will expire on March 25, 2010 and 25,000 common stock options for a period of three years from the date of issuance to expire on March 30, 2008 and recorded an expense of $23,145 for the period ended March 31, 2005 in accordance with SFAS 123R which was adopted by the Company on January 1, 2005.  The Company rescinded 60,000 common stock options for Company employees with an exercise price of $1.50 per share granted under the 2002 Employee Stock Option Plan.

The Company previously used APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2004 and 2003.

Included in the net loss as reported at March 31, 2005 is the expense of options issued during the period from January 1, 2005 through March 31, 2005 of $23,145.  For comparative purposes to prior periods there would be no adjustment of the pro forma net loss per share if calculated under APB Opinion No. 25.

		Year Ended December 31, 2004		Year Ended December 31, 2003
Net loss as reported	$	(4,337,032)	$	(2,656,548)
Adjustment required by SFAS 123		(3,794,926)		(492,597)
Pro forma net loss	$	(8,131,958)	$	(3,149,145)
Pro forma net loss per share, basic and diluted		$(0.40)		$(0.16)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2003	4,095,891	$1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	3,075,799 (210,000) (1,519,579)	1.61 1.00 1.38
Outstanding and exercisable at December 31, 2004	5,398,503	1.36
Granted Exercised Rescinded or expired	50,000 (0) (60,000)	1.65 0 1.50
Exercisable at March 31, 2005	5,388,503	$1.36
Weighted average fair value of options granted during 2005		$1.65

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

March 31, 2005

NOTE  4  -  COMMON STOCK

During the three months ended March 31, 2005, the Company issued 150,000 common stock shares for services in the amount of $150,000 at $1.00 per share.

NOTE  5 -  WARRANTS

During the three months ended March 31, 2005, the Company issued 665,000 common stock warrants exercisable at $1.70 per share, for five years from date of issuance as consideration for principal payment rescheduling to Laurus and in lieu of liquidated damages for the delay in effective of a registration statement filed with the SEC.  The warrants expire on March 9, 2010.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation at $387,562.  The following assumptions were made in estimating fair value:  risk-free interest of 4.25%, volatility of 35%, expected life of five years and no expected dividends.

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

The note, which matures on July 29, 2007, bears interest at the prime rate of interest plus 1 percentage point, with a minimum interest rate of 5% and a maximum rate of 8%.  The note is convertible into common stock with a conversion price of $1.87 on July 29, 2004, subject to conversion by Laurus as well as an automatic conversion.  The fixed conversion price of $1.87 per share is applicable when the PowerCold stock average closing price for the five days prior to the repayment is at or above 110% of the fixed conversion price.  Conversion at less than the fixed conversion price is set at 90% of the average of the five lowest trading days in the 22 trading days prior to the conversion date.  The fixed price cannot be less than $1.10 per share. The beneficial conversion feature of this note has been recorded additional paid-in capital of $569,106 and as a discount to the note, amortizable over three years.  At March 31, 2005 $126,468 has been amortized.  The Company also retains the right to prepay the note at 125% of the unpaid balance for 12 months from July 29, 2004; 115% of the unpaid balance for 12-24 months from July 29, 2004; and 110% of the unpaid balance after 24 months from July 29, 2004. As consideration for investment banking services in connection with the securities purchase agreement, the Company paid 4.29% of the gross proceeds to Laurus Capital Management, LLC, (an affiliate of Laurus Master Fund, Ltd), for investment banking services in connection with the securities purchase agreement. Laurus Capital Management LLC is the entity that exercises voting and investment power on behalf of Laurus Master Fund, Ltd, the selling shareholder, 0.04% to Loeb & Loeb, LLP a California limited liability partnership as the escrow agent for the transaction and 8.5% of the gross proceeds to the Dragonfly Capital Partners, LLC (an affiliate of Oberon Group, LLC, a North Carolina Limited Liability Company).

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

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 – NOTES PAYABLE (continued)

Monthly amortizing payments of the aggregate principal amount outstanding under the note begin on February 1, 2005 in the amount of $166,667 plus interest. The Company has recorded a discount on the note for deferred financing costs of $641,500 which will be amortized over the life of the loan.  Amortization expense at March 31, 2005 was $106,920.

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

The securities purchase agreement, secured convertible term note and the registration rights agreement with Laurus, all dated July 29, 2004, were amended on March 9, 2005 to reschedule the originally required effectiveness date (November 27, 2004) of the registration statement filed with the SEC to June 15, 2005, and to reschedule the initial principal payments due February, March, April and May 1, 2005 to April, May, June and July 1, 2007.  For the amended rescheduled payments and new effective date the Company has agreed to issue a new warrant purchase agreement to Laurus for 665,000 shares for a term of five years at $1.70 per share.  The Company will take a fair market value charge of $125,302 for the issuance of 215,000 warrants for the rescheduled principal payments over the period from February 1, 2005, through August 1, 2007.   In addition the Company will take a fair market value charge of $262,260 for the issuance of 450,000 warrants as a result of  the registration statement filed with the SEC not being effective as of November 27, 2004 and being extended to June 15, 2005.  At March 31, 2005 the principal balance of the convertible note with Laurus was $5,000,000.

Future minimum principal payments on the note are as follows:

Year	Annual Maturity Amount
2005	$1,166,666
2006	$2,000,000
2007	$1,833,334

Vehicle Loan

During the year ended December 31, 2004, the Company purchased a truck for $23,421.  The note is secured by the vehicle and is for thirty-five months and no interest.  The monthly payment is $650.  At March 31, 2005, the note balance was $14,631.  Future principal payments are as follows:

Year	Annual Maturity Amount
2005	$6,085
2006	$8,546

Current Notes Payable

At March 31, 2005, December 31, 2004 and December 31, 2003, notes payable included a line of credit payable to Royal Bank of Canada for $34,014 U.S.  The Company made interest only payments on this line of credit which is unsecured.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan which was in the name of Steven and Susan Clark and remains in dispute as of the date of this filing.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 – NOTES PAYABLE (continued)

The Company received from Simco $196,760 in unsecured advances during 2002 and an additional $161,108 and $100,000 during 2003 and 2004, respectively.  The advances bear interest at 8% and are payable on demand.  No payments were made against the principal during 2002 or 2003 and $345,080 was repaid in 2004.  The debt was convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion during 2003 and 2002. The loan made during 2004 is convertible at the fair market value of the stock at the date of conversion.  The beneficial conversion feature of these loans is recorded as additional paid in capital.  The interest expense, related to these loans, recorded in 2003 and 2002 is $218,979 and $195,538, respectively.  At March 31, 2005 the balance of the Notes payable to Related Party (Simco) was $97,236.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

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

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At March 31, 2005 we had an accumulated deficit of $21,724,097 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of March 31, 2005 are $6,986,565 with reported revenue for the three month period ended March 31, 2005 at $2,583,967. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.  Our plans for 2005 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2004 we experienced a significant growth in revenue from the Central HVAC Air Conditioning Systems and higher gross margins from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Central HVAC Systems and Plastic Heat Exchange Products in 2005 support our plans going forward.  We plan to exploit the last two years of engineering development and to focus engineering, sales and marketing resources on the Company’s proprietary Environmental Air Treatment System, which is our central HVAC air conditioning system for large commercial buildings, directing our efforts at the growth segments of the hospitality industry.  We also plan to expand our direct marketing efforts to corporate national account chain stores and restaurants with our proprietary HVAC system, and reduce custom bid spec marketing for retail stores and restaurants that have lower gross margins per project.  Secondly, we intend to capitalize upon our investment in the research and the development of our plastic products.  During the last quarter of 2004 and first quarter of 2005, the Company shipped its first production Nauticon plastic coil fluid cooler units to multiple installations in Florida and Canada. Initial system installations have been very successful and the company is moving forward with the planned marketing program for plastic products in 2005.  The Company has also developed “plastic kits” for four OEM fluid cooler companies.  Two fluid cooler OEM companies showed their proprietary products with PowerCold’s plastic components for the first time at the ASHRAE convention in early February 2005.  Recently, we have successfully developed and installed the first plastic fluid cooler that can be used for residential buildings and expanded to larger commercial buildings.  We expect added revenue and improved margins in products that use plastic coils in place of copper coils.  We are also focusing on cash management and addressing the past due accounts receivable through a rigorous collections policy. We attribute the high accounts receivable to the significant revenue growth rate and startup marketing growth pains during 2003 and 2004.  We intend to focus on the hospitality industry and plastic products in 2005 and away from bid spec jobs that have historically generated lower gross margins. We intend to raise capital through the licensing of our heat exchange technology in markets outside of North America with five and ten year licensing agreements that include annual renewal fees and royalties based on sales. We expect better cash flow and improve margins in the future.  Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

OVERVIEW

PowerCold designs, develops and markets heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are two of the more energy intensive operational costs many businesses face.  Over the past few years we have acquired and developed various technologies related to the HVAC industry and employ experienced and qualified industry professionals. Our focus is to provide HVAC turnkey solutions that are designed to reduce energy consumption and provide a clean and comfortable indoor air environment.

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

PowerCold ComfortAir, Inc. provides turnkey design build HVAC applications for new and retrofit construction projects for the hospitality industry, national retail chain stores, national restaurant chains, assisted care living facilities, and other facilities suitable for our product offerings.  The engineering design bid proposal backlog total more than $39 million.  Our revenue is increasing as the result of our focus on turnkey design, equipment and project management for hospitality and other large HVAC customers. Our revenue is no longer solely derived from the sale of manufactured and repackaged equipment. We now offer design, equipment and project management integrated into a single proposal which is coordinated with allied general contractors, regional engineering firms and national and international HVAC equipment vendors to provide flexible, cost effective and reproducible proposals acceptable to major hotel chains, assisted care facilities and national retail accounts. The focus has changed from an equipment manufacturing orientated sales organization to a design, engineering and project management group marketing our equipment along with other select suppliers for integrated HVAC solutions.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

Field testing and R&D continues with the PlexCoil™ polymeric heat exchange products.  Initial field trials during 2004 were successful and these new products will easily integrate with the turnkey HVAC design build program.  Additionally, the opportunity exists to provide the technology as basic components for assembly by OEMs around the world.  The corrosion resistant and light weight characteristics of the plastic along with the heat transfer properties present numerous opportunities to replace copper and aluminum in many fluid/air heat exchange applications.  The investment in this technology will continue for the next several years. Commercial products using plastic heat exchange tubing were first shipped in the fourth quarter of 2004.

Continued investment in the patented Nauticon® Evaporative Condensers and Fluid Coolers to increase capacity and refine system integration controls is necessary to expand the market potential for these products.  We have invested in control technology as it has become more important to the integration of various pieces of HVAC equipment to achieve proper operation and obtain maximum energy efficiency from the total system.

Future profitability is dependant upon obtaining and maintaining gross profit margins greater than 30%, execution of the company’s sales and market plans to generate a minimum of $1 million per month in sales, managing travel, administration, warranty, legal, accounting, regulatory and other controllable expenses within the constraints of the budget are necessary for sustained profits, however there is no guarantee that we will be able to achieve the factors affecting future profitability.  Sufficient cash may not be generated from operations due to the extended payment terms required for some of our sales in order to meet our operating needs.  Cash availability is a significant concern.  Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported.   Future cash needs from debt or equity are dependant upon the collection of receivables and gross margins. Our primary focus is on revenue growth, the timely collection of receivables and improvement in gross margins. We have claims totaling $331,137 against payment bonds issued on the behalf of general contractors; are seeking $675,812 in litigation to recover past due receivables; pursuing a claim of $128,590 through negotiation which will be arbitrated if not settled, and others lawsuits are contemplated if collection efforts prove unsatisfactory.

We intend to maximize our intangible assets with continued development and marketing of new and existing products based upon our intellectual property.  Accounts receivables and intangible assets comprise the material portion of our assets.  Continued emphasis on more effective collection effort and accelerated project completion are expected to improve cash flow and reduce future funding needs however there are no guarantees that we will be successful in these efforts.

Our continued existence is uncertain, as there may be insufficient cash to support operations for the next twelve months. We have secured a $5 Million convertible note with a term of three years. Accelerated collection of existing receivables will provide additional cash to fund operations but continued growth at the current pace will create a significant demand for limited funds.  At present there are no immediate plans to raise more capital beyond the senior debt offering, however the cash is monitored closely and future fund raising may be necessary at some time in the future.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

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

PCS expects significant growth to come from this multi-market channel once the national account agrees to use PowerCold’s system in both new and existing locations. The Company currently has installed twenty-one of the large building systems in three major hotel chains and various extended care facilities and has installed more than eighty small systems at retail national chain accounts in the U.S.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

This product is designed for the high volume 10 to 30 ton commercial rooftop unit market where small footprint, weight and height are an issue. The other application is the new proprietary DesertMaster energy exchange fresh air system. The system uses cool or warm exhaust air being circulated out of a building to cool or heat incoming outside fresh air. The desiccant section is then used to remove the moisture from building and fresh air 24 hours per day seven days per week.  The DesertMaster energy recovery and desiccant system can reduce the required capacity of the air conditioning equipment by approximately 20% by transferring the latent cooling load to the desiccant system.  Latent cooling involves removing the moisture from the air by cooling below the dew point.  The dehumidified air may be uncomfortably cool and have to be reheated before it is returned the space being cooled.

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

Desiccant augmented cooling systems are energy efficient and environmentally benign.  Desiccant dehumidification could reduce total residential electricity demand by as much as 25% in humid regions, providing a drier, more comfortable, and cleaner air environment.  {National Renewable Energy Laboratory (NREL)(2000).  Advanced desiccant cooling and dehumidification program, http://www.nrel.gov/desiccant cool/intro.htm}

PowerCold Energy Systems - The Company originally formed Alturdyne Energy Systems to support its natural gas engine driven chillers and its rotary engine generator business. The name was changed to PowerCold Energy Systems in November 2002.  In September 2002 the Company acquired an exclusive license from Alturdyne to manufacture, package, market, develop and use intellectual property for the natural gas engine driven chillers and the natural gas rotary engine gen-set for a period not to exceed ten years.  The Company pre-paid Alturdyne $400,000 in royalty payments against the first $8,000,000 in anticipated sales as part of an exclusive license.  In September 2003 Alturdyne purchased 63 rotary engines from PowerCold for $460,000. Subsequently, the prepaid royalty and the rotary engine receivable were combined and structured as an outright purchase of the engine driven chiller technology.

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

PowerCold International Ltd. – The Company was incorporated as a new operating subsidiary effective July 1, 2003.  PowerCold International markets all company products and system applications worldwide through various alliances and marketing agencies.  Sales and marketing activities are coordinated from the Company offices in Largo, Florida.  Agents and alliances have been organized in various countries worldwide to market and support the company’s products and application systems and new relationships are being developed.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

Significant Events During First Quarter 2005:

February 1, 2005 – The Company is working in partnership with Florida’s Energy Conservation Assistance Program (ECAP) to conduct energy audits for the hospitality industry and provide assistance for owners and developers seeking certification in the State’s Green Lodging Program.

The Green Lodging Program has been created by the Florida Department of Environmental Protection to assist the State’s hospitality industry in reducing operating cost. This voluntary program recognizes lodging facilities that meet environmental guidelines to conserve natural resources and prevent pollution.  Facilities can earn the Green Lodging designation by investing in simple and innovative ‘green’ practices that conserve water, save energy and reduce waste. The Green Lodging Program helps ensure a sustainable environment and offers environmentally committed consumers an attractive lodging choice alternative.

As reward for designation, the state of Florida recommends Green Lodgings to consumers, companies and trade organizations seeking environmentally friendly lodging and convention facilities.

PowerCold’s Largo, FL subsidiary, PowerCold ComfortAir Solutions, Inc. (PCS) is working with ECAP to help hotel owners and operators identify and implement energy efficient technologies that meet Green Lodging guidelines. To assist with the certification, ECAP provides free one-on-one-consulting to identify suitable energy conservation measures and calculate a cost/benefit analysis for implementing those measures.

PowerCold® will work closely with ECAP to assist owners and operators with implementation of the recommended conservation measures, securing financing to pay for retrofits, and providing advice on maintaining heating, ventilation, and air conditioning systems and equipment.

Al Othmer, ECAP Energy Specialist, commented, “PowerCold® is an approved supplier of HVAC systems and equipment for national hotel, restaurant and retail chains, and a designated Expert Service and Product Provider by the Environmental Protection Agency (EPA).  Hotels utilizing PowerCold’s patented HVAC technologies have earned ENERGY STAR recognition from the EPA for energy efficiency and indoor air quality. As our state Green Lodging Program is a voluntary effort that employs pro bono assistance from Utility Providers, State Agencies and Private Sector Business Partners, we are always pleased to receive the support from qualified ENERGY STAR BUSINESS PARTNERS such as PowerCold®.”

Othmer added, “In addition to this new program launched to assist hotels and lodging facilities, over the years the ECAP program has assisted PowerCold® in providing energy audits and ENERGY STAR certification assistance for a number of commercial facilities including office buildings, restaurants and retail stores, schools and day care centers, nursing and health care facilities, apartment complexes, and storage facilities, and will continue to do so. These impartial third party audits provide important information to clients on opportunities to implement additional conservation measures that go beyond the savings produced by PowerCold’s own product line.”

FEBRUARY 24, 2005 – The Company reported the opening of the new Hilton Hotel, St. Augustine Historic Bayfront, a 72-room hotel located in St. Augustine, FL. The facility is the first mid-rise Hilton Hotel fitted with PowerCold’s proprietary environmental HVAC system and DuPont Caltrel® plastic heat exchangers. The new system controls moisture and provides clean fresh air throughout the hotel including the guest rooms and public areas.  The system is expected to operate with utility costs 50% below the standard systems installed in other mid-rise hotels with a return on investment in less than two years.

The premiere full-service hotel is a “hollow-square” design consisting of 19 separate buildings set around an inner courtyard and connected by an interior corridor.  The facility features wooden balconies, cedar shake and tile roofs and different elevations and color schemes. This unique design reflects the owners desire to recreate the look and feel of St. Augustine’s Spanish Colonial Period.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

The Florida Department of Environmental Protection’s Energy Conservation Assistance Program (ECAP) will conduct a site survey and energy audit of the hotel.  The ECAP program will continually monitor the facility to record energy usage and determine cost savings.  PowerCold is working with the Florida ECAP program to conduct energy audits for the hospitality industry and assist owners and developers seeking certification in Florida’s Green Lodging Program.

The Green Lodging Program, created to assist Florida’s hospitality industry with reducing energy costs and conserving natural resources, recognizes lodging facilities that meet environmental guidelines to conserve resources and prevent pollution.  The Green Lodging Program will help owners recognize and implement energy efficient technologies, and provides one-on-one consulting, financing opportunities for retrofits, and advice on HVAC system and equipment maintenance.

During the first quarter of 2005 PowerCold ComfortAir Solutions, Inc. participated in three vendor trade shows for Days Inn, Super 8 and Hilton Hotels and attended the Hilton Vendors Fair and Project Managers Meeting at the Hilton Training Center.

Subsequent Events:

APRIL 20, 2005 - The Company is expanding its international operations and has signed new sales and distribution agreements for its Nauticon® and PlexCoil™ product lines.  The agreements are with Etha Engineering Pte Ltd, Singapore; Ice Kube Systems, Manitoba, Canada and Performance Contracting, S.A. de C.V. of Monterrey, Mexico.

Etha Engineering Pte Ltd, Singapore will market PowerCold’s patented Nauticon® evaporative condensers throughout Southeast Asia.  Nauticon® condensers are ideally suited for large buildings that require constant, year-round air conditioning in the region’s hot and humid climate.  In high humidity conditions, the aluminum fins on air-cooled condensers suffer significant corrosion and drastically reduce the efficiency of the unit after only a year of operation.  Replacing the existing air-cooled condensers with Nauticon evaporative condensers not only eliminates corrosion, but reduces power consumption costs by 30-40%.

PowerCold® also entered into a sales agreement with Ice Kube Systems, Manitoba to market the Company’s new hybrid fluid coolers throughout Canada.  Ice Kube Systems has been utilizing the Nauticon® evaporative fluid coolers in skating rinks throughout Canada with continued success.  PowerCold’s partnership with Ice Kube will take advantage of the growing market for evaporative fluid coolers fitted with the new PlexCoil™ plastic micro tubing.

PowerCold® has partnered with Performance Contracting, S.A. de C.V. of Monterrey, Mexico to promote PowerCold’s central HVAC system and Nauticon® product line to Mexico and Latin America. Performance Contracting provides a full range of HVAC applications including heating, air conditioning, fire systems, humidity control, intelligent buildings, security access, and clean rooms.

PowerCold ComfortAir Solutions, Inc. participated in Hilton Garden Inn Vendors Fair at the Hilton Corporate Offices in mid April and at the Wingate Inn Conference in early May to promote PowerCold proprietary Enviromental Air Treatment Solution for HVAC.  Additional Trade Show participation is scheduled in the second quarter of 2005 for Burger King, Howard Johnson, Travelodge/Thriftlodge, Knights Inn and Ramada Inn.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

RESULTS OF OPERATIONS – First Quarter 2005

The Company's Consolidated Statement of Operations for the first quarter ended March 31, 2005 compared to the first quarter ended March 31, 2004:

Total Revenue for the three-month period ended March 31, 2005 increased 14.2% to $2,583,967 from $2,241,103 for the same quarter in the prior year. Operating Loss for the three-month period ended March 31, 2005 increased $652,604, to ($872,701), a 297% increase from a prior period operating loss of ($220,097).

Net Loss for the three-month period ended March 31, 2005 increased to ($1,109,595), a 197% increase from the prior year same quarter loss of ($373,688).  Net Operating Losses from continuing operations included charges of $93,453 for R&D expense for the quarter, an increase of $88,179 from the prior year period and an increase of $303,127, an increase of 167% in sales and marketing expense which included significant increase in travel and shows and meetings expenses in the development of new business in the hospitality industry.  The 120 % increase to $43,014 in depreciation and amortization is the result of the investment by the company in computer hardware, new financial software and R&D test equipment during 2004.  Operating losses were higher than expected due to the disproportionate increase in the number of lower margin bid spec contracts for retail and restaurant chain accounts.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

Net Loss Per Share for the three-month period ended March 31, 2005 increased to ($0.05) from ($0.02) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 23,585,817 for the three-month period ended March 31, 2005 and 21,703,416 for the three month period ended March 31, 2004.   Interest and financing expense increased 88.3% to $290,414 as compared to the first quarter of 2004 due to interest expense on the $5 million convertible debt placed with Laurus on July 29, 2009 and the issuance of additional warrants to Laurus for the rescheduling of principal repayment and late effectiveness of a stock registration filed with the SEC.

The Company’s sales and revenue continue to grow through the three month period ended March 31, 2005.  Total revenue of $2,583,967 for the three months ended March 31, 2005 exceeded first quarter revenue of $2,241,103 for 2004 and $1,112,334 for 2003.  The Company anticipates new sales contracts to exceed $5.5 million through the second quarter 2005 and has over $39 million in proposals in process with various national account customers.   The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter based upon historical performance however there is no guarantee that we will close new contracts at the rate that has occurred in the past.  We anticipate reduced losses with increased revenue but will not attain profitability in the second quarter of 2005 as it is unlikely that gross margins will improve significantly in the short term until hospitality business increases.  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of two new chains.

PowerCold Products production facility has continued to improve its operations with an emphasis on cost reduction programs and new sales initiatives focused on volume markets for Fluid Coolers and Evaporative Condensers.  Major new engineering and marketing programs related to the new plastic products have been implemented with direct emphasis on OEM companies. Newly designed fluid coolers that use DuPont’s Caltrel® plastic tubing have been shipped to a national restaurant chain and to several large fluid cooler OEM.   Some of the value and benefits of the new plastic tubing to OEM companies are: improved coil scale shedding over copper tubing, superior corrosion resistance of the coil compared to copper construction, lower water usage, and lower maintenance cost. Since plastic products first shipped in the fourth quarter of 2004 our bid submittals for Nauticon products with plastic coils has increased steadily.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

Operating expenses increased 51.3% to $1,283,829 for the quarter primarily from significant increases in sales & marketing expense and research & development expense.  Accounting and legal expense related to stock registrations and the defense of two lawsuits remains high.

The Company's Consolidated Balance Sheet as of the first quarter ended March 31, 2005 compared to year ending December 31, 2004:

Total current assets increased 13.7% to $7,936,249 for the first quarter ended March 31, 2005 compared to $6,980,242 for the year ending December 31, 2004.  Total assets increased 10.5% to $9,476,940 for the first quarter ended March 31, 2005 compared to $8,575,550 for the year ending December 31, 2004.  Total Current Liabilities increased 36.0% to $7,861,374 for the first quarter ended March 31, 2005 compared to $5,781,223 for the year ending December 31, 2004. Total stockholders' equity decreased $810,517 to ($780,326) for the first quarter ended March 31, 2005 compared to $30,191 for the year ending December 31, 2004 due to increases in accounts payable and accrued expenses.

The increase in assets was mainly due to and increase of $1,575,455 in Accounts Receivable on $2,583,967 in revenue. Accounts Receivable currently exceeds Accounts Payable, Accrued expenses and Billings in excess of costs and estimated earnings on contracts in progress by $1,191,382 and has increased by $1,575,455 from the previous quarterly reporting period of $5,411,110 at year ended December 31, 2004.  Inventory increased by $49,204 to $169,950 and prepaid expenses increased by $110,434 to $252,224 while cash decreased by $778,906 to $427,510 as compared to the year ended December 31, 2004.  Accounts Payable increased by $1,551,676 from the end of the previous quarter in part as a result of several new contracts and orders from chain stores. The increase in receivables continues to put significant pressure upon the cash flow. A substantial reduction in Accounts Receivables and increased cash flow from completed installations is necessary for the continued operation of the company.  The increase in liabilities since December 31, 2004 was mainly due to the increase in payables and accrued expenses related to hospitality contracts.

During the three months ended March 31, 2005, the Company issued, 150,000 common stock shares for services at $1.00 per share.

During the three months ended March 31, 2005, the Company granted 50,000 stock option for services; 25,000 common stock options at $1.55 per share for a period of five years from the date of issuance and will expire on March 25, 2010 and 25,000 common stock options for a period of three years from the date of issuance to expire on March 30, 2008 and recorded an expense of $23,145 for the period ended March 31, 2005 in accordance with SFAS 123R which was adopted by the Company on January 1, 2005.  The Company rescinded 60,000 common stock options for Company employees with an exercise price of $1.50 per share granted under the 2002 Employee Stock Option Plan.

During the three months ended March 31, 2005, the Company issued 665,000 common stock warrants exercisable at $1.70 per share, for five years from date of issuance as consideration for principal payment rescheduling to Laurus and in lieu of liquidated damages for the delay in effective of a registration statement filed with the SEC.  The warrants expire on March 9, 2010.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation at $387,562.  The following assumptions were made in estimating fair value:  risk-free interest of 4.25%, volatility of 35%, expected life of and five years and no expected dividends.

Liquidity and Capital Resources:  At March 31, 2005, the Company’s working capital decreased by $1,124,144 to $74,875 from $1,199,019 at December 31, 2004 primarily as the result of the increase in accounts payable and an increase the current portion payable of the convertible debt totaling $2,051,676 that exceeded the combined increases current assets in combination with the reduction in cash of $778,906 by $1,095,669.  Total cash decreased from $1,306,416 at year-end to $527,510 as of March 31, 2005.  Inventory increased 40.5%

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

to $169,950 from the previous quarter at the year ended December 31, 2004 due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.

Status of Operations: We intend to continue to utilize and develop our intangible assets.  At March 31, 2005, intangible assets comprised 13% of our total assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. Its our opinion that the cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  We believe that our working capital is insufficient to support its growth plans for 2005.  We recently became the beneficiary of up to a $25 Million financing program from a major commercial mortgage corporation, which provides our customers a leasing credit facility.  We also recently received $5 million in convertible debt financing on July 30, 2004.

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

A new patent application (third Nauticon® patent) which was filed in 2002 was recently submitted for an international filing as an enhanced evaporative condenser. A new patent application for the Compact Heat Exchanger with High Volumetric Air Flow was filed on February 24, 2005 claiming priority from and benefit of U.S. provisional patent application 60/400,609 filed August 2, 2002, which is incorporated by reference herein as if fully set forth in its entirety.  We believe that the additional development cost related to the new patent application will protect the company’s intellectual property and improve opportunities for increased revenues and profits for our Nauticon product line. Patents and acquired technology are amortized on a straight line basis over a 15 year life commencing with the beginning of product sales.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Two of our subsidiaries, namely PowerCold Products, Inc. and PowerCold ComfortAir Solutions, Inc., f/k/a Ultimate Comfort Systems Inc., are named as Third-Party Defendants. The plaintiff is ERA Refrigeration Company, Inc., and the named Defendants are Nicholas Ladopoulos, et al. The third party plaintiffs are Yahara Crossing, LLC; Windsor Commons, LLC; Progressive Designs, LLC; All Star Properties and all of the third party defendants are Steve Clark, PowerCold Products, Inc., Total Comfort Solutions, Inc. and PowerCold ComfortAir Solutions, Inc. The lawsuit is based on a 1999 third-party design of two HVAC systems installed by a local third-party mechanical contractor.  The Third Party Plaintiffs are asking for unspecified damages, costs and attorneys fees.  The suit was filed on February 2, 2004. (Dane County, Wisconsin; Circuit Court Branch 9, Case Code No. 03-CV-3452). As of March 18, 2005 the defendant Nicholas Ladopoulos et al., and all four third party defendants have agreed to a settlement.  PowerCold’s portion of the settlement is $52,500, of which $26,250 has been paid by PowerCold Liability Insurance Carrier with a full release from future claims by all parties.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

PowerCold ComfortAir Solutions, Inc., is also named as a Defendant in an action for recovery of $16,170 in fees, costs and attorneys fees, claimed by the Plaintiff Big Sky Plumbing & Heating, a mechanical contractor. Big Sky seeks such fees for the installation of a third party designed cooling system. PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. We believe that Big Sky Plumbing & Heating submitted fraudulent invoices to PowerCold ComfortAir Solutions in excess of amounts authorized for services.  The suit was filed on March 30, 2004. We have filed a counterclaim against Plaintiff for unspecified damages, costs, and attorneys fees.  As of May 10, 2005 the discovery process continues.  A jury trial date has been set for December 12, 2005 with a pretrial court ordered settlement conference, with a neutral third party settlement master, no later than May 13, 2005.  (Montana First Judicial District Court, Lewis & Clark County; Cause No. ADV-2004-151). As of May 10, 2005 Big Sky Plumbing has not responded to discovery requests from PowerCold and the court order settlement conference will most probably be rescheduled to a future date.

PowerCold ComfortAir Solutions and PowerCold Products is also named as a Defendant in an action for recovery of $37,708.25 in a suit filed by Nickson’s Machine Shop against Alturdyne Energy Systems, a California Company, for repair work for two engine drive chiller sold by Alturdyne to Grapetech Winery Solutions a division of Nickson’s Machine Shop.  PowerCold Products provided materials and packaging.  The contract for the equipment purchase was between Alturdyne Energy Systems and Grapetech Winery Solutions.  PowerCold is negotiating an equitable settlement for a release from this action by Nickson’s Machine Shop. The suit was filed on January 25, 2005 in the Superior Court of California, County of Santa Barbara, Santa Maria, CA, Cook Division, Case No. 1171633. Service was acknowledged on February 7, 2005 for PowerCold ComfortAir Solutions and February 17, 2005 for PowerCold Products, Inc.  Discussions between PowerCold Corporation and Grapetech Winery Solutions are active.

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

PowerCold ComfortAir Solutions, Inc., filed suit against Takagi USA, Inc. for damages related to defective products sold to PowerCold ComfortAir Solutions, Inc. in Circuit Court in Pinellas County, Florida – Case No. 04-7819-CI-13 on November 2, 2004 for damages in excess of $160,000 and attorney’s fee. As of May 10, 2005 discovery between the parties is proceeding.

PowerCold ComfortAir Solutions, Inc. has filed suit against Pat Cook Construction on April 29, 2005 in the County Court of the Twelfth Judicial Circuit in and for the County of Sarasota, Florida, Case No. 05-CC-2371NC for damages in the amount of $11,017.10, an unpaid balance due for work completed, plus interest and attorney’s fees pending written confirmation from the project developer that Pat Cook Construction has been paid in full for the product provided by PowerCold ComfortAir Solutions, Inc.

PowerCold ComfortAir Solutions, Inc. had filed a claim with Mid-Continent Casualty Company against Bond No. BD-89172 for the Project: CO; Wingate Inn, Principal: TDC/Bass Joint Venture, LLC in the amount of $195,882.10 which was acknowledged on September 24, 2004.  The claim relates to nonpayment for work completed.  As of May 10, 2005 an offer to arbitrate was received and is being reviewed by outside counsel in Colorado.

PowerCold Corporation produced a demand letter on February 25, 2005, through its attorney, in the amount of $128,589.50 due by March 15, 2005, regarding claims against Industrias Polaris, S.A. for costs incurred for defective product, the return of advance payments for product never delivered and $2,000 for attorney fees in

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

regard to the material breach of the manufacturing agreement between PowerCold and Polaris. Polaris has engaged counsel in Texas and initiated discussions.  On May 6, 2005 a settlement offer was presented by counsel for Polaris.  The offer was unacceptable and Polaris was advised to review and submit a better offer by May 16, 2005 or proceed to arbitration.

It is our opinion that the three matters in which PowerCold is a defendant will not have a materially adverse effect on the Company as third party engineering designs are believed to be the cause of the problems and not our equipment. We are vigorously defending these matters; however, the company has reserved $64,000 for settlement in the unresolved actions where PowerCold is the defendant.

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

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Joseph C. Cahill, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K relating to the quarter ended; (Subsequently to March 31, 2005)

8 –K  April 1, 2005 - Amendment to Convertible Debt Issue with Laurus

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: May 13, 2005