Form 10-K/A
period 2004-12-31
POWERCOLD CORP
filed 2005-06-24
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2008 Estimated average burden hours per response: 2,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

1 5

Item 4.

Submission of Matters to a Vote of Security Holders

16

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

17

Item 6.

Selected Financial Data

19

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

20

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 8.

Financial Statements and Supplementary Data

30

Item 9.

Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

6 5

Item 9A.

Controls and Procedures

6 5

Item 9B.

Other Information

6 5

PART III

Item 10.

Directors and Executive Officers of the Registrant

6 5

Item 11.

Executive Compensation

6 7

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

6 9

Item 13.

Certain Relationships and Related Transactions

70

Item 14.

Principal Accounting Fees and Services

70

PART IV

Item 15.

Exhibits, Financial Statement Schedules

71

Signatures

72

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

PowerCold Products, Inc. secured its first order in August 2003 from a public utility company in Hong Kong to retrofit four existing air condition chillers at the utility company’s corporate headquarters with 12 PowerCold Nauticon Evaporative Condensers. The original installed air-cooled chillers were converted to evaporative chillers. The utility expects to realize a greater than 15% electric demand savings from the conversion.  Shun Cheong has stated that this is the first of many such energy saving projects the company expects to install in the future due to the tremendous number of high rise buildings in Hong Kong and the strong push to convert existing air-cooled products to water-cooled, We executed an exclusive marketing agreement with Shun Cheong for Hong Kong and the surrounding area for Nauticon products.  The exclusive nature of the agreement included minimum purchase requirements which have not been achieved.  Shun Cheong was notified by registered mail on January 26, 2005 that the grant of exclusivity was changed to non-exclusive and provided notice of termination effective July 26, 2005 unless there is substantial compliance with Section 14(a) and Section 14(b) minimum purchase requirement of $ 200,000 for the first year and a 100% increase in the following year.  As of December 31, 2004 no orders beyond the 12 units purchased in August 2003 have been received.

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

Available Information – Our internet website is located at www.powercold.com.  We make available free of charge through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon a reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Our internet website also contains our Code of Business Conduct and Ethics (the “Code of Ethics”) for officers, employees and directors, including our Chief Executive Officer and senior finance officers including the Chief Financial Officer and Chief Accounting Officer.  The Code of Ethics and contact information for the company is available on the company website www.powercold.com under the section “About Us” Investor Relations and Contact Information.  See also “Item 10” Directors and Executive Officers of the Registrant.  The information made available through our website is not incorporated by reference in this 10-K.  The “Code of Ethics” is filed as an exhibit in this 10-K.

We will provide without charge to any person, on the written request of such person, a copy of our Code of Ethics.  Requests should be directed to our Corporate Secretary, PowerCold Corporation, 566 South Bethlehem Pike, Fort Washington, PA  19034 (telephone number 215-591-9860)

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

On December 30, 2004, one investor exercised a warrant purchase agreement for 10,000 shares of common stock at $1.00 per share. The total number of shares issued to the investor was 10,000. The aggregate purchase price for these shares of common stock was $10,000. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

Between December 12, 2004 and December 30, 2004, twenty investors exercised warrant purchase agreement for 350,000 shares of common stock at $1.00 per share. The total number of shares issued to such investors was 350,000. The aggregate purchase price for these shares of common stock was $350,000. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

On December 28, 2004 we issued common stock purchase warrants to Henry Sanborn to purchase 59,375 shares of common stock, exercisable for five years from the initial exercise date.  The exercise price of the warrants is $1.70 per share.  These warrants were issued by us in connection with the exercise of 518,480 warrants for $419,075 and were not registered under any securities laws.

On December 13, 2004, Henry Sanborn (a beneficial owner of 5% or more of the company’s common stock) exercised warrant purchase agreements to purchase 518,480 shares of common stock for $419,075 at an average price of $0.81 per share. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

On August 30, 2004 we issued common stock purchase warrants to Dragonfly Capital Partners, LLC to purchase 300,000 shares of common stock, exercisable for three years from the Initial Date of Exercise as consideration for Dragonfly Capital Partners, LLC’s services as placement agent in connection with the Laurus convertible debt offering.  The exercise price of the warrants is $1.87 per share.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

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

On July 19, 2004, we accepted offers to purchase 81,250 of our shares of common stock from 1 individual. This investor executed an investor subscription agreement prior to July 19, 2004. The shares of common stock were purchased at a price of $1.60 per share. The aggregate purchase price for these shares of common stock was $130,000.  Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to the individual investor to purchase 40,625 shares of common stock, exercisable for five years from the Initial Exercise Date.  The exercise price for the warrants is $2.00 per share.  There was no placement agent. The securities in the  foregoing  offering  were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

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

Between June 25, 2004 and June 28, 2004, we accepted offers to purchase 209,375 of our shares of common stock from 4 individuals. These investors executed investor subscription agreements prior to June 28, 2004. The shares of common stock were purchased at a price of $1.60 per share. The aggregate purchase price for these shares of common stock was $335,000. Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to the individual investors to purchase 31,407 shares of common stock, exercisable for three years from the Initial Exercise Date.  The exercise price for the warrants is $2.50 per share.  There was no placement agent. The securities in the  foregoing  offering  were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

On June 8, 2004, we accepted offers to purchase 100,000 of our shares of common stock from 1 individual. This investor executed an investor subscription agreement prior to June 8, 2004. The shares of common stock were purchased at a price of $1.25 per share. The aggregate purchase price for these shares of common stock was $125,000.  No warrants were issued and there was no placement agent. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

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

Our annual financial statements for the year ended December 31, 2004 were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

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

Future profitability is dependant upon obtaining and maintaining gross profit margins greater than 30%, execution of the company’s sales and market plans to generate a minimum of $1 million per month in sales, managing travel, administration, warranty, legal, accounting, regulatory and other controllable expenses within the constraints of the budget are necessary for sustained profits, however there is no guarantee that we will be able to achieve the factors affecting future profitability.  Sufficient cash may not be generated from operations due to the extended payment terms required for some of our sales in order to meet our operating needs.  Cash availability is a significant concern.  Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported.   Future cash needs from debt or equity are dependant upon the collection of receivables and gross margins. The collection of sufficient receivables to reduce the current 222 DSO (Days Sales Outstanding), based upon 3rd and 4th quarter revenue, to 120 days would significantly reduce the need for new cash from debt or equity placement.  Revenue growth, the timely collection of receivables and improvement in gross margins are the primary focus of management. The bad debt reserve includes claims totaling $331,137 against payment bonds issued on the behalf of general contractors; $675,812 sought in litigation to recover past due receivables; a claim of $128,590 if unpaid will be arbitrated, and others lawsuits are contemplated if collection efforts prove unsatisfactory. In addition the company has reserved $529,389 as an allowance for doubtful accounts based upon the age of the receivables some of which are retentions on completed jobs.  Approximately 70% of the bad debt allowance taken at year end involved claims against bonds, litigation or mediation/arbitration which we previously believed could be resolved in a reasonable period of time.  Upon detailed review and discussion with our outside attorneys during the fourth quarter it became obvious to us that resolution would not be achieved in a sixty to ninety day period and an appropriate charge was taken related to these issues.  A charge of $250,000 was taken in the third quarter of 2004 based upon the age of receivable and an additional charge of $279,389 was taken at the end of the fourth quarter.  Receivable are reviewed for impairment on a quarterly basis. In the past we didn’t include retentions in the review of receivable aging as it is understood that retentions are not paid until the all releases are provided at project completion and any warranty related issues are resolved.  At year end we included a review of retentions and the likelihood of collection and will continue this review on a quarterly basis.

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

The Company initiated a new sales and marketing program in early 2003 and continued those efforts through 2004.  Annual revenue exceeded $9 million for the first time and gross profits were positive, increasing 30.6%.   Revenue growth was primarily through the growth in plan and spec work for chain restaurant and retail store, hospitality projects and Nauticon heat exchange products including new products based upon plastic coil technology. Product pricing has remained stable for the last few years although there was a spike in copper prices almost 12 months ago which impacted margins no significant price increases for Nauticon copper heat exchangers were implemented for these products which accounted for less than 10% of 2004 revenue. Product pricing has remained stable for the last few years even as certain commodity prices increased which negatively impacted margins as price increases for Nauticon copper heat exchangers were minimal. Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increases.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004. Operating losses were due to fixed operating expenses (overhead) and insufficient sales necessary to support the new marketing efforts and ramped up production operations.

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

Operating expenses for 2004 increased 50.7% over the previous year while revenue increased by more than 123% for the same period.  These expense increases were primarily attributed to a charge of $1,664,928 to bad debt reserve, an increase of $439,000 in salaries for the hiring additional sales personnel and sales support staff for PowerCold ComfortAir Solutions operations, an increase of $380,000 in R&D expense primarily due to work on the plastic heat exchange product, an increase of $329,000 in sales, marketing and advertising expense and an increase of $142,000 in legal and account expense primarily due to lawsuits and stock registration. Operating expenses in 2004 as a percentage of revenue decreased from 91.6% to 61.8% as compared to 2003.  Substantial decrease in expense as a percent or revenue was recorded for general and administrative expense as one time expenses for manufacturing and accounting software and new computer hardware were recorded in 2003, and travel as sales and marketing efforts were regionalized in 2004. Lower expenses as a percent of revenue were recorded for sales and marketing, occupancy and depreciation.  As a percent of revenue bad debt expense increased substantially from 4.8% of revenue in 2003 to 18.3% of revenue in 2004 for the impairment of receivables related to unpaid claims against bonds, litigation for collection of receivables relating to contracts and some significantly past due receivables.  It is unknown at this time if there will be a recovery of any significance through mediation, arbitration and litigation.   General and administrative expense decreased by almost $729,000 as resources were focused on sales and marketing activities and travel expenses were reduced by $142,000 by deploying personnel on a regional rather than a national basis. The Company’s total net loss increased 60.3% from the prior year, and the net loss per common share was ($0.21) per share.

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

POWERCOLD CORPORATION

TABLE OF CONTENTS

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

3 2

FINANCIAL STATEMENTS

Consolidated Balance Sheets

3 3

Consolidated Statements of Operations and Comprehensive Loss

3 5

Consolidated Statement of Stockholders’ Equity

3 6

Consolidated Statements of Cash Flows

3 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

40

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

Contracts and Retentions Receivable

Contracts and retentions receivable from the sale of heating and air-conditioning systems for commercial properties are based on contracted prices.  Allowance for doubtful accounts is based upon a quarterly review of outstanding receivables, historical collection information, and existing economic conditions.  Normal contracts receivable are due 30 days after the date of the invoice.  Contract retentions are due 30 days after completion of the project and acceptance by the owner.  Receivables past due more than 120 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company’s policy is not to accrue interest on trade receivables.

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

Product Warranties

The Company sold the majority of its products with one-year unconditional repair or replacement warranties.  Warranty expense of $265,899, $107,122 and $97,771 for the years ended December 31, 2004, 2003 and 2002, respectively is included in cost of sales.

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

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net loss as reported	$(4,337,032)	$(2,656,548)	$(4,291,443)
Adjustment required by SFAS 123	(3,794,926)	(492,597)	(553,975)
Pro forma net loss	$(8,131,958)	$(3,149,145)	$(4,845,418)
Pro forma net loss per share, basic and diluted	$(0.40)	$(0.16)	$(0.28)

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2002	3,692,558	$0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,095,891	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	3,075,799 (210,000) (1,549,579)	1.61 1.00 1.38
Outstanding at December 31, 2004	5,398,503	$1.36

Exercisable at December 31, 2004	5,398,503	$1.36

Weighted average fair value of options granted during 2004		$1.61

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

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our officers, employees and directors, including  the Company’s principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions.  This Code of Ethics is also posted on our internet website located at www.powercold.com (click on “Investor Relations,” then “Code of Ethics”).  See “Available Information” under Item 1.  The “Code of Ethics” is filed as an exhibit in this 10-K/A.

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

Amount and Nature

Percent

of Beneficial Owner

of Beneficial Ownership (1)

of Class (2)

Francis L. Simola and (3)(5)(6)

922,432

3.19%

Veronica M. Simola

9408 Meadowbrook Ave.

Philadelphia, Pa. 19118

Simco Group, Inc. (4)

1,780,664

6.16%

1800 E. Sahara, Suite 107

Las Vegas, Nevada 89104

Henry N. Sanborn

2,372,081

8.21%

505 Charles Street Avenue

Towson, MD 21204

Joseph C. Cahill (5)(6)

82,779

0.29%

45 Overlea Lane

Aberdeen, NJ  07747

Robert W. Yoho (5)(6)

300,000

1.04%

13799 Park Blvd. North

Seminole, FL  33776

Dean Calton (6)

51,500

0.18%

1346 LaVernia Road

LaVernia, TX  78121

Grayling Hofer (6)

7,000

0.02%

2406 Crow Valley

San Antonio, TX  78270

Laurus Master Fund, Ltd (7)

5,072,995

17.56%

c/o M&C Corporate Services Limited

P.O. Box 1234 G.T.

Ugland House, South Church Street

Grand Cayman, Cayman Islands

Total Common Stock

10,229,451

35.41%

Total Common Stock Owned by Officers & Directors

3,144,375

10.88%

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

4.3

Securities Purchase Agreement ***

4.4

Secured Convertible Term Note ***

4.5

Common Stock Purchase Warrant***

4.6

Registration Rights Agreement***

14

Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002

21

Subsidiaries of the Company.  Incorporated by reference to Form 10K filed March 31, 2005

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

Dated:   June 22 , 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated:   June 22 , 2005

By:  /s/  Joseph C. Cahill

Joseph C. Cahill

Director and Secretary

Chief Financial Officer

Dated:    June 22 , 2005

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated:   June 22 , 2005

By:  /s/  Grayling Hofer

Grayling Hofer

Treasurer

Chief Accounting Officer

Dated:   June 22 , 2005