Form 10-Q/A
period 2005-03-31
POWERCOLD CORP
filed 2005-06-27
CIK 827055

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

Our financial statements for the interim period ended March 31, 2005 were reviewed and for the year ended December 31, 2004, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At March 31, 2005 we had an accumulated deficit of $21,724,097 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of March 31, 2005 are $6,986,565 with reported revenue for the three month period ended March 31, 2005 at $2,583,967. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.  Our plans for 2005 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2004 we experienced a significant growth in revenue from the Central HVAC Air Conditioning Systems and higher gross margins from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Central HVAC Systems and Plastic Heat Exchange Products in 2005 support our plans going forward.  We plan to exploit the last two years of engineering development and to focus engineering, sales and marketing resources on the Company’s proprietary Environmental Air Treatment System, which is our central HVAC air conditioning system for large commercial buildings, directing our efforts at the growth segments of the hospitality industry.  We also plan to expand our direct marketing efforts to corporate national account chain stores and restaurants with our proprietary HVAC system, and reduce custom bid spec marketing for retail stores and restaurants that have lower gross margins per project.  Secondly, we intend to capitalize upon our investment in the research and the development of our plastic products.  During the last quarter of 2004 and first quarter of 2005, the Company shipped its first production Nauticon plastic coil fluid cooler units to multiple installations in Florida and Canada. Initial system installations have been very successful and the company is moving forward with the planned marketing program for plastic products in 2005.  The Company has also developed “plastic kits” for four OEM fluid cooler companies.  Two fluid cooler OEM companies showed their proprietary products with PowerCold’s plastic components for the first time at the ASHRAE convention in early February 2005.  Recently, we have successfully developed and installed the first plastic fluid cooler that can be used for residential buildings and expanded to larger commercial buildings.  We expect added revenue and improved margins in products that use plastic coils in place of copper coils.  We are also focusing on cash management and addressing the past due accounts receivable through a rigorous collections policy. We attribute the high accounts receivable to the significant revenue growth rate and startup marketing growth pains during 2003 and 2004.  We intend to focus on the hospitality industry and plastic products in 2005 and away from bid spec jobs that have historically generated lower gross margins. We intend to raise capital through the licensing of our heat exchange technology in markets outside of North America with five and ten year licensing agreements that include annual renewal fees and royalties based on sales. Exploratory discussions with several companies are underway for long term (five to ten year) nonexclusive manufacturing rights and exclusive territorial distributions rights for our patented heat exchange technology outside of North America.  The basis of discussions involve a one time license fee and continuing royalty payments for the term of the license based upon units manufactured or revenue derived from sales through distribution.   Discussions are ongoing and no agreements have been finalized. We see this as an opportunity to capitalize upon the intellectual property of PowerCold and our ongoing R&D efforts regarding heat exchange technology for the HVAC industry. We expect better cash flow and improve margins in the future.  Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

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

Future profitability is dependant upon obtaining and maintaining gross profit margins greater than 30%, execution of the company’s sales and market plans to generate a minimum of $1 million per month in sales, managing travel, administration, warranty, legal, accounting, regulatory and other controllable expenses within the constraints of the budget are necessary for sustained profits, however there is no guarantee that we will be able to achieve the factors affecting future profitability.  Sufficient cash may not be generated from operations due to the extended payment terms required for some of our sales in order to meet our operating needs.  Cash availability is a significant concern.  Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported.   Future cash needs from debt or equity are dependant upon the collection of receivables and gross margins. Our primary focus is on revenue growth, the timely collection of receivables and improvement in gross margins. We have claims totaling $331,137 against payment bonds issued on the behalf of general contractors; are seeking $675,812 in litigation to recover past due receivables; pursuing a claim of $128,590 through negotiation which will be arbitrated if not settled, and others lawsuits are contemplated if collection efforts prove unsatisfactory. Approximately 70% of the bad debt allowance reported at year end involved claims against bonds, litigation or mediation/arbitration which we previously believed could be resolved in a reasonable period of time.  Upon detailed review and discussion with our outside attorneys during the fourth quarter it became obvious to us that resolution would not be achieved in a sixty to ninety day period and an appropriate charge was taken related to these issues.  A charge of $250,000 was taken in the third quarter of 2004 based upon the age of receivable and an additional charge of $279,389 was taken at the end of the fourth quarter.  Receivable are reviewed for impairment on a quarterly basis. In the past we didn’t include retentions in the review of receivable aging as it is understood that retentions are not paid until the all releases are provided at project completion and any warranty related issues are resolved.  At year end we included a review of retentions and the likelihood of collection and will continue this review on a quarterly basis.

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

RESULTS OF OPERATIONS – First Quarter 2005

The Company's Consolidated Statement of Operations for the first quarter ended March 31, 2005 compared to the first quarter ended March 31, 2004:

Total Revenue for the three-month period ended March 31, 2005 increased 14.2% to $2,583,967 from $2,241,103 for the same quarter in the prior year primarily through the growth in plan and spec work for chain restaurant and retail store and Nauticon heat exchange products including new products based upon plastic coil technology. Product pricing has remained stable for the last few years although there was a spike in copper prices almost 12 months ago which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.  Operating Loss for the three-month period ended March 31, 2005 increased $652,604, to ($872,701), a 297% increase from a prior period operating loss of ($220,097).

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

Operating expenses increased 51.3% to $1,283,829 for the quarter primarily from significant increases in sales & marketing expense and research & development expense related to plastic heat exchange technology and the environmental air treatment technology for the hospitality industry ..  Accounting and legal expense related to stock registrations and the defense of two lawsuits remains high.

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

Liquidity and Capital Resources:  At March 31, 2005, the Company’s working capital decreased by $1,124,144 to $74,875 from $1,199,019 at December 31, 2004 primarily as the result of the increase in accounts payable and an increase the current portion payable of the convertible debt totaling $2,051,676 that exceeded the combined increases current assets in combination with the reduction in cash of $778,906 by $1,095,669.  Total cash decreased from $1,306,416 at year-end to $527,510 as of March 31, 2005.  Inventory increased 40.5% to $169,950 from the previous quarter at the year ended December 31, 2004 due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.

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

PowerCold Corporation produced a demand letter on February 25, 2005, through its attorney, in the amount of $128,589.50 due by March 15, 2005, regarding claims against Industrias Polaris, S.A. for costs incurred for defective product, the return of advance payments for product never delivered and $2,000 for attorney fees in regard to the material breach of the manufacturing agreement between PowerCold and Polaris. Polaris has engaged counsel in Texas and initiated discussions.  On May 6, 2005 a settlement offer was presented by counsel for Polaris.  The offer was unacceptable and Polaris was advised to review and submit a better offer by May 16, 2005 or proceed to arbitration.

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

Date: June 23 , 2005