Form 10QSB
period 2005-06-30
POWERCOLD CORP
filed 2005-08-15
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 24,731,696 shares outstanding at June 30, 2005.

SEC 1296 (1-04)  Potential persons who are required to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB number.

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

JUNE 30, 2005

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

Financial Condition and Results of Operations.

13

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

26

Item 4.

Controls and Procedures.

26

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

28

Item 2.

Changes in Securities.

30

Item 3.

Defaults Upon Senior Securities.

30

Item 4.

Submission of Matters to a Vote of Security Holders.

30

Item 5.

Other Information.

30

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

31

Certifications

32

POWERCOLD CORPORATION AND SUBSIDIARIES

FORM 10Q

JUNE 30, 2005

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,
	2005	December 31,
	Unaudited	2004	2003
ASSETS
CURRENT ASSETS
Cash	$467,459	$1,206,416	$374,678
Restricted cash	103,694	100,000	-
Contracts and retentions receivable, net of allowance	9,005,119	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	171,504	120,926	11,156
Prepaid expenses	320,427	141,790	100,118
Total Current Assets	10,068,203	6,980,242	3,119,982
OTHER ASSETS
Property and equipment, net	296,569	335,675	135,858
Patent rights and related technology, net	1,359,382	1,248,805	1,306,731
Contracts in place	216,425	-	-
Securities available for sale	-	-	19,317
Deposits	12,479	10,828	10,828
Total Other Assets	1,884,855	1,595,308	1,472,734
TOTAL ASSETS	$11,953,058	$8,575,550	$4,592,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and retentions payable	$6,704,854	$3,577,077	$896,447
Accrued expenses	312,141	189,387	356,583
Billings in excess of costs and estimated earnings
on contracts in progress	380,873	380,873	947,807
Commissions and royalty payable	165,563	252,948	8,180
Accounts payable, related party	783,597	172,236	417,236
Convertible debt, net of discounts	1,166,667	1,166,666	334,014
Notes payable, current portion	41,764	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	9,555,459	5,781,223	2,960,899
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	3,020,235	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Total Long-term Liabilities	3,028,035	2,764,136	-
COMMITMENTS AND CONTINGENCIES	56,105	-	69,417
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 24,731,696; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	24,732	23,486	21,578
Additional paid-in capital	22,009,614	20,621,207	17,384,460
Accumulated deficit	(22,720,887)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(686,541)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$11,953,058	$8,575,550	$4,592,716

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended June 30,
	2005	2004	2003
	Unaudited	Unaudited	Unaudited
REVENUES
Contracts including equipment	$2,850,101	$2,125,955	$-
Equipment	370,953	235,155	2,138,976
Total Revenues	3,221,054	2,361,110	2,138,976

COST OF REVENUES
Direct labor and equipment-contracts	2,464,886	1,678,490	-
Direct labor and material-equipment	124,397	53,034	1,758,372
Warranty expense	39,990	46,841	-
Manufacturing supplies	14,662	8,167	-
Shipping and handling	1,825	41,569	-
Total Cost of Revenues	2,645,760	1,828,101	1,758,372

GROSS PROFIT (LOSS)	575,294	533,009	380,604

OPERATING EXPENSES
Sales, marketing and advertising	355,077	28,898	4,147
General and administrative	627,949	743,914	751,275
Research and development	200,972	15,883	-
Legal and accounting	103,134	132,716	-
Depreciation and amortization	31,765	32,793	46,063
Total Operating Expenses	1,318,897	954,204	801,485

LOSS FROM OPERATIONS	(743,603)	(421,195)	(420,881)

OTHER INCOME (EXPENSES)
Interest income	2,758	467	59
Interest and financing expense	(249,481)	(154,340)	(953)
Other income (expense)	69,884	1,374	237,529
Total Other Income (Expenses)	(176,839)	(152,499)	236,635

LOSS BEFORE INCOME TAX	(920,442)	(573,694)	(184,246)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(920,442)	(573,694)	(184,246)
NET LOSS	(920,442)	(573,694)	(184,246)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	-
COMPREHENSIVE LOSS	$(920,442)	$(573,694)	$(184,246)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.04)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	24,266,403	21,805,083	19,202,066

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Six Months Ended June 30,
	2005	2004	2003
	Unaudited	Unaudited	Unaudited
REVENUES
Contracts including equipment	$5,280,540	$4,239,183	$-
Equipment	524,481	363,030	3,251,310
Total Revenues	5,805,021	4,602,213	3,251,310

COST OF REVENUES
Direct labor and equipment-contracts	4,508,286	3,157,987	-
Direct labor and material-equipment	232,524	105,175	2,677,850
Warranty expense	39,990	99,254	-
Manufacturing supplies	24,594	12,653	-
Shipping and handling	13,214	65,906	-
Total Cost of Revenues	4,818,608	3,440,975	2,677,850
GROSS PROFIT (LOSS)	986,413	1,161,238	573,460

OPERATING EXPENSES
Sales, marketing and advertising	664,784	209,995	100,081
General and administrative	1,206,448	1,411,818	1,205,402
Research and development	336,953	21,157	-
Legal and accounting	142,711	167,471	-
Depreciation and amortization	63,942	52,368	71,131
Total Operating Expenses	2,414,838	1,862,809	1,376,614
LOSS FROM OPERATIONS	(1,428,425)	(701,571)	(803,154)

OTHER INCOME (EXPENSES)
Interest income	4,841	467	119
Interest and financing expense	(752,685)	(309,249)	(1,195)
Other income (expense)	69,884	1,374	237,597
Total Other Income (Expenses)	(677,960)	(307,408)	236,521
LOSS BEFORE INCOME TAX	(2,106,385)	(1,008,979)	(566,633)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,106,385)	(1,008,979)	(566,633)

NET LOSS	(2,106,385)	(1,008,979)	(566,633)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(2,106,385)	$(1,008,979)	$(586,116)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.09)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,884,443	21,754,805	19,102,066

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004	2003
	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,106,385)	$(1,008,979)	$(566,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,616	52,368	71,131
Amortization of discount on note payable	264,645	-	(196,324)
Issuance of common stock for services	420,000	188,250	145,800
Options issued for services	62,008	-	-
Warrants issued for financing fees	155,835	-	-
Warrants issued for serivces	-	309,706	-
(Increase) decrease in assets:
Accounts receivable	(3,594,009)	(2,596,385)	(2,413,680)
Inventories	(50,578)	(124,189)	(13,543)
Prepaid expenses	-	-	(56,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,004,928	(50,405)	1,662,139
Accounts payable, related party	-	(28,000)	-
Billings in excess of costs	-	1,185,848	207,937
Net cash used in operating activities	(1,757,940)	(2,071,786)	(1,159,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(115,341)	(5,416)
Purchase of technology	-	-	-
Deposits	(1,651)	-	(13,808)
Net cash used in investing activities	(10,605)	(115,341)	(19,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(632)	(1,195)
Principal payments on loans	(1,018)	-	-
Proceeds from issuance of shares	422,940	670,309	1,975,001
Proceeds from borrowings	-	1,597,203	5,000
Net proceeds from borrowings, related party	611,360	-	(44,524)
Net cash provided by financing activities	1,033,282	2,266,880	1,934,282

Net increase (decrease) in cash	(735,263)	79,753	755,760

Cash at beginning of year	1,306,416	374,678	93,372

Cash at end of period	$571,153	$454,431	$849,132

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$173,106	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for prepaid consulting	$420,000	$100,000	$-
Issuance of common stock for services	$-	$188,250	$145,800
Warrants issued for financing fees	$155,835	$309,706	$-
Issuance of options for services	$62,008	$-	$-
Stock issue for acquisition	$306,000	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

June 30, 2005

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

NOTE  2- CONTRACTS IN PROGRESS

For the six months ended June 30, 2005 contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract Revenues	Contract Cost	Gross Profit
Total activity	$ 5,280,540	$ 4,508,286	$ 772,254

Contracts completed during the six month period	$ 4,840,540	$ 4,127,413	$ 713,127

Contracts in progress at June 30, 2005	$ 440,000	$ 380,873	$ 59,127

Contracts in progress as of June 30, 2005 were as follows:

Cumulative costs to date

$  8,635,699

Cumulative gross profit to date

1,485,381

Cumulative revenue earned

10,121,080

Less progress billings to date

   9,740,207

Net over billings

$    380,873

The following is included in the accompanying balance sheet under these captions as of June 30, 2005:

Costs and estimated earnings on contracts in

  progress in excess of billings

$ 0

Billings in excess of costs and estimated earnings

   on contracts in progress net over billings

$380,873

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

June 30, 2005

NOTE  3 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the three months ended June 30, 2005, the Company granted 325,000 common stock options and recorded an expense of $61,733 for the period ended June 30, 2005 in accordance with SFAS 123R which was adopted by the Company on January 1, 2005.

On May 1, 2005 the Company issued 150,000 three year options to purchase common stock at $1.50 per shares exercisable for 50,000 options each at May 1, 2005, May 1, 2006 and May 1, 2007 expiring on May 1, 2008, May, 2009 and May 1, 2010 respectively. The fair value of the options was calculated at $78,975 using the Black Scholes Calculation at date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years. At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870 and the Company recorded a commitment of $56,105 for the future vesting of the remaining options. The securities in the foregoing offering were originally provided as compensation for assets acquired by the Company offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

On May 1, 2005 the Company issued 50,000 options for investor relations services at $2.00 per share for a term of two years which will expire on May 1, 2007.  The fair value of the options was calculated at $8,319 using the Black Scholes Calculation at the date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of two years. The securities in the foregoing offering were originally provided as compensation for services rendered for us, and were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

On May 10, 2005 the Company issued 100,000 options for investor relations services at $2.00 per share for a term of three years which will expire on May 10, 2008.  The fair value of the options was calculated at $26,183 using the Black Scholes Calculation at the date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years. The securities in the foregoing offering were originally provided as compensation for services rendered for us, and were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

On June 30, 2005 the Company issued 25,000 options for consulting services at $1.75 per share for a term of three years which will expire on June 30, 2008.  The fair value of the options was calculated at $4,361 using the Black Scholes Calculation at the date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years. The securities in the foregoing offering were originally provided as compensation for services rendered for us, and were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

The Company previously used APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2004 and 2003.

Included in the net loss as reported at June 30, 2005 is the expense of options issued during the period from January 1, 2005 through June 30, 2005 of $61,733.  For comparative purposes to prior periods there would be no adjustment of the pro forma net loss per share if calculated under APB Opinion No. 25.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

June 30, 2005

NOTE  3 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (continued)

		Year Ended December 31, 2004		Year Ended December 31, 2003
Net loss as reported	$	(4,337,032)	$	(2,656,548)
Adjustment required by SFAS 123		(3,794,926)		(492,597)
Pro forma net loss	$	(8,131,958)	$	(3,149,145)
Pro forma net loss per share, basic and diluted		$(0.40)		$(0.16)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2003	4,095,891	$1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	3,075,799 (210,000) (1,519,579)	1.61 1.00 1.38
Outstanding and exercisable at December 31, 2004	5,398,503	1.36
Granted Granted; not exercisable Exercised Rescinded or expired	325,000 (100,000) (695,879) (130,000)	1.75 1.50 0.61 1.50
Exercisable at June 30, 2005	4,797,624	$1.49
Weighted average fair value of options granted during 2005		$0.31

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

June 30, 2005

NOTE  4  -  COMMON STOCK

During the three months ended June 30, 2005, the Company issued 695,879 common stock shares upon the exercise of options and 200,000 for services in the amount of $270,000 at $1.35 per share.

On May 12, 2005 Frank Simola, an officer and director, exercised 695,879 options, 150,000 at $1.00 per share and 545,879 at $0.50 per share, for a total of $422,939.50 and was issued 200,000 shares of common stock on May 16, 2005, at $1.35 per share, the average of the market closing price between May 12 and May 16, 2005, for a total of $270,000 for consulting services.  The securities in the foregoing offering were originally provided as compensation for services rendered for the Company offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

NOTE  5 -  WARRANTS

On May 27, 2005 the Company issued 60,000 common stock warrants to Laurus exercisable at $1.70 per share for a period of five years from the date of issuance and will expire on May 27, 2010.  The fair value of the warrants was calculated at $29,904 using the Black Scholes Calculation at date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of five years.  The warrants were issued in accordance with an amendment to securities purchase agreement dated July 29, 2004. The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  All of the investors represented themselves as “accredited” as that term is understood under  Regulation D, Rule 506 of the Securities Act of 1933.

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

The note, which matures on July 29, 2007, bears interest at the prime rate of interest plus 1 percentage point, with a minimum interest rate of 5% and a maximum rate of 8%.  The note is convertible into common stock with a conversion price of $1.87 on July 29, 2004, subject to conversion by Laurus as well as an automatic conversion.  The fixed conversion price of $1.87 per share is applicable when the PowerCold stock average closing price for the five days prior to the repayment is at or above 110% of the fixed conversion price.  Conversion at less than the fixed conversion price is set at 90% of the average of the five lowest trading days in the 22 trading days prior to the conversion date.  The fixed price cannot be less than $1.10 per share. The beneficial conversion feature of this note has been recorded as additional paid-in capital of $569,106 and as a discount to the note, amortizable over three years.  For the six months ended June 30, 2005 $261,645 has been amortized.  The Company also retains the right to prepay the note at 125% of the unpaid balance for 12 months from July 29, 2004; 115% of the unpaid balance for 12-24 months from July 29, 2004; and 110% of the unpaid balance after 24 months from July 29, 2004. As consideration for investment banking services in connection with the securities purchase agreement, the Company paid 4.29% of the gross proceeds to Laurus Capital Management, LLC, (an affiliate of Laurus Master Fund, Ltd), for investment banking services in connection with the securities purchase agreement. Laurus Capital Management LLC is the entity that exercises voting and investment power on behalf of Laurus Master Fund, Ltd, the selling shareholder, 0.04% to Loeb & Loeb, LLP a California limited liability partnership as the escrow agent for the transaction and 8.5% of the gross proceeds to the Dragonfly Capital Partners, LLC (an affiliate of Oberon Group, LLC, a North Carolina Limited Liability Company).

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 – NOTES PAYABLE (continued)

Laurus can convert to equity any portion of the principal balance and accrued but unpaid interest subject to the limitations of the 35% aggregate trading limit for the 22 days prior to redemption and the 4.99% total holdings limitation with the only exceptions being default and prior 75 day notification by Laurus that they will exceed the 4.99% ownership limitation but will be restricted to a 19.99% limitation not to exceed 4,457,995 shares. Monthly amortizing payments of the aggregate principal amount outstanding under the note begin on February 1, 2005 in the amount of $166,667 plus interest. The Company has recorded a discount on the note for deferred financing costs of $641,500 which will be amortized over the life of the loan.  Amortization expense at June 30, 2005 was $160,378.

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

The securities purchase agreement, secured convertible term note and the registration rights agreement with Laurus, all dated July 29, 2004, were amended on March 9, 2005 to reschedule the originally required effectiveness date (November 27, 2004) of the registration statement filed with the SEC to June 15, 2005, and to reschedule the initial principal payments due February, March, April and May 1, 2005 to April, May, June and July 1, 2007.  For the amended rescheduled payments and new effective date the Company has agreed to issue a new warrant purchase agreement to Laurus for 665,000 shares for a term of five years at $1.70 per share.  The Company will take a fair market value charge of $125,302 for the issuance of 215,000 warrants for the rescheduled principal payments over the period from February 1, 2005, through August 1, 2007.   In addition the Company will take a fair market value charge of $262,260 for the issuance of 450,000 warrants as a result of  the registration statement filed with the SEC not being effective as of November 27, 2004 and being extended to June 15, 2005. On May 27, 2005 we issued common stock purchase warrants to Laurus to purchase 60,000 shares of common stock, exercisable for five years from the Initial Date of Exercise.  The exercise price of the warrants is $1.70.  These warrants were issued by us in connection with the amendment of the secured convertible term note and the registration rights agreement with Laurus, all dated July 29, 2004 and previously amended March 9, 2005, to reschedule the required effectiveness date (June 15, 2005) of the registration statement filed with the SEC to June 30, 2005 and to reschedule the principal payment of $166,666.67 due June 1, 2005 to August 1, 2007. The additional fair market value has been recognized as financing expense.

 At June 30, 2005 the principal balance of the convertible note with Laurus was $5,000,000.

Future minimum principal payments on the note are as follows:

Year	Annual Maturity Amount
2005	$1,000,000
2006	$2,000,000
2007	$2,000,000

Vehicle Loan

During the year ended December 31, 2004, the Company purchased a truck for $23,421.  The note is secured by the vehicle and is for thirty-five months and no interest.  The monthly payment is $650.  At June 30, 2005, the note balance was $12,681.  Future principal payments are as follows:

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 – NOTES PAYABLE (continued)

Year	Annual Maturity Amount
2005	$7,750
2006	$7,800

Current Notes Payable

At June 30, 2005, December 31, 2004 and December 31, 2003, notes payable included a line of credit payable to Royal Bank of Canada for $34,014 U.S.  The Company made interest only payments on this line of credit which is unsecured.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan which was in the name of Steven and Susan Clark and remains in dispute as of the date of this filing.

The Company received from Simco $196,760 in unsecured advances during 2002 and an additional $161,108 and $100,000 during 2003 and 2004, respectively.  The advances bear interest at 8% and are payable on demand.  No payments were made against the principal during 2002 or 2003 and $345,080 was repaid in 2004.  The debt was convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion during 2003 and 2002. The loan made during 2004 is convertible at the fair market value of the stock at the date of conversion.  The beneficial conversion feature of these loans is recorded as additional paid in capital.  The interest expense, related to these loans, recorded in 2003 and 2002 is $218,979 and $195,538, respectively. On May 12, 2005, Frank Simola made a loan to us in the amount of $787,060 payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8% and $175,700 was repaid in 2005. At June 30, 2005 the interest accrued for the loan from Frank Simola was $7,542. At June 30, 2005 the balance of the Notes payable to Related Party (Simco) was $783,597.

Effective May 1, 2005, in a minor acquisition, PowerCold Corporation acquired 100% of the assets of Sterling Mechanical, Inc. (SMI), an Englewood, Colorado based engineering and design firm that provides engineering and marketing supporting heating, ventilation and air conditioning (HVAC) systems and technologies.  SMI assets were transferred into PowerCold’s wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., formerly Ultimate Comfort Systems.  As consideration for the acquisition of assets valued at $384,975, which include contracts totaling $216,425 and all intellectual property including licenses and copyrights and the rights, title and interest in and to the name Sterling Mechanical, Inc., the Company paid the owners of SMI 200,000 shares of PowerCold common stock at the fair market value of $306,000.  In addition, PowerCold agreed to issue 150,000 options to the owners of SMI that will vest over a 3 year period.  At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870 and the Company recorded a commitment of $56,105 for the future vesting of the remaining options. The acquisition was accounted for under the purchase method.  The three employees of SMI are currently employed by PowerCold ComfortAir supporting existing PowerCold business, existing SMI business and soliciting new business in the Western United States.

Finance Program

On July 22, 2004 the Company agreed to a financing program with a major mortgage corporation.  The financing program may provide the Company’s commercial customers with significant financing to purchase or lease HVAC systems from PowerCold ComfortAir Solutions, Inc.  The Company has no commitment or contingency related to this agreement.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

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

Our financial statements for the year ended December 31, 2004, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At June 30, 2005 we had an accumulated deficit of $22,720,887 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of June 30, 2005 are $9,005,119 with reported revenue for the three month period and six month period ended June 30, 2005 at $3,221,054 and $5,805,021 respectively. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.  Our plans for 2005 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2004 we experienced a significant growth in revenue from the Central HVAC Air Conditioning Systems and higher gross margins from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Central HVAC Systems and Plastic Heat Exchange Products in 2005 support our plans going forward.  We plan to exploit the last two years of engineering development and to focus engineering, sales and marketing resources on the Company’s proprietary Environmental Air Treatment System, which is our central HVAC air conditioning system for large commercial buildings, directing our efforts at the growth segments of the hospitality industry.  We also plan to expand our direct marketing efforts to corporate national account chain stores and restaurants with our proprietary HVAC system, and reduce custom bid spec marketing for retail stores and restaurants that have lower gross margins per project.  Secondly, we intend to capitalize upon our investment in the research and the development of our plastic products.  During the last quarter of 2004 and the first and second quarter of 2005, the Company shipped fourteen production Nauticon plastic coil fluid cooler units and four newly designed wet/dry plastic coil fluid coolers to multiple installations in Florida and Canada totaling $288,000. Orders placed for third quarter delivery total twenty-five valued at $507,000.  Initial system installations have been very successful and the company is moving forward with the planned marketing program for plastic products in 2005.  The Company has also developed “plastic kits” for four OEM fluid cooler companies.  Two fluid cooler OEM companies showed their proprietary products with PowerCold’s plastic components for the first time at the ASHRAE convention in early February 2005.  Recently, we have successfully developed and installed the first plastic fluid cooler that can be used for residential buildings and expanded to larger commercial buildings.  We expect added revenue and improved margins in products that use plastic coils in place of copper coils.  We are also focusing on cash management and addressing the past due accounts receivable through a rigorous collections policy. We attribute the high accounts receivable to the significant revenue growth rate and startup marketing growth pains during 2003 and 2004.  We intend to focus on the hospitality industry and plastic products in 2005 and away from bid spec jobs that have historically generated lower gross margins. We intend to raise capital through the licensing of our heat exchange technology in markets outside of North America with five and ten year licensing agreements

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

that include annual renewal fees and royalties based on sales. Exploratory discussions with several companies are underway for long term (five to ten year) nonexclusive manufacturing rights and exclusive territorial distributions rights for our patented heat exchange technology outside of North America.  The basis of discussions involve a one time license fee and continuing royalty payments for the term of the license based upon units manufactured or revenue derived from sales through distribution.   Discussions are ongoing and no agreements have been finalized. We see this as an opportunity to capitalize upon the intellectual property of PowerCold and our ongoing R&D efforts regarding heat exchange technology for the HVAC industry.  Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

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

On May 1, 2005, in a minor acquisition, we acquired the assets of Sterling Mechanical, Inc., a Colorado engineering and design firm that provides engineering and marketing services and supports heating, ventilating and air conditioning (HVAC) systems and technologies. We issued 200,000 shares of common stock for purchase of assets from Sterling Mechanical, Inc on May 1, 2005 at the closing price of $1.53 on April 29, 2005, and 150,000 three year options to purchase common stock at $1.50 per shares exercisable for 50,000 options each at May 1, 2005, May 1, 2006 and May 1, 2007 expiring on May 1, 2008, May, 2009 and May 1, 2010 respectively.

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

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

PowerCold ComfortAir, Inc. provides turnkey design build HVAC applications for new and retrofit construction projects for the hospitality industry, national retail chain stores, national restaurant chains, assisted care living facilities, and other facilities suitable for our product offerings.  The engineering design bid proposal backlog total more than $41 million.  Our revenue is increasing as the result of our focus on turnkey design, equipment and project management for hospitality and other large HVAC customers. Our revenue is no longer solely derived from the sale of manufactured and repackaged equipment. We now offer design, equipment and project management integrated into a single proposal which is coordinated with allied general contractors, regional engineering firms and national and international HVAC equipment vendors to provide flexible, cost effective and reproducible proposals acceptable to major hotel chains, assisted care facilities and national retail accounts. The focus has changed from an equipment manufacturing orientated sales organization to a design, engineering and project management group marketing our equipment along with other select suppliers for integrated HVAC solutions.

Field testing and R&D continues with the PlexCoil™ polymeric heat exchange products including the newly designed wet/dry fluid cooler.  Initial field trials during 2004 and first quarter 2005 were successful and these new products will easily integrate with the turnkey HVAC design build program.  Additionally, the opportunity exists to provide the technology as basic components for assembly by OEMs around the world.  The corrosion resistant and light weight characteristics of the plastic along with the heat transfer properties present numerous opportunities to replace copper and aluminum in many fluid/air heat exchange applications.  The investment in this technology will continue for the next several years. Commercial products using plastic heat exchange tubing were first shipped in the fourth quarter of 2004. From January 1, 2005 through June 30, 2005, fifteen units have been shipped with twenty-five scheduled for shipment in the third quarter of 2005.

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

Effective May 1, 2005, in a minor acquisition, PowerCold Corporation acquired 100% of the assets of Sterling Mechanical, Inc. (SMI), an Englewood, Colorado based engineering and design firm that provides engineering and marketing supporting heating, ventilation and air conditioning (HVAC) systems and technologies.  SMI assets were transferred into PowerCold’s wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., formerly Ultimate Comfort Systems.  As consideration for the acquisition of assets valued at $384,975, which include contracts totaling $216,425 and all intellectual property including licenses and copyrights and the rights, title and interest in and to the name Sterling Mechanical, Inc., the Company paid the owners of SMI 200,000 shares of PowerCold common stock at the fair market value of $306,000.  In addition, PowerCold agreed to issue 150,000 options to the owners of SMI that will vest over a 3 year period.  At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870 and the Company recorded a commitment of $56,105 for the future vesting of the remaining options. The acquisition was accounted for under the purchase method.  The three employees of SMI are currently employed by PowerCold ComfortAir supporting existing PowerCold business, existing SMI business and soliciting new business in the Western United States.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

Future profitability is dependant upon improved gross profit margins to 30% or greater and execution of the company’s sales and market plans to generate sufficient gross profit from sales to cover operating and financing expense.  The proper management of travel, administration, warranty, legal, accounting, regulatory and other controllable expenses within the constraints of the budget is necessary for sustained profits, however there is no guarantee that we will be able to achieve the budgeted gross margin, revenue and expense targets necessary for future profitability.  Sufficient cash may not be generated from operations due to the extended payment terms required for some of our sales in order to meet our operating needs.  Cash availability is a significant concern.  Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported.   Future cash needs from debt or equity are dependant upon the collection of receivables and gross margins. Our primary focus is on revenue growth, improved gross margins and the timely collection of receivables. We have claims totaling $331,137 against payment bonds issued on the behalf of general contractors; are seeking $675,812 in litigation to recover past due receivables; pursuing a claim of $128,590 through arbitration, and others lawsuits are contemplated if collection efforts prove unsatisfactory. Approximately 70% of the bad debt allowance reported at year end involved claims against bonds, litigation or mediation/arbitration which we previously believed could be resolved in a reasonable period of time.  Upon detailed review and discussion with our outside attorneys during the fourth quarter it became obvious to us that resolution would not be achieved in a sixty to ninety day period and an appropriate charge was taken related to these issues.  A charge of $250,000 was taken in the third quarter of 2004 based upon the age of receivable and an additional charge of $279,389 was taken at the end of the fourth quarter.  Receivable are reviewed for impairment on a quarterly basis. In the past we didn’t include retentions in the review of receivable aging as it is understood that retentions are not paid until the all releases are provided at project completion and any warranty related issues are resolved.  At year end we included a review of retentions and the likelihood of collection and will continue this review on a quarterly basis. No additional charge for bad debt was incurred in the first or second quarter of 2005.

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

Between May 12 and May 16, 2005, we received $1,210,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940, and a loan to us payable upon demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.

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

June 30, 2005

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

June 30, 2005

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

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

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

June 30, 2005

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

Significant Events During the Second Quarter 2005:

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

Effective May 1, 2005, in a minor acquisition, PowerCold Corporation acquired 100% of the assets of Sterling Mechanical, Inc. (SMI), an Englewood, Colorado based engineering and design firm that provides engineering and marketing supporting heating, ventilation and air conditioning (HVAC) systems and technologies.  SMI assets were transferred into PowerCold’s wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., formerly Ultimate Comfort Systems.  As consideration for the acquisition of assets valued at $384,975, which include contracts totaling $216,425 and all intellectual property including licenses and copyrights and the rights, title and interest in and to the name Sterling Mechanical, Inc., the Company paid the owners of SMI 200,000 shares of PowerCold common stock at the fair market value of $306,000.  In addition, PowerCold

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

agreed to issue 150,000 options to the owners of SMI that will vest over a 3 year period.  At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870 and the Company recorded a commitment of $56,105 for the future vesting of the remaining options. The acquisition was accounted for under the purchase method.  The three employees of SMI are currently employed by PowerCold ComfortAir supporting existing PowerCold business, existing SMI business and soliciting new business in the Western United States.

Subsequent Events:

LARGO, FL, JULY 28, 2005 – PowerCold Corporation submitted a proposal which was accepted by the Department of Energy for an integrated HVAC/CHP (Heating, Ventilation, Air Conditioning/Combined Heat and Power) distributed energy system for the hospitality industry.  The Gas Technology Institute (GTI), Preventive Maintenance Services, Inc. (PMSI), Southwest Gas, and Nevada Power will be participating in a comprehensive program designed to test, verify and demonstrate integrated energy efficient technologies with a Combined Heat and Power (CHP) system at a new Wingate Inn and Suites Hotel in Henderson, Nevada.  The Department of Energy (DOE) is granting the funding for the design, engineering, installation, data monitoring and performance reporting of the CHP project. The facility is a demonstration site for the hospitality industry for Distributed Energy Systems/Combined Heat and Power (DES/CHP) integrated with energy efficient HVAC technology.

This is the third new Wingate Inn® Hotel to utilize PowerCold’s patented HVAC system. The Wingate Inn and Suites is a three story hospitality center that features a 100-room hotel, meeting rooms, restaurant, indoor swimming pool and hot tub. The hotel will utilize a combined heat and power plant to supply space heating, hot water, cooling and electric power to the facility, as well as integrate PowerCold’s four-pipe HVAC system.

PowerCold has provided a pre-engineered system design that includes a low-emission natural gas generator, domestic hot water station, chiller plant, and interconnecting ductwork. The proposed integrated energy system should reduce power consumption by approximately 700,000 kWh per year and reduce peak demand by 240 kWh in comparison to electric packaged terminal air conditioners (PTACs) which are commonly used for a hotel of this size.

PowerCold ComfortAir Solutions, Inc. (PCS) The cogeneration system is designed to provide hot water from the generator’s rejected waste heat to the hotel. The CHP system will also include a remote monitoring system that provides local and remote monitoring and control from the Internet.

The combined system has higher efficiency and lower operating costs than the more traditional separate power generation and HVAC systems. The integrated energy system is also designed with operational flexibility that allows both grid-connect mode and stand-alone capabilities. If there is a utility supplied power outage, the integrated energy system is capable of supplying power to the hotel for as long as the main grid is down. PowerCold’s equipment will conform to applicable utility interconnection rules, and air emission standards with state of the art equipment.

Largo, FL, August 10, 2005 –PowerCold ComfortAir Solutions, Inc. (PCS) has entered into a sales and marketing agreement with Domino’s Franchisee Association (DFA) to equip Domino’s Pizza stores with its DesertMaster™ total fresh air HVAC system.  The three-year Value Added Partner Program (VAPP) establishes PCS as an approved vendor for Domino’s franchisees and provides opportunities to retrofit existing Domino’s facilities with the DesertMaster desiccant dehumidification system.

Designed for humid climates, the energy efficient DesertMaster is a cost-effective supplemental cooling system that can reduce energy costs by up to 20 percent and eliminates the need for approximately 20 percent of additional air conditioning equipment.  The system improves indoor air quality and prevents moisture build up that can lead to respiratory problems.  The system’s fresh air units will be equipped with plastic heat exchanger coils made of DuPont Caltrel® plastic.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

Under the terms of DFA’s Affinity Marketing Program, PCS will receive sales tools and marketing exposure, including press coverage, multimedia advertising, networking opportunities, Vendor Expos, DFA tradeshows, direct mail to DFA franchisees and a link to the DFA web site.

The DFA is comprised of approximately 1,400 franchisees operating about 4,200 stores across the US.  The initial two installations will be monitored to provide statistics on the quantitative return on investment.  Findings will be publicized to DFA, various restaurant and retail organizations and the building community.  The first DesertMaster system is scheduled for installation by the end of august 2005 at a Domino’s store located in Pearl, Mississippi.

RESULTS OF OPERATIONS – Second Quarter 2005

The Company's Consolidated Statement of Operations for the second quarter ended June 30, 2005 compared to the second quarter ended June 30, 2004:

	% Increase/ Decrease	3 months ended 6/30/2005	3 months ended 6/30/2004	% Increase/ Decrease	6 months ended 6/30/2005	6 months ended 6/30/2004
Total Revenue	36.4%	$3,221,054	$2,361,110	26.1%	$5,805,021	$4,602,213
Cost of Revenue	44.7%	$2,645,760	$1,828,101	40%	$4,818,608	$3,440,975
Gross Profit	7.9%	$575,294	$533,009	(15.1%)	$986,413	$1,161,238
Operating Loss	76.5%	($743,603)	($421,195)	103.6%	($1,428,425)	($701,571)
Net Loss	60.4%	($920,442)	($573,694)	108.8%	($2,106,385)	($1,008,979)
Net Loss per Share	33.3%	($0.04)	($0.03)	80.0%	($0.09)	($0.05)

Total Revenue for the three-month and six month period ended June 30, 2005 increased 34.1% to $3,221,054 from $2,361,110 and 24.6% to $5,805,021 from $4,602,213 in the comparable prior year period respectively primarily through the growth in plan and spec work for chain restaurant and retail store and Nauticon heat exchange products including new products based upon plastic coil technology. Product pricing has remained stable for the last few years although there was a spike in copper prices one year ago which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.  Operating Loss for the three-month and six month period ended June 30, 2005 increased $322,408 to ($743,603), a 76.5% increase from ($421,195) and increased $726,854 to ($1,428,425), a 103.6% increase from ($701,571) in the comparable prior year period respectively.  The Total Cost of Revenues increased by $817,659 to 82.1% of revenue as compared to 77.4% of revenue for the comparable three month period in the second quarter of 2004.  The Total Cost of Revenues increased by $1,377,633 to 83.0% of revenue as compared to 74.8% of revenue for the comparable six month period in 2004. The cost of direct labor and equipment and direct labor and materials on contracts and equipment revenue increased from 73.3% of revenue in the second quarter of 2004 to 80.4% of revenue in the second quarter of 2005 and 81.7% of revenue for the six month period ended June 30, 2005 from 70.9% of revenue for the six month period ended June 30, 2004, due to competitive pricing pressure on contracts for plan and spec work for chain restaurants and retail stores.  Warranty cost recorded for the second quarter of 2005 was $39,990 as compared to $46,841 for the second quarter of 2004 and $39,990 for the six month period ended June 30, 2005 as compared to $99,254 for the same period in 2004, down 14.6% and 59.7% respectively.  Reduced warranty expense is directly related to the implementation of product design changes which have resulted in a temporary increase in direct labor and material costs for equipment.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

Net Loss for the three-month and six month periods ended June 30, 2005 increased to ($920,442), a 60.4% increase from ($537,694) and increased to ($2,106,385), a 108.8% increase from ($1,008,979) respectively from the comparable prior year periods ended June 30, 2004.  Operating Expense for Sales, Marketing and Advertising increased by $454,789 to 11.5% of revenue from 4.6% of revenue in the prior year six month period ended June 30, 2004.  The significant portion of the increase was directly related to sales salary and sales expense related to efforts with the hospitality industry and national chain stores which included increases in travel related and show & meetings expense for the hospitality industry conventions.  General and Administrative expense decreased $205,370, a decrease as a percent of revenue at 20.8% for the first two quarters of 2005 as compared to 30.7% of revenue for the same period in 2004.  R&D expense increased $315,796 to 5.8% of total revenue as compared to 0.5% of revenue for the same six month period ended June 30, 2004 for continued work on plastic heat exchange products and new product development for the wet/dry fluid coolers.  Operating losses were higher than expected due to the disproportionate increase in the number of lower margin bid spec contracts for retail and restaurant chain accounts and the significant increases in R&D and Sales, Marketing & Advertising expenses for the period. Accounting and legal expense related to stock registrations and the defense of two lawsuits remain high at $103,134 and $142,711 for the three and six month period ended June 30, 2005, and are expected to continue at the current rate until lawsuits are resolved and the registrations filed with the SEC become effective.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

Net Loss Per Share for the three-month period ended June 30, 2005 increased to ($0.04) from ($0.03) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 24,266,403 for the three-month period ended June 30, 2005 and 21,805,083 for the three month period ended June 30, 2004.   Net Loss Per Share for the six-month period ended June 30, 2005 increased to ($0.09) from ($0.05) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 23,884,443 for the six-month period ended June 30, 2005 and 21,754,805 for the six-month period ended June 30, 2004.   Interest and financing expense increased 61.6% to $249,481 as compared to the second quarter of 2004 and 143.4% to $752,685 for the six month period ended June 30, 2005 and the prior year period due to interest expense on the $5 million convertible debt placed with Laurus on July 29, 2004 and the issuance of additional warrants to Laurus for the rescheduling of principal repayment and late effectiveness of a stock registration filed with the SEC.

The Company’s sales and revenue continue to grow through the three month period ended June 30, 2005.  Total revenue of $3,221,054 for the three months ended June 30, 2005 exceeded first quarter revenue of $2,361,110 for 2004 and $2,138,976 for 2003.  The Company’s revenue for the six month period ended June 30, 2005 was $5,805,021 as compared to the same period in 2004 and 2003 at $4,602,213 and $3,251,310.  We have over $42 million in proposals in process with various national account customers and anticipate continued growth in revenue based upon our historical conversion rate of proposal to contracts.   The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter based upon historical performance however there is no guarantee that we will close new contracts at the rate that has occurred in the past.  Cost of revenue should decline from the historical high of 84% in the first quarter of 2005 as we reduce our dependence on low margin bid and spec work for retail and restaurant chain store and focus on proprietary HVAC design and engineering marketed directly to the national accounts. We anticipate reduced losses with increased revenue and lower cost of revenue but will not attain profitability in the third quarter of 2005 as it is unlikely that gross margins will improve significantly in the short term until hospitality business increases.  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of two new chains.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

PowerCold Products production facility has continued to improve its operations with an emphasis on cost reduction programs and new sales initiatives focused on volume markets for Fluid Coolers and Evaporative Condensers.  Major new engineering and marketing programs related to the new plastic products have been implemented with direct emphasis on OEM companies. Newly designed wet/dry fluid coolers that use DuPont’s Caltrel® plastic tubing have been shipped to a national restaurant chain and to several other sites including OEMs.   Some of the value and benefits of the new plastic tubing to OEM companies are: improved coil scale shedding over copper tubing, superior corrosion resistance of the coil compared to copper construction, lower water usage, and lower maintenance cost. Since plastic products first shipped in the fourth quarter of 2004 our bid submittals for Nauticon products with plastic coils has increased steadily.

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2005 compared to year ending December 31, 2004:

For the second quarter ended June 30, 2005, total current assets increased 44.2% to $10,068,203 from $6,980,242 and total assets increased 39.4% to $11,953,058 from $8,575,550 for the year ending December 31, 2004.  Total Current Liabilities increased 65.3% to $9,555,459 for the second quarter ended June 30, 2005 compared to $5,781,223 for the year ending December 31, 2004. The current ratio is 1.05 to 1.  Total liabilities at June 30, 2005 increased to $12,639,599 with a resultant negative total stockholders' equity of ($686,541), a decrease of $716,732 as compared to $30,191 for the year ending December 31, 2004 due to an 87.4% increase in accounts payable to $6,704,854, a 64.8% increase in accrued expenses to $312,141 and a 355% increase in accounts payable to a related party to $783,597.

The increase in assets was mainly due to and increase of $3,594,009 in Accounts Receivable on $5,805,021 in revenue. Accounts Receivable currently exceeds Accounts Payable, Accrued expenses and Billings in excess of costs and estimated earnings on contracts in progress by $1,607,251 and has increased by $2,018,554 from the previous quarterly reporting period of $6,986,565 at the quarter ended March 31, 2005.  Inventory increased by $50,578 to $171,504 from investment in material for plastic heat exchange products and prepaid expenses increased by $178,637 to $320,427 primarily related to our insurance policies while cash decreased by $735,263 to $571,153 as compared to the year ended December 31, 2004.  Patent rights and related technology increased by $110,577 and Contracts in place increased by $216,425 as the result of the acquisition the assets of Sterling Mechanical, Inc.  Accounts Payable increased by $3,127,777 from the year end 2004 in part as a result of several new contracts and orders from chain stores, increased spending on R&D and increased sales and marketing expense. The increase in receivables continues to put significant pressure upon the cash flow. A substantial reduction in Accounts Receivables and increased cash flow from completed installations is necessary for the continued operation of the company.  The increase in liabilities since December 31, 2004 was mainly due to the increase in payables and accrued expenses related to hospitality contracts and a loan from a related party.

During the three months ended June 30, 2005, the Company issued 200,000 common stock shares for financial consulting services at $1.35 per share and 200,000 common stock shares in an asset purchase at a market closing price of $1.53 per share on the date of the transaction.

During the three months ended June 30, 2005, the Company granted 325,000 stock options.  We issued 150,000 three year options to purchase common stock at $1.50 per shares exercisable for 50,000 options each at May 1, 2005, May 1, 2006 and May 1, 2007 expiring on May 1, 2008, May, 2009 and May 1, 2010 respectively. The fair value of the options was calculated at $78,975 using the Black Scholes Calculation at date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years. At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870 and the Company recorded a commitment of $56,105 for the future vesting of the remaining options. The securities in the foregoing offering were originally provided as a part of the compensation for assets acquired by the Company.  On May 1, 2005 we issued 50,000 options for investor relations services at $2.00 per share for a term of two years which will expire on May 1, 2007.  The fair value of the options was calculated at $8,319 using the Black Scholes

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

Calculation at the date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of two years. On May 10, 2005 we issued 100,000 options for investor relations services at $2.00 per share for a term of three years which will expire on May 10, 2008.  The fair value of the options was calculated at $26,183 using the Black Scholes Calculation at the date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years. On June 30, 2005 we issued 25,000 options for consulting services at $1.75 per share for a term of three years which will expire on June 30, 2008.  The fair value of the options was calculated at $4,361 using the Black Scholes Calculation at the date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years.   We recorded an expense of $117,838 for the period ended June 30, 2005 in accordance with SFAS 123R which was adopted by the Company on January 1, 2005.

In the three months ended June 30, 2005, 695,879 options were exercised for common stock; 150,000 options at $1.00 per share and 545,879 options were exercised at $0.50 per share for a total of $422,939.50.   In the three months ended June 30, 2005, 70,000 common stock options expired unexercised.

During the three months ended June 30, 2005, the Company issued 60,000 common stock warrants exercisable at $1.70 per share, for five years from date of issuance, May 27, 2005, as consideration for principal payment rescheduling to Laurus and in lieu of liquidated damages for the delay in effective of a registration statement filed with the SEC.  The warrants expire on May 27, 2010.  The fair market value of the warrants was estimated on the date of grant using the Black Scholes Calculation at $29,904.  The following assumptions were made in estimating fair value:  risk-free interest of 4.25%, volatility of 35%, expected life of and five years and no expected dividends.

Liquidity and Capital Resources:  At June 30, 2005, the Company’s working capital decreased by $687,658 to $511,361 from $1,199,019 at December 31, 2004 primarily as the result of the increase in accounts payable, accounts payable to related party and accrued expenses which in total increased by $3,861,892 exceeding the combined increase accounts receivable, inventory and prepaid expenses which in total increased by $3,823,224 but was offset by a reduction of $735,263 in cash.  Total cash decreased from $1,306,416 at year-end to $571,153 as of June 30, 2005. We received $1,210,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940.  Frank Simola also made a loan to us payable upon demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.

Inventory increased 41.8% to $171,504 from the year ended December 31, 2004 due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.

Status of Operations: We intend to continue to utilize and develop our intangible assets.  At June 30, 2005, intangible assets comprised 10% of our total assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It’s our opinion that the cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  We believe that our working capital is insufficient to support its growth plans for 2005.  We recently became the beneficiary of up to a $25 Million financing program from a major commercial mortgage corporation, which provides our customers a leasing credit facility.  The $25 Million financing program is provided directly to our customers to finance as a lease the PowerCold HVAC system on a rolled up, turnkey basis which includes the equipment, design, engineering, installation and scheduled periodic maintenance expense at 100% of the cost. This lease financing offers advantages over typical equipment only leases by eliminating the need for the customer to pay engineer, design, installation costs as they are incurred.   We also recently received $5 million in convertible debt financing on July 30, 2004.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

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

June 30, 2005

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

June 30, 2005

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Two of our subsidiaries, namely PowerCold Products, Inc. and PowerCold ComfortAir Solutions, Inc.  f/k/a Ultimate Comfort Systems Inc., are named as  Third-Party Defendants. The plaintiff is ERA Refrigeration Company, Inc., and the named Defendants are Nicholas Ladopoulos, et al. The third party plaintiffs are Yahara Crossing, LLC; Windsor Commons, LLC; Progressive Designs, LLC; All Star Properties and all of the third party defendants are Steve Clark, PowerCold Products, Inc., Total Comfort Solutions, Inc. and PowerCold ComfortAir Solutions, Inc. The lawsuit is based on a 1999 third-party design of two HVAC systems installed by a local third-party mechanical contractor.  The Third Party Plaintiffs are asking for unspecified damages, costs and attorneys fees.  The suit was filed on February 2, 2004. (Dane County, Wisconsin, Circuit Court Branch 9. Case Code No. 03-CV-3452). As of   As of August 13, 2005 the defendant, and all four third party defendants have agreed to a settlement pending execution of mutual releases from future claims by all parties.  PowerCold’s portion of the settlement is $52,500, of which $26,250 was paid by our liability insurance carrier and $26,250 was paid by PowerCold.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

PowerCold ComfortAir Solutions, Inc., is also named as a Defendant in an action for recovery of $16,170 in fees, costs and attorneys fees, claimed by the Plaintiff Big Sky Plumbing & Heating, a mechanical contractor. Big Sky seeks such fees for the installation of a third party designed cooling system. PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. We believe that Big Sky Plumbing & Heating submitted fraudulent invoices to PowerCold ComfortAir Solutions in excess of amounts authorized for services.  The suit was filed on March 30, 2004. We have filed a counterclaim against Plaintiff for unspecified damages, costs, and attorneys fees.  As of June 20, 2005 the plaintiff has failed to respond to discovery requests by the due date.  A jury trial date has been set for December 12, 2005 with a pretrial court ordered settlement conference, with a neutral third party settlement master, no later than May 13, 2005.  (Montana First Judicial District Court, Lewis & Clark County, Cause No. ADV-2004-151).  The settlement conference has not been rescheduled.  As of July 17, 2005 we have filed a motion with the court to compel the production of discovery.

PowerCold ComfortAir Solutions and PowerCold Products is also named as a Defendant in an action for recovery of $37,708.25 in a suit filed by Nickson’s Machine Shop against Alturdyne Energy Systems (a California company) for repair work for two engine drive chiller sold by Alturdyne to Grapetech Winery Solutions a division of Nickson’s Machine Shop.  PowerCold Products provided materials and packaging.  The contract for the equipment purchase was between Alturdyne Energy Systems and Grapetech Winery Solutions.  PowerCold is negotiating an equitable settlement for a release from this action by Nickson’s Machine Shop. The suit was filed on January 25, 2005 in the Superior Court of California, County of Santa Barbara, Santa Maria, CA, Cook Division, Case No. 1171633. Service was acknowledged on February 7, 2005 for PowerCold ComfortAir Solutions and February 17, 2005 for PowerCold Products, Inc.  As of July 8, 2005 a settlement offer has been proposed.

PowerCold ComfortAir Solutions, Inc., filed suit against Compass Group, Inc.  (a General Contractor), Centennial Insurance Company, Florida Community Bank and Sea-Wall Motor Lodge, Inc in the Circuit Court, Seventh Judicial Circuit for St. Johns County, Florida – Case No.CA04-525 Division 55 on October 11, 2004; for damages for breach of bond contract including cost overruns for change orders and failure to pay for equipment and services provided in excess of $15,000 and attorney’s fees.  In addition PowerCold has placed a construction lien on the property seeking payment of $91,675.80 in unpaid and past due receivables on a contract of $285,579.00 after the first change order.  Additional sums may become due in the future.

PowerCold ComfortAir Solutions, Inc., filed suit against Takagi USA, Inc. for damages related to defective products sold to PowerCold ComfortAir Solutions, Inc. in Circuit Court in Pinellas County, Florida – Case No. 04-7819-CI-13 on November 2, 2004 for damages in excess of $160,000 and attorney’s fee. As of August 13, 2005 discovery between the parties is proceeding and mediation has been scheduled with the court on October 12, 2005.

PowerCold ComfortAir Solutions, Inc. has a suit pending, to be filed against Pat Cook Construction in the County Court of the Twelfth Judicial Circuit in and for the County of Sarasota, Florida for damages in the amount of $11,017.10, an unpaid balance due for work completed, plus interest and attorney’s fees pending written confirmation from the project developer that Pat Cook Construction has been paid in full for the products provided by PowerCold ComfortAir Solutions, Inc..  As of July 26, 2005 we have filed a motion with the court to proceed to a non-jury trial.

PowerCold ComfortAir Solutions, Inc. had filed a claim with Mid-Continent Casualty Company against Bond No.BD-89172 for the Project: CO; Wingate Inn, Principal: TDC/Bass Joint Venture, LLC in the amount of $195,882.10 which was acknowledged on September 24, 2004.  As of April 25, 2005 no resolution regarding payment has been reached and PowerCold is moving forward with mediation, arbitration or litigation in the appropriate venue in Colorado.

PowerCold Corporation produced a demand letter on February 25, 2005, through its attorney, in the amount of $128,589.50 due by March 15, 2005, regarding claims against Industrias Polaris, S.A. for costs incurred for

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

defective product, the return of advance payments for product never delivered and $2,000 for attorney fees in regards to the material breach of the manufacturing agreement between PowerCold and Polaris. Polaris has engaged counsel in Texas and initiated discussions.  Pending failure to comply with the demand for payment or an appropriate settlement offer, arbitration as stipulated in the manufacturing agreement, will be pursued.  Prior to July 26, 2005 Polaris had agreed to a settlement proposal but has failed to execute the agreement.  We have instructed our attorney to proceed with binding arbitration in Texas.

It is the opinion of management that the three matters in which PowerCold is a defendant will not have a materially adverse effect on the Company as third party engineering designs are believed to be the cause of the problems and not our equipment.

We are vigorously defending these matters, however the company has reserved $64,000 for settlement in the unresolved actions where PowerCold is the defendant. .

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

(b)   Reports on Form 8-K relating to the quarter ended; (Subsequently to June 30, 2005)

8 –K  April 1, 2005 - Amendment to Convertible Debt Issue with Laurus

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

June 30, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: August 15, 2005