Form 10-K/A
period 2004-12-31
POWERCOLD CORP
filed 2005-10-18
CIK 827055

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

20

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

21

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

28

Item 8.

Financial Statements and Supplementary Data

32

Item 9.

Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

67

Item 9A.

Controls and Procedures

67

Item 9B.

Other Information

67

PART III

Item 10.

Directors and Executive Officers of the Registrant

67

Item 11.

Executive Compensation

69

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

71

Item 13.

Certain Relationships and Related Transactions

72

Item 14.

Principal Accounting Fees and Services

72

PART IV

Item 15.

Exhibits, Financial Statement Schedules

73

Signatures

74

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

PowerCold Products, Inc. secured its first order in August 2003 from a public utility company in Hong Kong to retrofit four existing air condition chillers at the utility company’s corporate headquarters with 12 PowerCold Nauticon Evaporative Condensers. The original installed air-cooled chillers were converted to evaporative chillers. The utility expects to realize a greater than 15% electric demand savings from the conversion.  Shun Cheong has stated that this is the first of many such energy saving projects the company expects to install in the future due to the tremendous number of high rise buildings in Hong Kong and the strong push to convert existing air-cooled products to water-cooled, We executed an exclusive marketing agreement with Shun Cheong for Hong Kong and the surrounding area for Nauticon products.  The exclusive nature of the agreement included minimum purchase requirements which have not been achieved.  Shun Cheong was notified by registered mail on January 26, 2005 that the grant of exclusivity was changed to non-exclusive and provided notice of termination effective July 26, 2005 unless there is substantial compliance with Section 14(a) and Section 14(b) minimum purchase requirement of $200,000 for the first year and a 100% increase in the following year.  As of December 31, 2004 no orders beyond the 12 units purchased in August 2003 have been received.

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

2004  Bid

2004  Ask

High

Low

High

Low

First Quarter

1.97

1.60

2.04

1.63

Second Quarter

2.60

1.65

2.77

1.72

Third Quarter

1.90

1.28

2.00

1.35

Fourth Quarter

1.56

1.38

1.66

1.43

2003  Bid

2003  Ask

High

Low

High

Low

First Quarter

1.77

1.33

1.98

1.37

Second Quarter

1.73

1.18

1.92

1.24

Third Quarter

1.75

1.30

2.01

1.38

Fourth Quarter

2.24

1.51

2.38

1.64

Recent Sales of Unregistered Securities

(a)   Sales of Unregistered Securities-2004

During 2004 the Company issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the “1933 Act”). The Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Regulation D promulgated thereunder ("Regulation D.     The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, the recipients represented they were accredited investors, as that term is defined in Rule 501 of Regulation D. All recipients had adequate access, through their relationships with the Company, to information about the Company. All investors in the unregistered securities are accredited investors or employees, past employees, independent contractors, officers or directors. There are no non-accredited investors.  Each investor that purchased PowerCold stock completed and certified as true a “Suitability Questionnaire” regarding investor knowledge and experience and their status as an accredited investor.  The Company made the determination that each purchaser was an   accredited investor from individual investor representations as “accredited” as that term is understood under  Regulation D, Rule 501, of the Securities Act of 1933.

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

On July 29, 2004 we entered into a securities purchase agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”) for the purchase of a $5,000,000 of a convertible term note (“Note”). Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to Laurus to purchase 615,000 shares of common stock, exercisable for three years from the Initial Exercise Date. The exercise prices of the warrants are $2.63 for the 300,000 shares and $3.07 for the remaining shares.  The securities in the foregoing offering were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.  A Form D was issued in conjunction with the offering. The  Securities Purchase Agreement, Secured Convertible Term Note and the Registration Rights Agreement with Laurus, all dated July 29, 2004, were amended on March 8, 2005 to (i) reschedule the required effectiveness date, namely,  November 27, 2004, of the registration statement filed with the SEC to June 15, 2005; and, (ii) reschedule the principal payments due February, March, April and May 1, 2005 to April, May, June and July 1, 2007 in consideration for the issue a new warrant purchase agreement for 665,000 for a term of five years at $1.70 per share.

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

The Company has filed two registration statements with the SEC, on Form S-1, to register up to 6,818,426 shares of common stock. On October 12, 2005, the Registrant withdrew one of those Form S-1 registration statements, which attempted to register for resale, 4,457,995 shares of PowerCold common stock issuable upon exercise of a convertible term note and 615,000 shares of PowerCold common stock issuable upon the exercise of warrants.

Since June 30, 2000, we have raised working capital through the sale of common stock. None of the stock sold was registered under the Securities Act of 1933, as amended (the “Act”) or any state securities’ laws. We have determined that of all stock issuances since June 30, 2000, approximately 6,784,591 shares of common stock has already been resold pursuant to Rule 144 or had removed restrictive legends under Rule 144K. Additionally we have agreed to register for resale 6,818,426 shares of the common stock (or underlying options and warrants). We did file registration statements (SEC File No. 333-119112 and File No. 333-115094) for 6,818,426 shares sold in the private placements. We believe that all of the private placement sales were made only to “accredited investors” a that term is defined under Regulation D of the Act, and therefore did not involve a public offering within the meaning of Sections 4(2), 4(6) of Regulation D of the Act.

On October 12, 2005, the Registrant withdrew Form S-1 Registration Statement, File No. 333-119112, which attempted to register  for resale, 4,457,995 shares of PowerCold common stock issuable upon exercise of a convertible term note and 615,000 shares of PowerCold common stock issuable upon the exercise of warrants..

The Company believes that none of the offerings are subject to any “integration doctrine”, since: (i) as the common stock was offered and sold in a concurrent transaction (simultaneous private offering and registration statement on file) only to a limited number of purchasers, who are either accredited or “qualified institutional buyers” . The purchasers of the Registrant’s common stock were “accredited” and therefore capable of fending for themselves and do not need the protections afforded by registration under the Securities Act; (ii)

private placement investors represented themselves as “accredited” at the time of purchase; (iii) integrating prior private placements with the Registration Statement would make it essentially impossible for the Registrant to fund its ongoing working capital requirements given that the Company’s currently filed Registration Statement is for   resale transaction involving no redistribution; (iv) Telephone interpretation D. 12 reads as follows:

See also Rule 155, Question 51 under Section 4(2) and Section 5 telephone interpretations, including  Telephone interpretation D. 12  In the event that an exemption for such sales is later determined not to be available to us or that such offerings should be integrated with the Public Offerings, we may be required to  take such steps as may be necessary to comply with federal and state securities laws for such sales.

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

Total Revenue for the year ended December 31, 2004 increased 123% to $9,090,743 from $4,070,476 for the prior year ended December 31, 2003 through the growth in plan and spec work for chain restaurant and retail store, hospitality industry contracts, Nauticon heat exchange products including new products based upon plastic coil technology and systems controls. Product pricing has remained stable for the last few years although there was a spike in copper prices in early 2004 which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004. Nauticon Equipment sales not integrated with HVAC systems decreased to 5.6% of 2004 total revenue from 12.7% of total revenue in 2003.  Operating Loss for the year ended December 31, 2004 increased $1,446,535, to ($3,729,837), a 63.4% increase from a prior year operating loss of ($2,283,302).  The Total Cost of Revenues increased by $4,579,150 to 79.3% of revenue as compared to 64.5% of revenue for the comparable period in 2003.  The cost of direct labor and equipment and direct labor and materials on contracts and equipment revenue increased from 61.9% of revenue in for the year 2003 to 73.9% of revenue for the year 2004 due to competitive pricing pressure on contracts for plan and spec work for chain restaurants and retail stores which grew at a much faster pace in 2004 that hospitality related business.  There was no warranty cost recorded for 2003 however new product introduction in 2004 resulted in $265,899 in warranty expense related to manufactured products.  The cost of manufacturing supplies increase by almost $110,000 as we geared up to produce heat exchange products manufactured with non-metallic tubing.  Direct labor and material for equipment was reduced significantly as a percentage of equipment revenue to 30% as compared to 83% for equipment revenue for 2003.  The reduction in direct labor and material cost of revenue was off set by the significant warranty expense associated with these sales.  On a combined cost of revenue basis including warranty expense the cost of revenue was 80%, only a slight improvement from the 83% recorded in 2003.

Net Loss for the year ended December 31, 2004 increased to ($4,337,032), a 64.8% increase from the prior year ended December 31, 2003 loss of ($2,656,548).  Operating Losses from continuing operations included charges of $557,495 for R&D expense for the year, an increase of $379,815 from the prior year period for new product development work on plastic heat exchange products and design enhancement of copper based products and desiccant systems. Sales and marketing expenses increased $328,722, 65.8%, which included increases in travel and shows & meetings expenses in the development of new business in the hospitality industry as well as direct marketing to national retail and restaurant chains. Although these expenses increased, as a percent of revenue, this expense category decreased from 12.2% to 9.1%.  Salaries & Benefits increased by $439,286, 38.6% although as a percent of revenue decreased from 30% of revenue in 2003 to 17.3% in 2004. Bad debt expense increased by 761% to $1,664,928 due to bad debt charge which includes claims totaling $331,137 against payment bonds issued on the behalf of general contractors; $675,812 sought in litigation to recover past due receivables; a claim of $128,590 if unpaid will be arbitrated and others lawsuits are contemplated if collection efforts prove unsatisfactory. Included is $529,389 as an allowance for doubtful accounts based upon the age of the receivables some of which is retained funds on completed jobs. Depreciation and amortization increased by 15% to $113,042 as the result of the investment by the company in computer hardware, new financial software and R&D test equipment during 2004.  Operating losses were higher than expected due to the disproportionate increase in the number of lower margin bid spec contracts for retail and restaurant chain accounts.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

Net Loss Per Share for the year ended December 31, 2004 increased to ($0.20) from ($0.13) for the prior year ended December 31, 2003. Net loss per share was based on weighted average number of shares of 22,156,331 for the year ended December 31, 2004 and 20,163,045 for the year ended December 31, 2003.   Interest and financing expense increased 79.1% to $635,969 for the year ended December 31, 2004 due to interest expense on the $5 million convertible debt placed with Laurus on July 29, 2004 and fees for the lack of effectiveness of a stock registration filed with the SEC.

The Company initiated a new sales and marketing program in early 2003 and continued those efforts through 2004.  Annual revenue exceeded $9 million for the first time and gross profits were positive, increasing 30.6%.  Revenue growth was primarily through the growth in plan and spec work for chain restaurant and retail store, hospitality projects and Nauticon heat exchange products including new products based upon plastic coil technology. Product pricing has remained stable for the last few years although there was a spike in copper prices almost 12 months ago which impacted margins no significant price increases for Nauticon copper heat exchangers were implemented for these products which accounted for less than 10% of 2004 revenue. Product pricing has remained stable for the last few years even as certain commodity prices increased which negatively impacted margins as price increases for Nauticon copper heat exchangers were minimal. Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increases.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.Operating losses were due to fixed operating expenses (overhead) and insufficient sales necessary to support the new marketing efforts and ramped up production operations.

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

During the year ended December 31, 2004, the Company issued 1,909,067 shares of common stock. The Company issued 248,000 shares of common stock for consulting fees of $108,000 and the services of $123,250.  In addition

390,625 shares of common stock with 192,032 warrants attached were issued in a private placement for cash of $320,000.   Each warrant is exercisable at $2.00 to $2.50 until June 30, 2007.    Additionally, 878,480 warrants were exercised for cash of $779,075 and 210,000 options were exercised for cash of $210,000.  The Company issued 156,962 common stock shares for a loan conversion of $253,501 and 25,000 shares of common stock toward a partial interest in a patent acquisition at $1.50 per share for a value of $37,500.

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

Management is projecting that total revenues  should continue to  increase in 2005 and 2006 based upon the increasing size of the portfolio of job bids and our historical closing rate of 10% to 15% of bid jobs on a quarterly basis although there is no guarantee that the company will close on any of its bid jobs.  The Company commenced sales and marketing operations in 2003 after years of extensive product development.  Management expects revenue growth from its wholly owned subsidiary PowerCold ComfortAir Solutions, Inc., which provides turnkey design build HVAC applications for new and retrofit construction.  The 2003 reorganization of the Company’s three wholly owned subsidiary companies and their respective products has resulted in revenue growth from $1,505,890 in 2002 to $9,090,743 in 2004. Projections for increased revenue, sustained or improved gross margins or reduced losses may not in fact be met.

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability. Independent auditors have expressed substantial uncertainties for our continuation as a going concern

We have incurred net losses each year since our inception in 1987 including net losses of approximately $4,257,630 for the year ended December 31, 2004; $2,656,548 for the year ended December 31, 2003; and $4,291,443 in 2002. As of December 31, 2004, we had an accumulated deficit of approximately $20,614,502. The time required to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.  The “cash burn”, defined as the net loss for the period less depreciation, (the average is calculated by dividing by the interval period). The average quarterly cash burn for 2004 was $1,036,147.   The Company publicly reports its financial information in accordance with account principles generally accepted in the United States (GAAP).  The Company also presents financial information that may be considered “non-GAAP financial measures”.  Non-GAAP financial measures, such as “cash burn” as defined above, should be evaluated in conjunction with, and are not a substitute for GAAP financial measures.

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

Specific Risks Related to  Prior Stock Offerings

The Securities and Exchange Commission may apply the “integration doctrine” for  private sales of unregistered Common Stock since June 30, 2000.

Since June 30, 2000, we have raised working capital through the sale of common stock. None of the stock sold was registered under the Securities Act of 1933, as amended (the “Act”) or any  state securities’ laws. We have determined that of the l stock issuances since June 30, 2000,  approximately  6,784,591 shares of common stock has already been resold pursuant to Rule 144 or had removed restrictive legends under Rule 144K.  Additionally we agreed to register for resale 6,818,426 shares of the common stock (or underlying options and warrants). We have filed registration statements (SEC File No. 333-119112 and File No. 333-115094) for those 6,818,426 shares sold in the private placements. We have subsequently requested to withdraw Form S-1 Registration Statement, File No. 333-119112    We believe that all of the private placement sales were made only to “accredited investors” a that term is defined under Regulation D  of the Act, and therefore did not involve a public offering within the meaning of Sections 4(2), 4(6) of Regulation D of the Act. In the event that an exemption for such sales is later determined not to be available to us or that such offerings should be integrated with Public Offerings, we may be required to take such steps as may be necessary to comply with federal and state securities laws for such sales.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERCOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

POWERCOLD CORPORATION

TABLE OF CONTENTS

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

34

FINANCIAL STATEMENTS

Consolidated Balance Sheets

35

Consolidated Statements of Operations and Comprehensive Loss

36

Consolidated Statement of Stockholders’ Equity

37

Consolidated Statements of Cash Flows

40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

42

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

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net loss as reported	$(4,337,032)	$(2,656,548)	$(4,291,443)
Adjustment required by SFAS 123	(3,794,926)	(492,597)	(553,975)
Pro forma net loss	$(8,131,958)	$(3,149,145)	$(4,845,418)
Pro forma net loss per share, basic and diluted	$(0.40)	$(0.16)	$(0.28)

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2002	3,692,558	$0.84
Granted	530,833	1.22
Exercised	-	-
Rescinded or expired	(127,500)	.88
Outstanding and exercisable at December 31, 2002	4,095,891	1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	3,075,799 (210,000) (1,549,579)	1.61 1.00 1.38
Outstanding at December 31, 2004	5,398,503	$1.36

Exercisable at December 31, 2004	5,398,503	$1.36

Weighted average fair value of options granted during 2004		$0 ..61

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

4.3

Securities Purchase Agreement ***

4.4

Secured Convertible Term Note ***

4.5

Common Stock Purchase Warrant***

4.6

Registration Rights Agreement***

14

Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Form 10K filed June 24, 2005.

21

Subsidiaries of the Company, incorporated by reference to Form 10K filed March 31, 2005

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

Dated:   October 13, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated:   October 13, 2005

By:  /s/  Joseph C. Cahill

Joseph C. Cahill

Director and Secretary

Chief Financial Officer

Dated:    October 13, 2005

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated:   October 13, 2005

By:  /s/  Grayling Hofer

Grayling Hofer

Treasurer

Chief Accounting Officer

Dated:   October 13, 2005