Form 10-Q/A
period 2005-03-31
POWERCOLD CORP
filed 2005-10-18
CIK 827055

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    2

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

Financial Condition and Results of Operations.

12

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

23

Item 4.

Controls and Procedures.

23

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

27

Item 2.

Changes in Securities.

27

Item 3.

Defaults Upon Senior Securities.

27

Item 4.

Submission of Matters to a Vote of Security Holders.

27

Item 5.

Other Information.

27

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

28

Certifications

29

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    3

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2005	2004	2003
ASSETS
CURRENT ASSETS
Cash	$427,510	$1,206,416	$374,678
Restricted cash	100,000	100,000	-
Contracts and retentions receivable, net of allowance	6,986,565	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	169,950	120,926	11,156
Prepaid expenses	252,224	141,790	100,118
Total Current Assets	7,936,249	6,980,242	3,119,982
OTHER ASSETS
Property and equipment, net	319,862	335,675	135,858
Patent rights and related technology, net	1,210,141	1,248,805	1,306,731
Securities available for sale	-	-	19,317
Deposits	10,688	10,828	10,828
Total Other Assets	1,540,691	1,595,308	1,472,734
TOTAL ASSETS	$9,476,940	$8,575,550	$4,592,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and retentions payable	$5,128,753	$3,577,077	$896,447
Accrued expenses	277,175	189,387	356,583
Billings in excess of costs and estimated earnings
on contracts in progress	389,255	380,873	947,807
Commissions and royalty payable	258,574	252,948	8,180
Accounts payable, related party	97,236	172,236	417,236
Convertible debt, net of discounts	1,666,666	1,166,666	334,014
Notes payable, current portion	43,715	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	7,861,374	5,781,223	2,960,899
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	2,388,092	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Capital leae payable, net of current portion	-		-
Total Long-term Liabilities	2,395,892	2,764,136	-
COMMITMENTS AND CONTINGENCIES	-	-	69,417
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 23,635,817; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	23,638	23,486	21,578
Additional paid-in capital	20,920,133	20,621,207	17,384,460
Accumulated deficit	(21,724,097)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(780,326)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,476,940	$8,575,550	$4,592,716

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    4

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2005	2004	2003
REVENUES
Contracts including equipment	$2,430,439	$2,113,228	$-
Equipment	153,528	127,875	1,112,334
Total Revenues	2,583,967	2,241,103	1,112,334

COST OF REVENUES
Direct labor and equipment-contracts	2,050,688	1,479,497	-
Direct labor and material-equipment	101,116	52,141	919,478
Warranty expense	-	52,413	-
Manufacturing supplies	9,942	4,486	-
Shipping and handling	11,093	24,337	-
Total Cost of Revenues	2,172,839	1,612,873	919,478

GROSS PROFIT (LOSS)	411,128	628,230	192,856

OPERATING EXPENSES
Sales, marketing and advertising	484,224	181,097	95,934
General and administrative	623,562	607,627	454,127
Research and development	93,453	5,274	-
Legal and accounting	39,577	34,755	-
Depreciation and amortization	43,014	19,575	25,068
Total Operating Expenses	1,283,829	848,327	575,129

LOSS FROM OPERATIONS	(872,701)	(220,097)	(382,273)

OTHER INCOME (EXPENSES)
Interest income	53,520	-	60
Interest and financing expense	(290,414)	(154,250)	(242)
Other income (expense)	-	659	68
Total Other Income (Expenses)	(236,894)	(153,591)	(114)

LOSS BEFORE INCOME TAX	(1,109,595)	(373,688)	(382,387)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,109,595)	(373,688)	(382,387)

NET LOSS	(1,109,595)	(373,688)	(382,387)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)

COMPREHENSIVE LOSS	$(1,109,595)	$(373,688)	$(401,870)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,585,817	21,703,416	19,002,066

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    5

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,109,595)	$(373,688)	$(382,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,014	-	25,068
Amortization of discount on note payable	132,502	-	-
Issuance of common stock for services	150,000	4,250	120,000
Options issued for services	23,145	-	-
Warrants issued for financing fees	125,931	-	-
Warrants issued for serivces	-	154,853	-
(Increase) decrease in assets:
Accounts receivable	(1,575,455)	(1,141,699)	(711,081)
Inventories	(49,024)	3,954	27,324
Prepaid expenses	(88,149)	18,131	(88,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,645,090	(487,299)	600,068
Accounts payable, related party	(75,000)	(55,000)	-
Billings in excess of costs	8,382	889,813	-
Net cash used in operating activities	(769,159)	(986,685)	(409,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(111,531)	-
Purchase of technology	-	19,310	-
Deposits	140	-	(10,153)
Net cash used in investing activities	(8,814)	(92,221)	(10,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(633)	(577)
Principal payments on loans	(933)	-	-
Proceeds from issuance of shares under private placement	-	-	425,000
Proceeds from short-term borrowings	-	1,349,368	5,000
Repayment of short-term borrowings, related party	-	-	(5,823)
Net cash provided by financing activities	(933)	1,348,735	423,600

Net increase (decrease) in cash	(778,906)	269,829	4,314
Cash at beginning of year	1,306,416	374,678	93,372
Cash at end of period	$527,510	$644,507	$97,686

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    6

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$79,564	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for prepaid consulting	$100,000	$-	$-
Issuance of common stock for compensation	$-	$-	$208,750
Issuance of common stock for services	$50,000	$120,000	$-
Warrants issued for financing fees	$125,931	$-	$-
Issuance of options for services	$23,145	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    7

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

$389,255

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    8

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

		Year Ended December 31, 2004		Year Ended December 31, 2003
Net loss as reported	$	(4,337,032)	$	(2,656,548)
Adjustment required by SFAS 123		(3,794,926)		(492,597)
Pro forma net loss	$	(8,131,958)	$	(3,149,145)
Pro forma net loss per share, basic and diluted		$(0.40)		$(0.16)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2003	4,095,891	$1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	3,075,799 (210,000) (1,519,579)	1.61 1.00 1.38
Outstanding and exercisable at December 31, 2004	5,398,503	1.36
Granted Exercised Rescinded or expired	50,000 (0) (60,000)	1.65 0 1.50
Exercisable at March 31, 2005	5,388,503	$1.36
Weighted average fair value of options granted during 2005		$1.65

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    9

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

March 31, 2005

NOTE  4  -  COMMON STOCK

During the three months ended March 31, 2005, the Company issued 150,000 common stock shares for services at $1.00 per shares valued at $150,000 at $1.00 per share.  The Company’s established methodology for determining a reasonable value of restricted stock is to discount the market price of stock shares issued by approximately 30% or to issue stock at the same price as other similar arms length transactions. Of the 150,000 shares issued, 50,000 shares were issued to non-related consultants in arms length transactions. Shares issued in the same time period to an affiliate were issued at the same price as the stock issued to non-related consultants.

.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    10

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 – NOTES PAYABLE (continued)

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    11

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    12

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    13

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

NOTE 7 – SUBSEQUENT EVENTS

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

On May 12, 2005, we received $1,210,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940.   Frank Simola also made a loan to us payable upon demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  In addition Frank Simola was issued 200,000 shares of common stock on May 16, 2005, at $1.35 per share, the average of the market closing price between May 12 and May 16, 2005, for a total of $270,000 for consulting services.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    14

ITEM  2.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    15

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    16

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

Effective May 1, 2005, PowerCold Corporation , in a minor acquisition, acquired 100% of the assets of Sterling Mechanical, Inc. (SMI) , an Englewood, Colorado based engineering and design firm that provides engineering and marketing  supporting heating, ventilation and air conditioning (HVAC) systems and technologies.  SMI assets were transferred into PowerCold’s wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., formerly Ultimate Comfort Systems.  As consideration for the acquisition of assets valued at $384,975, which include contracts totaling $216,425 and all intellectual property including licenses and copyrights and the rights, title and interest in and to the name Sterling Mechanical, Inc. , the Company paid the owners of SMI 200,000 shares of PowerCold common stock at the fair market value of $306,000.  In addition, PowerCold agreed to issue 150,000 options to the owners of SMI that will vest over a 3 year period.  At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870 and the Company recorded a commitment of $56,105 for the future vesting of the remaining options. The acquisition was accounted for under the purchase method.  The three employees of SMI are currently employed by PowerCold ComfortAir supporting existing PowerCold business, existing SMI business and soliciting new business in the Western United States.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    17

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    18

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    19

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    20

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    21

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

Effective May 1, 2005, PowerCold Corporation , in a minor acquisition, acquired 100% of the assets of Sterling Mechanical, Inc. (SMI) , an Englewood, Colorado based engineering and design firm that provides engineering and marketing  supporting heating, ventilation and air conditioning (HVAC) systems and technologies.  SMI assets were transferred into PowerCold’s wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., formerly Ultimate Comfort Systems.  As consideration for the acquisition of assets valued at $384,975, which include contracts totaling $216,425 and all intellectual property including licenses and copyrights and the rights, title and interest in and to the name Sterling Mechanical, Inc., the Company paid the owners of SMI 200,000 shares of PowerCold common stock at the fair market value of $306,000.  In addition, PowerCold agreed to issue 150,000 options to the owners of SMI that will vest over a 3 year period.  At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870 and the Company recorded a commitment of $56,105 for the future vesting of the remaining options. The acquisition was accounted for under the purchase method.  The three employees of SMI are currently employed by PowerCold ComfortAir supporting existing PowerCold business, existing SMI business and soliciting new business in the Western United States.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    22

RESULTS OF OPERATIONS – First Quarter 2005

The Company's Consolidated Statement of Operations for the first quarter ended March 31, 2005 compared to the first quarter ended March 31, 2004:

Total Revenue for the three-month period ended March 31, 2005 increased 14.2% to $2,583,967 from $2,241,103 for the same quarter in the prior year primarily through the growth in plan and spec work for chain restaurant and retail store and Nauticon heat exchange products including new products based upon plastic coil technology. Product pricing has remained stable for the last few years although there was a spike in copper prices almost 12 months ago which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.  Operating Loss for the three-month period ended March 31, 2005 increased $652,604, to ($872,701), a 297% increase from a prior period operating loss of ($220,097).   The Total Cost of Revenues increased by $559,966 to 84.1% of revenue as compared to 72% of revenue for the comparable period in the first quarter of 2004.  The cost of direct labor and equipment and direct labor and materials on contracts and equipment revenue increased from 68% of revenue in the first quarter of 2004 to 83% of revenue in the first quarter of 2005 due to competitive pricing pressure on contracts for plan and spec work for chain restaurants and retail stores.  There was no warranty cost recorded for the fist quarter of 2005 however direct labor and material costs for equipment increased due to product design changes implemented to reduce warranty expense.

Net Loss for the three-month period ended March 31, 2005 increased to ($1,109,595), a 197% increase from the prior year same quarter loss of ($373,688).  Operating Losses from continuing operations included charges of $93,453 for R&D expense for the quarter, an increase of $88,179 from the prior year period for continued work on plastic heat exchange products and an increase of $303,127, 167% , in sales and marketing expense which included significant increase in travel and shows and meetings expenses in the development of new business in the hospitality industry.  The 120 % increase to $43,014 in depreciation and amortization is the result of the investment by the company in computer hardware, new financial software and R&D test equipment during 2004.  Operating losses were higher than expected due to the disproportionate increase in the number of lower margin bid spec contracts for retail and restaurant chain accounts.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

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

The Company’s sales and revenue continue to grow through the three month period ended March 31, 2005.  Total revenue of $2,583,967 for the three months ended March 31, 2005 exceeded first quarter revenue of $2,241,103 for 2004 and $1,112,334 for 2003.  The Company anticipates new sales contracts in 2005 to exceed $5.5 million through the second quarter 2005 and has over $39 million in proposals in process with various national account customers.   The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter based upon historical performance however there is no guarantee that we will close new contracts at the rate that has occurred in the past.  We anticipate reduced losses with increased revenue but will not attain profitability in the second quarter of 2005 as it is unlikely that gross margins will improve significantly in the short term until hospitality business increases.  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of two new chains.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    23

Operating expenses increased 51.3% to $1,283,829 for the quarter primarily from significant increases in sales & marketing expense in pursuit of hospitality industry business and research & development expense related to plastic heat exchange technology and the environmental air treatment technology for the hospitality industry.  Accounting and legal expense related to stock registrations and the defense of two lawsuits remain high and are expected to continue at the current rate until lawsuits are resolved and the registrations filed with the SEC become effective.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    24

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARK E T RISK

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    25

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    26

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

PowerCold ComfortAir Solutions, Inc., filed suit against Takagi USA, Inc. for damages related to defective products sold to PowerCold ComfortAir Solutions, Inc. in Circuit Court in Pinellas County, Florida – Case No. 04-7819-CI-13 on November 2, 2004 for damages in excess of $160,000 and attorney’s fee. As of July 26 , 2005 discovery between the parties is proceeding and mediation has been scheduled with the court on October 12, 2005 ..

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    27

regard to the material breach of the manufacturing agreement between PowerCold and Polaris. Polaris has engaged counsel in Texas and initiated discussions.  On May 6, 2005 a settlement offer was presented by counsel for Polaris.  The offer was unacceptable and Polaris was advised to review and submit a better offer by May 16, 2005 or proceed to arbitration.  Prior to July 26, 2005 Polaris had agreed to a settlement proposal but has failed to execute the agreement.  We have instructed our attorney to proceed with binding arbitration.  The matter has been submitted to the International Centre for Dispute Resolution.  Responses from the parties are due at the ICDR on or before September 21, 2005.

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

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Joseph C. Cahill, Chief Financial Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Joseph C. Cahill, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    28

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: October 13, 2005