Form 10-Q/A
period 2005-06-30
POWERCOLD CORP
filed 2005-10-18
CIK 827055

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         2

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

Financial Condition and Results of Operations.

13

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

26

Item 4.

Controls and Procedures.

26

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

28

Item 2.

Changes in Securities.

29

Item 3.

Defaults Upon Senior Securities.

29

Item 4.

Submission of Matters to a Vote of Security Holders.

29

Item 5.

Other Information.

29

Item 6.

Exhibits and Reports on Form 8-K.219

Signature

30

Certifications

31

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         3

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,
	2005	December 31,
	Unaudited	2004	2003
ASSETS
CURRENT ASSETS
Cash	$467,459	$1,206,416	$374,678
Restricted cash	103,694	100,000	-
Contracts and retentions receivable, net of allowance	9,005,119	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	171,504	120,926	11,156
Prepaid expenses	320,427	141,790	100,118
Total Current Assets	10,068,203	6,980,242	3,119,982
OTHER ASSETS
Property and equipment, net	296,569	335,675	135,858
Patent rights and related technology, net	1,359,382	1,248,805	1,306,731
Contracts in place	216,425	-	-
Securities available for sale	-	-	19,317
Deposits	12,479	10,828	10,828
Total Other Assets	1,884,855	1,595,308	1,472,734
TOTAL ASSETS	$11,953,058	$8,575,550	$4,592,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and retentions payable	$6,704,854	$3,577,077	$896,447
Accrued expenses	312,141	189,387	356,583
Billings in excess of costs and estimated earnings
on contracts in progress	380,873	380,873	947,807
Commissions and royalty payable	165,563	252,948	8,180
Accounts payable, related party	783,597	172,236	417,236
Convertible debt, net of discounts	1,166,667	1,166,666	334,014
Notes payable, current portion	41,764	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	9,555,459	5,781,223	2,960,899
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	3,020,235	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Total Long-term Liabilities	3,028,035	2,764,136	-
COMMITMENTS AND CONTINGENCIES	56,105	-	69,417
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 24,731,696; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	24,732	23,486	21,578
Additional paid-in capital	22,009,614	20,621,207	17,384,460
Accumulated deficit	(22,720,887)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(686,541)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$11,953,058	$8,575,550	$4,592,716

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         4

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended June 30,
	2005	2004	2003
	Unaudited	Unaudited	Unaudited
REVENUES
Contracts including equipment	$2,850,101	$2,125,955	$-
Equipment	370,953	235,155	2,138,976
Total Revenues	3,221,054	2,361,110	2,138,976

COST OF REVENUES
Direct labor and equipment-contracts	2,464,886	1,678,490	-
Direct labor and material-equipment	124,397	53,034	1,758,372
Warranty expense	39,990	46,841	-
Manufacturing supplies	14,662	8,167	-
Shipping and handling	1,825	41,569	-
Total Cost of Revenues	2,645,760	1,828,101	1,758,372

GROSS PROFIT (LOSS)	575,294	533,009	380,604

OPERATING EXPENSES
Sales, marketing and advertising	355,077	28,898	4,147
General and administrative	627,949	743,914	751,275
Research and development	200,972	15,883	-
Legal and accounting	103,134	132,716	-
Depreciation and amortization	31,765	32,793	46,063
Total Operating Expenses	1,318,897	954,204	801,485

LOSS FROM OPERATIONS	(743,603)	(421,195)	(420,881)

OTHER INCOME (EXPENSES)
Interest income	2,758	467	59
Interest and financing expense	(249,481)	(154,340)	(953)
Other income (expense)	69,884	1,374	237,529
Total Other Income (Expenses)	(176,839)	(152,499)	236,635

LOSS BEFORE INCOME TAX	(920,442)	(573,694)	(184,246)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(920,442)	(573,694)	(184,246)
NET LOSS	(920,442)	(573,694)	(184,246)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	-
COMPREHENSIVE LOSS	$(920,442)	$(573,694)	$(184,246)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.04)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	24,266,403	21,805,083	19,202,066

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         5

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Six Months Ended June 30,
	2005	2004	2003
	Unaudited	Unaudited	Unaudited
REVENUES
Contracts including equipment	$5,280,540	$4,239,183	$-
Equipment	524,481	363,030	3,251,310
Total Revenues	5,805,021	4,602,213	3,251,310

COST OF REVENUES
Direct labor and equipment-contracts	4,508,286	3,157,987	-
Direct labor and material-equipment	232,524	105,175	2,677,850
Warranty expense	39,990	99,254	-
Manufacturing supplies	24,594	12,653	-
Shipping and handling	13,214	65,906	-
Total Cost of Revenues	4,818,608	3,440,975	2,677,850
GROSS PROFIT (LOSS)	986,413	1,161,238	573,460

OPERATING EXPENSES
Sales, marketing and advertising	664,784	209,995	100,081
General and administrative	1,206,448	1,411,818	1,205,402
Research and development	336,953	21,157	-
Legal and accounting	142,711	167,471	-
Depreciation and amortization	63,942	52,368	71,131
Total Operating Expenses	2,414,838	1,862,809	1,376,614
LOSS FROM OPERATIONS	(1,428,425)	(701,571)	(803,154)

OTHER INCOME (EXPENSES)
Interest income	4,841	467	119
Interest and financing expense	(752,685)	(309,249)	(1,195)
Other income (expense)	69,884	1,374	237,597
Total Other Income (Expenses)	(677,960)	(307,408)	236,521
LOSS BEFORE INCOME TAX	(2,106,385)	(1,008,979)	(566,633)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,106,385)	(1,008,979)	(566,633)

NET LOSS	(2,106,385)	(1,008,979)	(566,633)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(2,106,385)	$(1,008,979)	$(586,116)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.09)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,884,443	21,754,805	19,102,066

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         6

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004	2003
	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,106,385)	$(1,008,979)	$(566,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,616	52,368	71,131
Amortization of discount on note payable	264,645	-	(196,324)
Issuance of common stock for services	420,000	188,250	145,800
Options issued for services	62,008	-	-
Warrants issued for financing fees	155,835	-	-
Warrants issued for serivces	-	309,706	-
(Increase) decrease in assets:
Accounts receivable	(3,594,009)	(2,596,385)	(2,413,680)
Inventories	(50,578)	(124,189)	(13,543)
Prepaid expenses	-	-	(56,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,004,928	(50,405)	1,662,139
Accounts payable, related party	-	(28,000)	-
Billings in excess of costs	-	1,185,848	207,937
Net cash used in operating activities	(1,757,940)	(2,071,786)	(1,159,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(115,341)	(5,416)
Purchase of technology	-	-	-
Deposits	(1,651)	-	(13,808)
Net cash used in investing activities	(10,605)	(115,341)	(19,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(632)	(1,195)
Principal payments on loans	(1,018)	-	-
Proceeds from issuance of shares	422,940	670,309	1,975,001
Proceeds from borrowings	-	1,597,203	5,000
Net proceeds from borrowings, related party	611,360	-	(44,524)
Net cash provided by financing activities	1,033,282	2,266,880	1,934,282

Net increase (decrease) in cash	(735,263)	79,753	755,760

Cash at beginning of year	1,306,416	374,678	93,372

Cash at end of period	$571,153	$454,431	$849,132

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         7

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$173,106	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for prepaid consulting	$420,000	$100,000	$-
Issuance of common stock for services	$-	$188,250	$145,800
Warrants issued for financing fees	$155,835	$309,706	$-
Issuance of options for services	$62,008	$-	$-
Stock issue for acquisition	$306,000	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         8

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

$380,873

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         9

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         10

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

June 30, 2005

NOTE  3 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (continued)

		Year Ended December 31, 2004		Year Ended December 31, 2003
Net loss as reported	$	(4,337,032)	$	(2,656,548)
Adjustment required by SFAS 123		(3,794,926)		(492,597)
Pro forma net loss	$	(8,131,958)	$	(3,149,145)
Pro forma net loss per share, basic and diluted		$(0.40)		$(0.16)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2003	4,095,891	$1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	3,075,799 (210,000) (1,519,579)	1.61 1.00 1.38
Outstanding and exercisable at December 31, 2004	5,398,503	1.36
Granted Granted; not exercisable Exercised Rescinded or expired	325,000 (100,000) (695,879) (130,000)	1.75 1.50 0.61 1.50
Exercisable at June 30, 2005	4,797,624	$1.49
Weighted average fair value of options granted during 2005		$0.31

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         11

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

June 30, 2005

NOTE  4  -  COMMON STOCK

During the three months ended June 30, 2005, the Company issued 695,879 common stock shares upon the exercise of options and 200,000 for services in the amount of $270,000 at $1.35 per share , the average of the closing price for the three previous trading days ..

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         12

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         13

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         14

ITEM  2.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         15

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         16

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         17

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         18

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         19

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         20

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         21

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         22

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

The DFA is comprised of approximately 1,400 franchisees operating about 4,200 stores across the US.  The initial two installations will be monitored to provide statistics on the quantitative return on investment.  Findings will be publicized to DFA, various restaurant and retail organizations and the building community.  The first DesertMaster system is scheduled for installation by the end of A ugust 2005 at a Domino’s store located in Pearl, Mississippi.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         23

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         24

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         25

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         26

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         27

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         28

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

PowerCold ComfortAir Solutions, Inc., is also named as a Defendant in an action for recovery of $16,170 in fees, costs and attorneys fees, claimed by the Plaintiff Big Sky Plumbing & Heating, a mechanical contractor. Big Sky seeks such fees for the installation of a third party designed cooling system. PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. We believe that Big Sky Plumbing & Heating submitted fraudulent invoices to PowerCold ComfortAir Solutions in excess of amounts authorized for services.  The suit was filed on March 30, 2004. We have filed a counterclaim against Plaintiff for unspecified damages, costs, and attorneys fees.  As of June 20, 2005 the plaintiff has failed to respond to discovery requests by the due date.  A jury trial date has been set for December 12, 2005 with a pretrial court ordered settlement conference, with a neutral third party settlement master, no later than May 13, 2005.  (Montana First Judicial District Court, Lewis & Clark County, Cause No. ADV-2004-151).  The settlement conference has not been rescheduled.  As of July 17, 2005 we have filed a motion with the court to compel the production of discovery.   As of September 14, 2005 we have filed a Motion to Dismiss for failure of the plaintiff (Big Sky) to comply with the production of discovery and requested an order of Dismissal with Prejudice from the court regarding the claim against us. PowerCold has filed a counter claim against Big Sky Plumbing.

PowerCold ComfortAir Solutions and PowerCold Products is also named as a Defendant in an action for recovery of $37,708.25 in a suit filed by Nickson’s Machine Shop against Alturdyne Energy Systems (a California company) for repair work for two engine drive chiller sold by Alturdyne to Grapetech Winery Solutions a division of Nickson’s Machine Shop.  PowerCold Products provided materials and packaging.  The contract for the equipment purchase was between Alturdyne Energy Systems and Grapetech Winery Solutions.  PowerCold is negotiating an equitable settlement for a release from this action by Nickson’s Machine Shop. The suit was filed on January 25, 2005 in the Superior Court of California, County of Santa Barbara, Santa Maria, CA, Cook Division, Case No. 1171633. Service was acknowledged on February 7, 2005 for PowerCold ComfortAir Solutions and February 17, 2005 for PowerCold Products, Inc.  As of July 8, 2005 a settlement offer has been proposed.   As of September 12, 2005 a settlement offer of $31,500 has been accepted ($21,000 from PowerCold and $10,500 from Alturdyne) pending acceptable release from each of the involved parties.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         29

12, 2005.   On September 22, 2005, the attorney for Takagi has requested a delay in mediation until November 15, 2005 to complete their discovery.

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

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Joseph C. Cahill, Chief Financial Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Joseph C. Cahill, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         30

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: October 13, 2005