Form 10-Q
period 2005-09-30
POWERCOLD CORP
filed 2005-11-14
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: January 31, 2008

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2005

or

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

Yes  [  ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 24,831,696 shares outstanding at September 30, 2005.

SEC 1296 (9-05)  Potential persons who are required to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB number.

Powercold Corporation Form 10Q - September 30, 2005

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

7

Condensed Notes to Consolidated Financial Statements

9

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

15

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

28

Item 4.

Controls and Procedures.

29

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

31

Item 2.

Changes in Securities.

32

Item 3.

Defaults Upon Senior Securities.

32

Item 4.

Submission of Matters to a Vote of Security Holders.

32

Item 5.

Other Information.

32

Item 6.

Exhibits.

33

Signature

34

Powercold Corporation Form 10Q - September 30, 2005

PART I

Item 1 - Consolidated Financial Statements

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004	2003
ASSETS

CURRENT ASSETS
Cash	$1,459,865	$1,206,416	$374,678
Restricted cash	85,835	100,000	-
Contracts and retentions receivable, net of allowance	7,597,297	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	136,334	120,926	11,156
Prepaid expenses	249,130	141,790	100,118
Total Current Assets	9,528,461	6,980,242	3,119,982

OTHER ASSETS
Property and equipment, net	273,575	335,675	135,858
Patent rights and related technology, net	1,355,062	1,248,805	1,306,731
Securities available for sale	-	-	19,317
Deposits	12,479	10,828	10,828
Total Other Assets	1,641,116	1,595,308	1,472,734

	-	-	-

TOTAL ASSETS	$11,169,577	$8,575,550	$4,592,716

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts and retentions payable	$7,580,372	$3,577,077	$896,447
Accrued expenses	610,446	189,387	356,583
Accrued interest	20,039	-	-
Billings in excess of costs and estimated earnings
on contracts in progress	380,873	380,873	947,807
Commissions and royalty payable	145,153	252,948	8,180
Accounts payable, related party	1,478,597	172,236	417,236
Convertible debt, net of discounts	2,000,000	1,166,666	334,014
Notes payable, current portion	48,305	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	12,263,785	5,781,223	2,960,899

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	1,819,762	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Capital leae payable, net of current portion	-		-
Total Long-term Liabilities	1,827,562	2,764,136	-

COMMITMENTS AND CONTINGENCIES		-	69,417

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 24,731,696; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	24,832	23,486	21,578
Additional paid-in capital	22,069,514	20,621,207	17,384,460
Accumulated deficit	(25,016,116)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(2,921,770)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$11,169,577	$8,575,550	$4,592,716

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,
	2005	2004	2003
REVENUES
Contracts including equipment	$7,315,096	$7,348,302	$-
Equipment	699,084	-	3,251,310
Total Revenues	8,014,180	7,348,302	3,251,310

COST OF REVENUES
Direct labor and equipment-contracts	6,356,490	5,750,312	-
Direct labor and material-equipment	325,946	-	2,677,850
Warranty expense	273,184	-	-
Manufacturing supplies	42,081	-	-
Shipping and handling	20,157	-	-
Total Cost of Revenues	7,017,858	5,750,312	2,677,850
GROSS PROFIT (LOSS)	996,322	1,597,990	573,460

OPERATING EXPENSES
Sales, marketing and advertising	928,555	675,915	100,081
General and administrative	2,061,357	2,165,718	1,205,402
Research and development	513,243	-	-
Legal and accounting	200,833		-
Bad Debt	2,021,122	250,000
Depreciation and amortization	111,450	82,355	71,131
Total Operating Expenses	5,836,559	3,173,988	1,376,614

LOSS FROM OPERATIONS	(4,840,237)	(1,575,998)	(803,154)

OTHER INCOME (EXPENSES)
Interest income	7,165	4,500	119
Interest and financing expense	(976,925)	(311,460)	(1,195)
Other income roylaties (expense)	1,429,356
Other income (expense)	118,796	5,423	237,597
Total Other Income (Expenses)	578,392	(301,537)	236,521

LOSS BEFORE INCOME TAX	(4,261,845)	(1,877,535)	(566,633)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(4,261,845)	(1,877,535)	(566,633)

NET LOSS	(4,261,845)	(1,877,535)	(566,633)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(4,261,845)	$(1,877,535)	$(586,116)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.17)	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	24,798,363	21,754,805	19,102,066

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2005	2004	2003
REVENUES
Contracts including equipment	$2,034,556	$2,540,666	$-
Equipment	174,603	205,424	2,138,976
Total Revenues	2,209,159	2,746,090	2,138,976

COST OF REVENUES
Direct labor and equipment-contracts	1,848,204	2,309,337	-
Direct labor and material-equipment	93,422	-	1,758,372
Warranty expense	233,194	-	-
Manufacturing supplies	17,487	-	-
Shipping and handling	6,943	-	-
Total Cost of Revenues	2,199,250	2,309,337	1,758,372
GROSS PROFIT (LOSS)	9,909	436,753	380,604

OPERATING EXPENSES
Sales, marketing and advertising	263,771	149,463	4,147
General and administrative	854,909	565,272	751,275
Research and development	176,290	-	-
Legal and accounting	58,122	-	-
Bad Debt	2,021,122	250,000
Depreciation and amortization	47,508	29,986	46,063
Total Operating Expenses	3,421,721	994,721	801,485
LOSS FROM OPERATIONS	(3,411,812)	(557,968)	(420,881)

OTHER INCOME (EXPENSES)
Interest income	2,324	4,033	59
Interest and financing expense	(224,240)	(2,211)	(953)
Other income royalties (expense)	1,429,356
Other income (expense)	48,912	4,049	237,529
Total Other Income (Expenses)	1,256,352	5,871	236,635

LOSS BEFORE INCOME TAX	(2,155,460)	(552,097)	(184,246)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,155,460)	(552,097)	(184,246)

NET LOSS	(2,155,460)	(552,097)	(184,246)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	-
COMPREHENSIVE LOSS	$(2,155,460)	$(552,097)	$(184,246)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.09)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	24,798,363	21,754,805	19,202,066

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,261,845)	$(1,877,535)	$(402,078)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	111,450	82,355	74,955
Inpairment of Goodwill			16,866
Forgivness of Debt			(196,324)
Bad Debt Expense	2,021,122	250,000
Amortization of discount on note payable	527,636	-	-
Issuance of common stock for services	500,000	112,250	145,800
Options issued for services	91,874	-	-
Warrants issued for financing fees	168,365	309,706	-
Warrants issued for serivces	-	-	-
(Increase) decrease in assets:		76,000
Accounts receivable	(4,207,309)	(4,767,437)	(3,512,835)
Cost in excess of Billings		245,535
Inventories	(15,408)	(105,273)	(53,145)
Prepaid expenses	(107,340)	(113,189)	2,802
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	4,424,354	1,034,186	2,732,016
Accrued interest	20,039	-	-
Accounts payable, related party	-	-	-
Billings in excess of costs	-	1,220,702	-
Net cash used in operating activities	(727,062)	(3,532,700)	(1,191,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(307,861)	(5,416)
Paid Royalties		(8,180)	-
Purchase of technology	-	-	-
Deposits	(1,651)	-	(91,196)
Net cash used in investing activities	(10,605)	(316,041)	(96,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(630)	(1,195)
Principal payments on loans	(502,840)	-	-
Proceeds from issuance of shares under private placement	422,940	800,309	2,287,078
Proceeds from borrowings, related party	1,807,060	-	-
Proceeds from short-term borrowings	-	4,358,500	5,000
Financing by closed segment			(222,342)
Repayment of short-term borrowings, related party	(750,209)	(210,704)	(104,554)
Net cash provided by financing activities	976,951	4,947,475	1,963,987

Net increase (decrease) in cash	239,284	1,098,734	675,432
Cash at beginning of year	1,306,416	374,678	93,372
Cash at end of period	$1,545,700	$1,473,412	$768,804

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(976,925)	$-	$2,316
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Unrealized gain (loss) on securities available for sales		-	(19,438)
Issuance of common stock for prepaid consulting	$500,000	$-	$187,800
Issuance of common stock for debt	$-	$100,000	$-
Issuance of common stock for services	$-	$112,250	$145,800
Inventory exchanged for chiller technology			460,000
Commissions, AR and commitment and contingencies forgiven			196,324
Warrants issued for financing fees	$168,365	$309,706	$-
Issuance of options for services	$91,874	$-	$-

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

September 30, 2005

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

NOTE  2- CONTRACTS IN PROGRESS

For the nine months ended September 30, 2005 contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract Revenues	Contract Cost	Gross Profit
Total activity	$7,315,096	$ 6,173,542	$1,141,554

Contracts completed during the nine month period	$ 2,650,439	$2,235,633	$ 414,807

Contracts in progress at September 30, 2005	$ 4,664,657	$ 3,937,909	$ 726,747

Contracts in progress as of September 30, 2005 were as follows:

Cumulative costs to date

$  8,409,175

Cumulative gross profit to date

1,556,361

Cumulative revenue earned

9,965,535

Less progress billings to date

   10,346,408

Net over billings

$     380,873

The following is included in the accompanying balance sheet under these captions as of September 30, 2005:

Costs and estimated earnings on contracts in

  progress in excess of billings

$ 0

Billings in excess of costs and estimated earnings

   on contracts in progress net over billings

$380,873

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

September 30, 2005

NOTE  3 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the three months ended September 30, 2005, the Company granted 180,000 common stock options and recorded an expense of $30,141 for the three month period ended September 30, 2005 in accordance with SFAS 123R which was adopted by the Company on January 1, 2005.

On July 26, 2005 the Company issued 155,000 three year options to five employees to purchase common stock at $1.50 per shares exercisable on July 26, 2006 expiring on July 26, 2008. The fair value of the options was calculated at $27,373 using the Black Scholes Calculation at date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years. The securities in the foregoing offering were provided as compensation and issued under the 2002 Employee Stock Option Plan pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

On September 30, 2005 the Company issued 25,000 options for consulting services at $1.75 per share for a term of three years which will expire on September 30, 2008.  The fair value of the options was calculated at $2,768 using the Black Scholes Calculation at the date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years. The securities in the foregoing offering were originally provided as compensation for services rendered for us, and were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

The Company previously used APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2004 and 2003.

Included in the net loss as reported at September 30, 2005 is the expense of options issued during the period from January 1, 2005 through September 30, 2005 of $91,874.  For comparative purposes to prior periods there would be no adjustment of the pro forma net loss per share if calculated under APB Opinion No. 25.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

September 30, 2005

NOTE  3 – STOCK-BASED COMPENSATION AND STOCK OPTIONS (continued)

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net loss as reported	$(4,337,032)	$(2,656,548)
Adjustment required by SFAS 123	(3,794,926)	(492,597)
Pro forma net loss	$(8,131,958)	$(3,149,145)
Pro forma net loss per share, basic and diluted	$(0.40)	$(0.16)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2003	4,095,891	$1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	3,075,799 (210,000) (1,519,579)	1.61 1.00 1.38
Outstanding and exercisable at December 31, 2004	5,398,503	1.36
Granted Granted; not exercisable Exercised Rescinded or expired	705,000 (300,000) (695,879) (370,000)	1.95 2.33 0.61 1.64
Exercisable at September 30, 2005	4,737,624	$1.47
Weighted average fair value of options granted during 2005		$0.28

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

September 30, 2005

NOTE  4  -  COMMON STOCK

During the three months ended September 30, 2005, the Company issued 100,000 common stock shares for financial consulting services to David H Russell for the period from September 1, 2005 through August 31, 2006, for a total of $80,000 for consulting services.  The securities in the foregoing offering were originally provided as compensation for services rendered for the Company offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

NOTE  5 -  WARRANTS

No warrants were issued during the three month period ended September 30, 2005.

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

The note, which matures on July 29, 2007, bears interest at the prime rate of interest plus 1 percentage point, with a minimum interest rate of 5% and a maximum rate of 8%.  The note is convertible into common stock with a conversion price of $1.87 on July 29, 2004, subject to conversion by Laurus as well as an automatic conversion.  The fixed conversion price of $1.87 per share is applicable when the PowerCold stock average closing price for the five days prior to the repayment is at or above 110% of the fixed conversion price.  Conversion at less than the fixed conversion price is set at 90% of the average of the five lowest trading days in the 22 trading days prior to the conversion date.  The fixed price cannot be less than $1.10 per share. The beneficial conversion feature of this note has been recorded as additional paid-in capital of $569,106 and as a discount to the note, amortizable over three years.  For the nine months ended September 30, 2005, $277,175 has been amortized.  The Company also retains the right to prepay the note at 125% of the unpaid balance for 12 months from July 29, 2004; 115% of the unpaid balance for 12-24 months from July 29, 2004; and 110% of the unpaid balance after 24 months from July 29, 2004. As consideration for investment banking services in connection with the securities purchase agreement, the Company paid 4.29% of the gross proceeds to Laurus Capital Management, LLC, (an affiliate of Laurus Master Fund, Ltd), for investment banking services in connection with the securities purchase agreement. Laurus Capital Management LLC is the entity that exercises voting and investment power on behalf of Laurus Master Fund, Ltd, the selling shareholder, 0.04% to Loeb & Loeb, LLP a California limited liability partnership as the escrow agent for the transaction and 8.5% of the gross proceeds to the Dragonfly Capital Partners, LLC (an affiliate of Oberon Group, LLC, a North Carolina Limited Liability Company).

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 – NOTES PAYABLE (continued)

Laurus can convert to equity any portion of the principal balance and accrued but unpaid interest subject to the limitations of the 35% aggregate trading limit for the 22 days prior to redemption and the 4.99% total holdings limitation with the only exceptions being default and prior 75 day notification by Laurus that they will exceed the 4.99% ownership limitation but will be restricted to a 19.99% limitation not to exceed 4,457,995 shares. Monthly amortizing payments of the aggregate principal amount outstanding under the note begin on February 1, 2005 in the amount of $166,667 plus interest. The Company has recorded a discount on the note for deferred financing costs of $641,500 which will be amortized over the life of the loan.   Amortization expense at September 30, 2005 was $213,835.

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

The securities purchase agreement, secured convertible term note and the registration rights agreement with Laurus, all dated July 29, 2004, were amended on March 9, 2005 to reschedule the originally required effectiveness date (November 27, 2004) of the registration statement filed with the SEC to June 15, 2005, and to reschedule the initial principal payments due February, March, April and May 1, 2005 to April, May, June and July 1, 2007.  For the amended rescheduled payments and new effective date the Company has agreed to issue a new warrant purchase agreement to Laurus for 665,000 shares for a term of five years at $1.70 per share.  The Company will take a fair market value charge of $125,302 for the issuance of 215,000 warrants for the rescheduled principal payments over the period from February 1, 2005, through August 1, 2007.   In addition the Company will take a fair market value charge of $262,260 for the issuance of 450,000 warrants as a result of  the registration statement filed with the SEC not being effective as of November 27, 2004 and being extended to June 15, 2005. On May 27, 2005 we issued common stock purchase warrants to Laurus to purchase 60,000 shares of common stock, exercisable for five years from the Initial Date of Exercise.  The exercise price of the warrants is $1.70.  These warrants were issued by us in connection with the amendment of the secured convertible term note and the registration rights agreement with Laurus, all dated July 29, 2004 and previously amended March 9, 2005, to reschedule the required effectiveness date (June 15, 2005) of the registration statement filed with the SEC to September 30, 2005 and to reschedule the principal payment of $166,666.67 due June 1, 2005 to August 1, 2007. The additional fair market value has been recognized as financing expense.

 At September 30, 2005 the principal balance of the convertible note with Laurus was $4,500,000.

Future minimum principal payments on the note are as follows:

Year	Annual Maturity Amount
2005	$ 500,000
2006	$2,000,000
2007	$2,000,000

Vehicle Loan

During the year ended December 31, 2004, the Company purchased a truck for $23,421.  The note is secured by the vehicle and is for thirty-five months and no interest.  The monthly payment is $650.  At September 30, 2005, the note balance was $9,750.  Future principal payments are as follows:

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 – NOTES PAYABLE (continued)

Year	Annual Maturity Amount
2005	$1,950
2006	$7,800

Current Notes Payable

At September 30, 2005, December 31, 2004 and December 31, 2003, notes payable included a line of credit payable to Royal Bank of Canada for $34,014 U.S.  The Company made interest only payments on this line of credit which is unsecured.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan which was in the name of Steven and Susan Clark and remains in dispute as of the date of this filing.

The Company has received funding on several occasions from Simco Group, Inc, (“Simco”), a separate legal entity wholly owned by the Company's chairman and chief executive officer. The Company received from Simco $196,760 in unsecured advances during 2002 and an additional $161,108 and $100,000 during 2003 and 2004, respectively.  The advances bear interest at 8% and are payable on demand.  No payments were made against the principal during 2002 or 2003 and $345,080 was repaid in 2004.  The debt was convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion during 2003 and 2002. The loan made during 2004 is convertible at the fair market value of the stock at the date of conversion.  The beneficial conversion feature of these loans is recorded as additional paid in capital.  The interest expense, related to these loans, recorded in 2003 and 2002 is $218,979 and $195,538, respectively. On May 12, 2005, Frank Simola made a loan to us in the amount of $787,060 payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8% and on September 1, 2005, Frank Simola made a loan to us in the amount of $750,000 payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  During 2005 Frank Simola was repaid $290,700. At September 30, 2005 the interest accrued for the loan from Frank Simola was $25,389. At September 30, 2005 the balance of the Notes payable to Related Party (Simco) was $1,418,597.

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

Powercold Corporation Form 10Q - September 30, 2005

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

Our financial statements for the year ended December 31, 2004, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At September 30, 2005 we had an accumulated deficit of $25,016,116 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Net Accounts receivable as of September 30, 2005 are $7,597,297 with reported revenue for the three month period and nine month period ended September 30, 2005 at $2,209,159 and $8,014,180 respectively. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.  Our plans for 2005 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2004 we experienced a significant growth in revenue from the Central HVAC Air Conditioning Systems and higher gross margins from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Central HVAC Systems and Plastic Heat Exchange Products in 2005 support our plans going forward.  We plan to exploit the last two years of engineering development and to focus engineering, sales and marketing resources on the Company’s proprietary Environmental Air Treatment System, which is our central HVAC air conditioning system for large commercial buildings, directing our efforts at the growth segments of the hospitality industry.  We also plan to expand our direct marketing efforts to corporate national account chain stores and restaurants with our proprietary HVAC system, and reduce custom bid spec marketing for retail stores and restaurants that have lower gross margins per project.  Secondly, we intend to capitalize upon our investment in the research and the development of our plastic products with the delivery of the “plastic kits” to four OEM fluid cooler companies.  Two fluid cooler OEM companies showed their proprietary products with PowerCold’s plastic components for the first time at the ASHRAE convention in early February 2005.  Recently, we have successfully developed and installed the first plastic fluid cooler that can be used for residential buildings and expanded to larger commercial buildings.  We expect added revenues and improved margins in products that use plastic coils in place of copper coils.  We are also focusing on cash management and addressing the past due accounts receivable through a rigorous collections policy. We attribute the high accounts receivable to the significant revenue growth rate and startup marketing growth pains during 2003 and 2004.  We directed our focus on the hospitality industry and plastic products in 2005 and away from bid spec jobs that have historically generated lower gross margins.  During the third quarter of 2005 we declined to accept $1,630,394 in approved contract offers on eighteen (18) bid spec retail chain store projects as the margins were insufficient to be profitable.  Weather related damage in Florida, Mississippi and Louisiana caused the cancellation of several projects and an increase in the reserve for bad debt due to the likelihood that certain projects in progress will not be completed. Other projects with completed engineering will not start construction in the foreseeable future.  We intend to raise capital through the licensing of our heat exchange technology in markets outside of North America with five and ten year licensing agreements that include annual

Powercold Corporation Form 10Q - September 30, 2005

renewal fees and royalties based on sales. Exploratory discussions with several companies are underway for long term (five to ten year) nonexclusive manufacturing rights and exclusive territorial distributions rights for our patented heat exchange technology outside of North America.  The basis of discussions involve a one time license fee and continuing royalty payments for the term of the license based upon units manufactured or revenue derived from sales through distribution.   Discussions are ongoing and no agreements have been finalized. We see this as an opportunity to capitalize upon the intellectual property of PowerCold and our ongoing R&D efforts regarding heat exchange technology for the HVAC industry.  The recent execution of five year exclusive purchase agreement with E.I. du Pont de Nemours for Caltel® plastic tubing for use in the HVAC field of Fluid Coolers and Fan Coil Heat Exchangers supports our plans to develop the plastic heat exchange OEM market through product licensing, new product development and commercial application of plastic heat exchangers for the retrofit fan coil market.  Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

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

PowerCold operations include four wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings  There are two operating divisions of PCS, Applied Building Technology (ABT) that supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES) that supports related energy products including generators and engine driven chillers.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products. PowerCold Technology, L.L.C. was formed in February 2004 to hold and manage the intellectual property and patents owned by PowerCold Corporation and its subsidiaries and license the technology to the operating divisions and other entities.

On May 1, 2005, in a minor acquisition, we acquired the assets of Sterling Mechanical, Inc., a Colorado engineering and design firm that provides engineering and marketing services and supports heating, ventilation, and air conditioning (HVAC) systems and technologies. We issued 200,000 shares of common stock for purchase of assets from Sterling Mechanical, Inc on May 1, 2005 at the closing price of $1.53 on April 29, 2005, and 150,000 three year options to purchase common stock at $1.50 per shares exercisable for 50,000 options each at May 1, 2005, May 1, 2006 and May 1, 2007 expiring on May 1, 2008, May, 2009 and May 1, 2010 respectively.

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

During 2003 we entered into a joint Development Agreement and a License Agreement with DuPont Canada, Inc. and E.I. duPont de Nemours relating to DuPont Caltrel® Fluid Energy Transfer System Applications that

Powercold Corporation Form 10Q - September 30, 2005

incorporates their engineered polymeric materials.  We selected fluid coolers as a project application per the Development Agreement for an exclusive three-year period.  The product is similar to our Nauticon® Fluid Cooler, but will now use new plastic tubing material replacing the copper coils.  We applied to the U.S. Patent Office for a new modular design heat exchanger patent that features modular designed plastic components.  Our new proprietary PlexCoil™ fan coil air handlers, primarily used in commercial buildings for room air distribution, will be the first application for the new patent heat exchanger.  On October 11, 2005 we executed an agreement, effective October 1, 2005, with  DuPont which will continue for five years which include the exclusive purchase and supply of Caltrel® plastic tubing.  We have the exclusive right to purchase Caltrel® material for use in Fluid Coolers and Fan Coil Heat Exchangers for HVAC applications.

PowerCold ComfortAir, Inc. provides turnkey design build HVAC applications for new and retrofit construction projects for the hospitality industry, national retail chain stores, national restaurant chains, assisted care living facilities, and other facilities suitable for our product offerings.  The engineering design bid proposal backlog total more than $43 million.  Our revenue is increasing as the result of our focus on turnkey design, equipment and project management for hospitality and other large HVAC customers. Our revenue is no longer solely derived from the sale of manufactured and repackaged equipment. We now offer design, equipment and project management integrated into a single proposal which is coordinated with allied general contractors, regional engineering firms and national and international HVAC equipment vendors to provide flexible, cost effective and reproducible proposals acceptable to major hotel chains, assisted care facilities and national retail accounts. The focus has changed from an equipment manufacturing orientated sales organization to a design, engineering and project management group marketing our equipment along with other select suppliers for integrated HVAC solutions.

Field testing and R&D continues with the PlexCoil™ polymeric heat exchange products including the newly designed wet/dry fluid cooler.  Initial field trials during 2004 and first quarter 2005 were successful and these new products will easily integrate with the turnkey HVAC design build program.  Additionally, the opportunity exists to provide the technology as basic components for assembly by OEMs around the world.  The corrosion resistant and light weight characteristics of the plastic along with the heat transfer properties present numerous opportunities to replace copper and aluminum in many fluid/air heat exchange applications.  The investment in this technology will continue for the next several years. Commercial products using plastic heat exchange tubing were first shipped in the fourth quarter of 2004. From January 1, 2005 through September 30, 2005, eighteen (18) units have been shipped..

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

Powercold Corporation Form 10Q - September 30, 2005

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

Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported.   Future cash needs from debt or equity are dependant upon the collection of receivables and improved gross margins. Our primary focus is on revenue growth, improved gross margins and the timely collection of receivables. We have claims totaling $331,137 against payment bonds issued on the behalf of general contractors; are seeking $675,812 in litigation to recover past due receivables; pursuing a claim of $128,590 through arbitration, and others lawsuits are contemplated if collection efforts prove unsatisfactory. Approximately 70% of the bad debt allowance reported at year end involved claims against bonds, litigation or mediation/arbitration which we previously believed could be resolved in a reasonable period of time.  Upon detailed review and discussion with our outside attorneys during the fourth quarter it became obvious to us that resolution would not be achieved in a sixty to ninety day period and an appropriate charge was taken related to these issues.  A charge of $250,000 was taken in the third quarter of 2004 based upon the age of receivable and an additional charge of $279,389 was taken at the end of the fourth quarter.  Receivable are reviewed for impairment on a quarterly basis. In the past we didn’t include retentions in the review of receivable aging as it is understood that retentions are not paid until the all releases are provided at project completion and any warranty related issues are resolved.  At year end we included a review of retentions and the likelihood of collection and will continue this review on a quarterly basis. No additional charge for bad debt was incurred in the first or second quarter of 2005.  We increased our allowance for bad debt during the third quarter of 2005 by $2,021,112 as weather related damage in Florida, Mississippi and Louisiana caused the cancellation of several projects and an increase in the reserve for bad debt due to the likelihood that certain projects in progress will not be completed and others with completed engineering will not start construction in the foreseeable future. The impairment of receivables is categorized as follows: $157,593 for uncollectible retentions and uncollectible receivables based upon and aging analysis; $495,368 for uncollected receivables related to lawsuits with general contractors and property owners which are not expected to be settled within the next sixty days; $1,525,754 for uncollected receivables related to projects that were damaged during Hurricanes Katrina, Rita and Wilma.

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

Between May 12 and May 16, 2005, we received $1,210,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940, and a loan to us payable upon demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  On September 1, 2005 Frank Simola made a loan to us in the amount of $750,000 payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  During 2005 Frank Simola was repaid $290,700. At September 30, 2005 the interest accrued for the loans

Powercold Corporation Form 10Q - September 30, 2005

from Frank Simola was $25,389. At September 30, 2005 the balance of the Notes payable to Frank Simola (Simco) was $1,418,597.

On September 30, 2005 we received $1,338,500 as a settlement on royalties due from an Agreement entered into between Wittcold Systems, Inc. (now known as Witt Corp.) and International Cryogenic Systems Corporation (now known as PowerCold Corporation) on or about May 1, 1996, relating to the purchase and sale of the stock in Realcold Systems, Inc.  As part of this agreement a minimum royalty was due to PowerCold in the amount of $2,000,000 less any royalties paid to PowerCold before May 1, 2006.  Since the execution of the agreement Wittcold paid approximately $217,449 in royalties per the agreement.  A dispute developed regarding the minimum future royalty due on May 1, 2006, and a compromise was reached to settle all claims for a payment on September 30, 2005, to PowerCold Corporation by Witt Corp.

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

Powercold Corporation Form 10Q - September 30, 2005

subcontractors and equipment suppliers to design, build, and equip facilities with the Company’s proprietary HVAC systems.  The turnkey design build approach offers a cooperative project management approach that can minimize cost overruns and delays.

PCS expects significant growth to come from this multi-market channel once the national account agrees to use PowerCold’s system in both new and existing locations. The Company currently has installed twenty-one of thelarge building systems in three major hotel chains and various extended care facilities and has installed more than eighty small systems at retail national chain accounts in the U.S.

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Significant Events During the Third Quarter 2005:

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

Powercold Corporation Form 10Q - September 30, 2005

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

The DFA is comprised of approximately 1,400 franchisees operating about 4,200 stores across the US.  The initial two installations will be monitored to provide statistics on the quantitative return on investment.  Findings will be publicized to DFA, various restaurant and retail organizations and the building community.  The first DesertMaster system was scheduled for installation by the end of August 2005 at a Domino’s store located in Pearl, Mississippi but was rescheduled to mid December 2005, due to weather damage from Hurricane Katrina.

Subsequent Events:

October 11, 2005 – PowerCold Corporation announced a long-term business relationship with E.I. du Pont de Nemours and Company (NYSE: DD) for the exclusive purchase and use of Caltrel® Plastic Tubing in the HVAC field of Fluid Coolers and Fan Coil Heat Exchangers.  DuPont also granted an exclusive license for use of the DuPontTM Caltrel® trademark.

The Agreement, effective as of October 1, 2005, shall continue for a period of five (5) years, thereafter the parties will confer their mutual interest in any extension of the term of the Agreement. The Agreement supersedes any prior oral or written contracts, agreements, or arrangements between the parties.

Terms and conditions of the Agreement include the exclusive purchase and supply of Caltrel® plastic tubing.  For a period of five years, PowerCold® has the exclusive right to purchase Caltrel® material for use in Fluid Coolers and Fan Coil Heat Exchangers for HVAC applications.  For a period of at least two years, DuPont will sell and deliver, and PowerCold will purchase and accept from DuPont, Caltrel® plastic tubing.  PowerCold has the first option to purchase the DuPont Production Equipment to produce Caltrel® tubing, and agrees to purchase resins required for the production of the tubing solely from DuPont.

For the term of this Agreement, DuPont agrees not to develop or improve Equipment (or processes utilizing said Equipment) in collaboration with any third party specifically for use in the fields of Fluid Coolers and Fan Coils, and DuPont further agrees not to produce Caltrel® tubing for any such third party specifically in the aforementioned fields for this period.

In January 2003 PowerCold first announced collaboration with DuPont to test new plastic materials for air conditioning units, and entered into a joint Development Agreement and a License Agreement relating to DuPont™ Caltrel® Fluid Energy Transfer System Applications in May 2003.   PowerCold has applied to the U.S. Patent Office for a new modular design heat exchanger patent that features flexible designed plastic components.  PowerCold’s proprietary PlexCoil® fan coil air handler, primarily used in commercial buildings for room air distribution, was the first application designed for the new plastic heat exchanger. PowerCold has also developed and installed new unique Fluid Coolers of various sizes that incorporates Caltrel® plastic tubing.

OCTOBER 20, 2005 – PowerCold Corporation announced an agreement with Park Place Properties, LLC to provide a turnkey HVAC system including engineering, plumbing and fire sprinkler designed package for the

Powercold Corporation Form 10Q - September 30, 2005

new five-story 209-room Wingate Inn and Suites in Las Vegas, Nevada. The $2.8 million project will utilize PowerCold’s proprietary HVAC central system, including its patented closed loop evaporative condensers.

Another new hotel project for $2.4 million (news release dated 7.19.05), the Wingate Inn and Suites in Henderson, Nevada is designed with PowerCold’s proprietary central HVAC system and a Combined Heat and Power (CHP) system to supply space heating, hot water, cooling and electric power to the facility. The unique PowerCold system recycles the hotel exhaust air and transfers the heating or cooling to the incoming outside air through its BreezeMaster™ plastic evaporative coolers. The individual guest rooms and common areas are furnished with clean, fresh air.  This system reduces the need for approximately 12 to 15 tons of air conditioning equipment for the hotel. The Department of Energy is granting the funding for the analysis of the CHP project. The facility is expected to be one of the most energy-efficient hotels ever built in the U.S.

The PowerCold central system has been utilized in other Wingate Inn Hotel projects including the Wingate Inn, Bozeman, MT and the Wingate Inn and Suites, Greenwood Village, CO.  The Bozeman Wingate earned the ENERGY STAR label for commercial buildings in 2003 and the ENERGY STAR small business award in 2004. The Greenwood Village Wingate opened just over a year ago and is expected to achieve similar energy savings and ENERGY STAR certification.

NOVEMBER 2, 2005 – PowerCold Corporation announced that it would furnish its proprietary central HVAC system, including engineering design services, equipment, plumbing and fire sprinkler system for Cottonwood Terrace, a new senior living facility in Gillette, WY.  Three other senior living facilities scheduled for installation in 2006 also plan to use PowerCold’s central HVAC system.

PowerCold’s central HVAC system design was selected because it provides significant benefits for both occupants and owners.  The system improves indoor air quality and creates non-toxic environments for patients with chemical sensitivities and environmental-related illnesses.  The owners of the senior living facilities benefit from higher performing facility operations that not only provide superior guest comfort but also conserve energy and reduce operating costs and risks.

Howard Construction Company has utilized PowerCold’s central system design in three other senior care facilities: Central Court Village, Billings, MT; Creekside Court, Sheridan, WY; and Bridger Peaks, Bozeman, MT.

NOVEMBER 8, 2005 – PowerCold Corporation announced the start up of an E-Commerce sales order processing system.  The online system, designed to enhance direct product sales, is expected to improve productivity, resulting in annual cost savings; and improve customer service and product order and delivery processing.  Restaurant chains will be the first to have access to the new system.

PowerCold’s BreezeMaster™ evaporative cooler and DesertMaster™ desiccant clean air system are the initial products on the online system.  These supplemental cooling systems yield significant energy cost savings and are ideally suited for all restaurants, regardless of size, climate or geographic location. The HVAC systems package, marketed through a leasing program, includes installation and maintenance costs.

PowerCold® is an approved HVAC supplier for BK and a member of BK’s National Franchisee Association (NFA).  BK’s supply chain division, Restaurant Services Inc. (RSI), developed an Internet-based purchasing catalog to consolidate purchases, establish national account pricing, and keep franchisees informed about BK-approved equipment and suppliers. Other restaurant chains will soon be utilizing the sales order processing system.

Powercold Corporation Form 10Q - September 30, 2005

RESULTS OF OPERATIONS – Third Quarter 2005

The Company's Consolidated Statement of Operations for the third quarter ended September 30, 2005 compared to the third quarter ended September 30, 2004:

	% Increase/ Decrease	3 months ended 9/30/2005	3 months ended 9/30/2004	% Increase/ Decrease	9 months ended 9/30/2005	9 months ended 9/30/2004
Total Revenue	(19.6%)	$2,209,159	$2,746,090	9.1%	$8,014,180	$7,348,302
Cost of Revenue	(4.8%)	$2,199,250	$2,309,337	22.0%	$7,017,858	$5,750,312
Gross Profit	(97.7%)	$ 9,909	$436,753	(37.7%)	$996,322	$1,597,990
Operating Loss	511.5%	($3,411,812)	($557,968)	207.1%	($4,840,237)	($1,575,998)
Net Loss	290.4%	($2,155,460)	($552,097)	127.0%	($4,261,845)	($1,877,535)
Net Loss per Share	200.0%	($0.09)	($0.03)	88.9%	($0.17)	($0.09)

Total Revenue for the three-month period ended September 30, 2005 decreased 19.6% to $2,209,159 from $2,746,090 and for the nine month period ended September 30, 2005 increased 9.1% to $8,014,180 from $7,348,302 in the comparable prior year periods. The decrease in revenue during the three month period is directly related to the rejection of contracts for plan and spec work for chain restaurant and retail store that don’t meet the minimum gross margin requirements established by management during the third quarter. Product pricing has remained stable for the last few years although there was a spike in copper prices one year ago which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.  Operating Loss for the three-month and nine month period ended September 30, 2005 increased $2,853,844 to ($3,411,812), a 511.5% increase from ($557,968) and increased $3,264,239 to ($4,840,237), a 207.1% increase from ($1,575,998) in the comparable prior year period respectively.  The Total Cost of Revenues decreased by $110,087 on lower revenue to 99.6% of revenue as compared to 84.1% of revenue for the comparable three month period in the third quarter of 2004.  The Total Cost of Revenues increased by $1,267,546 to 87.6% of revenue as compared to 78.3% of revenue for the comparable nine month period in 2004. The cost of direct labor and equipment and direct labor and materials on contracts and equipment revenue increased from 84.1% of revenue in the third quarter of 2004 to 87.9% of revenue in the third quarter of 2005 and 83.4% of revenue for the nine month period ended September 30, 2005 from 78.3% of revenue for the nine month period ended September 30, 2004, due to competitive pricing pressure on contracts for plan and spec work for chain restaurants and retail stores.  Warranty cost recorded for the third quarter of 2005 was $233,194 and $273,184 for the nine month period ended September 30, 2005 with no recorded expenses in the comparable periods in 2004.  Recorded warranty expense is directly related to designs from 2003 and early 2004. Corrective action was implemented for all units in the field and product design changes initiated which have resulted in a temporary increase in direct labor and material costs for equipment.

Net Loss for the three-month and nine month periods ended September 30, 2005 increased to ($2,155,460), a 290.4% increase from ($552,097) and increased to ($4,261,845), a 127.0% increase from ($1,877,535) respectively from the comparable prior year periods ended September 30, 2004.  Operating Expense for Sales, Marketing and Advertising increased by $252,640 to 11.6% of revenue from 9.2% of revenue in the prior year nine month period ended September 30, 2004.  The significant portion of the increase was directly related to sales salary and sales expense related to efforts with the hospitality industry and national chain stores which included increases in travel related and show & meetings expense for the hospitality industry conventions.  General and Administrative expense decreased by $104,361, to 25.7% of revenue as compared to 29.5% of revenue for the comparable nine month period in 2004 with an increase in G&A expense recorder in the three month period ended September 30, 2005 of $289,637 to $854,909, 38.7% of revenue, as compared to the prior year period due to increased sales and travel expense.  R&D expense recorded for the nine month period was $513,243 at 6.4% of total revenue for continued work on plastic heat exchange products and new product development for the wet/dry fluid coolers.  Operating losses were higher than expected due to the significant portion of revenue attributed to the number of lower margin bid spec contracts for retail and restaurant chain

Powercold Corporation Form 10Q - September 30, 2005

accounts, $2,021,122 in bad debt expense recorded as an impairment to receivables as weather related damage in Florida, Mississippi and Louisiana caused the cancellation of several projects and an increase in the reserve for bad debt due to the likelihood that certain projects in progress will not be completed and others with completed engineering will not start construction in the foreseeable future, increases in R&D and Sales, Marketing & Advertising expenses for the period. Accounting and legal expense related to stock registrations and the defense of two lawsuits remain high at $58,122 and $200,833 for the three and nine month period ended September 30, 2005, and are expected to continue at the current rate until lawsuits are resolved and the registrations filed with the SEC become effective.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

Net Loss Per Share for the three-month period ended September 30, 2005 increased to ($0.09) from ($0.03) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 24,798,363 for the three-month period ended September 30, 2005 and 21,754,805 for the three month period ended September 30, 2004.   Net Loss Per Share for the nine-month period ended September 30, 2005 increased to ($0.17) from ($0.09) for the prior year. Net loss per share was based on weighted average number of shares of 24,798,363 for the nine-month period ended September 30, 2005 and 21,754,805 for the nine-month period ended September 30, 2004.   Interest and financing expense increased $126,690 to $128,901 as compared to the third quarter of 2004 and 87.7% to $584,625 for the nine month period ended September 30, 2005 in the prior year period due to interest expense on the $5 million convertible debt placed with Laurus on July 29, 2004 and the issuance of additional warrants to Laurus for the rescheduling of principal repayment and late effectiveness of a stock registration filed with the SEC.

The Company’s sales and revenue declined in the three month period ended September 30, 2005 from the same three month period in the prior year.  Total revenue of $2,209,159 for the three months ended September 30, 2005 lagged third quarter revenue of $2,746,090 by $$536,931 for 2004 and exceeded 2003 revenue of $2,138,976 by $70,183.  The Company’s revenue for the nine month period ended September 30, 2005 was $8,014,180 as compared to the same period in 2004 and 2003 at $7,348,302 and $3,251,310 respectively.  We have over $43 million in proposals in process with various national account customers and anticipate continued growth in revenue based upon our historical conversion rate of proposal to contracts.   The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 10% - 15% rate per quarter based upon historical performance however there is no guarantee that we will close new contracts at the rate that has occurred in the past.  Cost of revenue should decline from the recent historical high of 99% in the third quarter of 2005 as we reduce our dependence on low margin bid and spec work for retail and restaurant chain store and focus on proprietary HVAC design and engineering marketed directly to the national accounts. We anticipate reduced losses with increased revenue and lower cost of revenue but will not attain profitability in the fourth quarter of 2005 as it is unlikely that gross margins will improve significantly in the short term until hospitality business increases.  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of two new chains.

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

Powercold Corporation Form 10Q - September 30, 2005

The Company's Consolidated Balance Sheet as of the second quarter ended September 30, 2005 compared to year ending December 31, 2004:

For the third quarter ended September 30, 2005, total current assets increased 36.5% to $9,528,761 from $6,980,242 and total assets increased 30.2% to $11,169,577 from $8,575,550 for the year ending December 31, 2004.  Total Current Liabilities increased 112.1% to $12,263,785 for the third quarter ended September 30, 2005 compared to $5,781,223 for the year ending December 31, 2004. The current ratio is 0.78 to 1.  Total liabilities at September 30, 2005 increased to $14,091,347 with a resultant negative total stockholders' equity of ($2,921,770), a decrease of $2,951,961 as compared to $30,191 for the year ending December 31, 2004 due to an 111.9% increase in accounts payable to $7,580,372, a 222.3% increase in accrued expenses to $610,446 and a 758.5% increase in accounts payable to a related party to $1,478,597.

The increase in assets was mainly due to and increase of $2,186,187 in Accounts Receivable on $2,209,159 in revenue. Accounts Receivable, net of allowance, currently lag Accounts Payable, Accrued expenses and Billings in excess of costs and estimated earnings on contracts in progress by $994,433 and has decreased by $413,489 from the previous quarterly reporting period of $9,005,119 at the quarter ended June 30, 2005.  Inventory increased by $15,408 to $136,334 from investment in material for plastic heat exchange products and prepaid expenses increased by $107,340 to $249,130 primarily related to our insurance policies while cash increased by $239,284 to $1,545,700 as compared $1,306,416 at the year ended December 31, 2004.  Patent rights and related technology decreased by $278,718.  Accounts Payable increased by $4,003,295 from the year end 2004 in part as a result of several new contracts and orders from chain stores, increased spending on R&D, legal and accounting expense related to lawsuits and pending registration with the SEC and increased sales and marketing expense. The increase in receivables continues to put significant pressure upon the cash flow. A substantial reduction in Accounts Receivables and increased cash flow from completed installations is necessary for the continued operation of the company.  The increase in liabilities since December 31, 2004 was mainly due to the increase in payables and accrued expenses related to hospitality contracts and a loan from a related party.

During the three months ended September 30, 2005, the Company issued 100,000 common stock shares for financial consulting services at $0.80 per share.

During the three months ended September 30, 2005, the Company granted 180,000 stock options.  We issued 155,000 three year options to purchase common stock at $1.50 per shares exercisable on July 26, 2005, expiring on July 26, 2008 to employees from the 2002 Employee Stock Option Plan. The fair value of the options was calculated at $27,373 using the Black Scholes Calculation at date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years.  On September 30, 2005 we issued 25,000 options for consulting services at $1.75 per share for a term of three years which will expire on September 30, 2008.  The fair value of the options was calculated at $2,768 using the Black Scholes Calculation at the date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of three years. We recorded an expense of $30,141 for the three month period ended September 30, 2005 and $91,874 for the nine month period ended September 30, 2005, in accordance with SFAS 123R which was adopted by the Company on January 1, 2005.

In the three months ended September 30, 2005, no options were exercised for common stock.   In the three months ended September 30, 2005, 250,000 common stock options expired unexercised or were cancelled.

During the three months ended September 30, 2005, no common stock warrants were issued.

Liquidity and Capital Resources:  At September 30, 2005, the Company’s working capital decreased by $3,934,043 to ($2,735,024) from $1,199,019 at December 31, 2004 primarily as the result of the increase in accounts payable, accounts payable to related party and accrued expenses which in total increased by $5,750,754 exceeding the combined increase accounts receivable, inventory, cash and prepaid expenses by $3,202,535 which in total increased by $2,548,219.  Total cash increased from $1,306,416 at year-end to $1,545,700 as of September 30, 2005. We received $1,960,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940.  Frank Simola also made a loan to us payable upon

Powercold Corporation Form 10Q - September 30, 2005

demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%. On September 1, 2005, Frank Simola also made a loan to us payable upon demand, in the amount of $750,000 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  On September 30, 2005 we received $1,338,500 as a settlement on royalties due from an Agreement entered into between Wittcold Systems, Inc. (now known as Witt Corp.) and International Cryogenic Systems Corporation (now known as PowerCold Corporation) on or about May 1, 1996, relating to the purchase and sale of the stock in Realcold Systems, Inc.  As part of this agreement a minimum royalty was due to PowerCold in the amount of $2,000,000 less any royalties paid to PowerCold before May 1, 2006.  Since the execution of the agreement Wittcold paid approximately $217,449 in royalties per the agreement.  A dispute developed regarding the minimum future royalty due on May 1, 2006, and a compromise was reached to settle all claims for a payment on September 30, 2005, in the amount of $1,388,500 to PowerCold Corporation by Witt Corp.

Inventory increased 12.7% to $136,334 from the year ended December 31, 2004 due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.

Status of Operations: We intend to continue to utilize and develop our intangible assets.  At September 30, 2005, intangible assets comprised 9% of our total assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It’s our opinion that the cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  We believe that our working capital is insufficient to support its growth plans for 2005.  We recently became the beneficiary of up to a $25 Million financing program from a major commercial mortgage corporation, which provides our customers a leasing credit facility.  The $25 Million financing program is provided directly to our customers to finance as a lease the PowerCold HVAC system on a rolled up, turnkey basis which includes the equipment, design, engineering, installation and scheduled periodic maintenance expense at 100% of the cost. This lease financing offers advantages over typical equipment only leases by eliminating the need for the customer to pay engineer, design, installation costs as they are incurred.   We also recently received $5 million in convertible debt financing on July 30, 2004.

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

PowerCold ComfortAir Solutions, Inc., is also named as a Defendant in an action for recovery of $16,170 in fees, costs and attorneys fees, claimed by the Plaintiff Big Sky Plumbing & Heating, a mechanical contractor. Big Sky seeks such fees for the installation of a third party designed cooling system. PowerCold ComfortAir Solutions inherited this installation from a previous licensed technology application. We believe that Big Sky Plumbing & Heating submitted fraudulent invoices to PowerCold ComfortAir Solutions in excess of amounts authorized for services.  The suit was filed on March 30, 2004. We have filed a counterclaim against Plaintiff for unspecified damages, costs, and attorneys fees.  As of June 20, 2005 the plaintiff has failed to respond to discovery requests by the due date.  A jury trial date has been set for December 12, 2005 with a pretrial court ordered settlement conference, with a neutral third party settlement master, no later than May 13, 2005.  (Montana First Judicial District Court, Lewis & Clark County, Cause No. ADV-2004-151).  The settlement conference has not been rescheduled.  As of July 17, 2005 we have filed a motion with the court to compel the production of discovery.  As of September 14, 2005 we have filed a Motion to Dismiss for failure of the plaintiff (Big Sky) to comply with the production of discovery and requested an order of Dismissal with Prejudice from the court regarding the claim against us. PowerCold has filed a counter claim against Big Sky Plumbing.  On September 30, 2005 PowerCold made a final offer to settle for $6,500 to conclude this matter to avoid the cost of mediation and litigation as Big Sky filed discovery responses at the final hour.

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

Powercold Corporation Form 10Q - September 30, 2005

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

PowerCold ComfortAir Solutions, Inc. has a suit pending, to be filed against Pat Cook Construction in the County Court of the Twelfth Judicial Circuit in and for the County of Sarasota, Florida for damages in the amount of $11,017.10, an unpaid balance due for work completed, plus interest and attorney’s fees pending written confirmation from the project developer that Pat Cook Construction has been paid in full for the products provided by PowerCold ComfortAir Solutions, Inc.  As of October 18, 2005 the attorney for Pat Cook Construction offered to settle for damages in the full amount of $11,017.10 pending an acceptable release.  Mediation scheduled for October 19, 2005 was cancelled in anticipation of the settlement.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Powercold Corporation Form 10Q - September 30, 2005

Item 6.  Exhibits.

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

Powercold Corporation Form 10Q - September 30, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: November 14, 2005