Form 10-Q/A
period 2005-06-30
POWERCOLD CORP
filed 2006-03-29
CIK 827055

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

29

Item 2.

Changes in Securities.

30

Item 3.

Defaults Upon Senior Securities.

30

Item 4.

Submission of Matters to a Vote of Security Holders.

30

Item 5.

Other Information.

30

Item 6.

Exhibits

31

Signature

32

Certifications

33

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         3

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,
	2005	December 31,
	Unaudited (Restated)	2004	2003
ASSETS
CURRENT ASSETS
Cash	$467,459	$1,206,416	$374,678
Restricted cash	103,694	100,000	-
Contracts and retentions receivable, net of allowance	6,579,178	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	171,504	120,926	11,156
Prepaid expenses	320,427	141,790	100,118
Total Current Assets	7,642,262	6,980,242	3,119,982
OTHER ASSETS
Property and equipment, net	296,569	335,675	135,858
Patent rights and related technology, net	1,359,382	1,248,805	1,306,731
Contracts in place	216,425	-	-
Securities available for sale	-	-	19,317
Deposits	12,479	10,828	10,828
Total Other Assets	1,884,855	1,595,308	1,472,734
TOTAL ASSETS	$9,527,117	$8,575,550	$4,592,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and retentions payable	$4,684,600	$3,577,077	$896,447
Accrued expenses	312,141	189,387	356,583
Billings in excess of costs and estimated earnings
on contracts in progress	380,873	380,873	947,807
Commissions and royalty payable	165,563	252,948	8,180
Accounts payable, related party	783,597	172,236	417,236
Convertible debt, net of discounts	1,166,667	1,166,666	334,014
Notes payable, current portion	41,764	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	7,535,205	5,781,223	2,960,899
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	3,020,235	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Total Long-term Liabilities	3,028,035	2,764,136	-
COMMITMENTS AND CONTINGENCIES	56,105	-	69,417
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 24,731,696; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	24,732	23,486	21,578
Additional paid-in capital	22,009,614	20,621,207	17,384,460
Accumulated deficit	(23,126,574)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(1,092,228)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,527,117	$8,575,550	$4,592,716

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         4

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended June 30,
	2005	2004	2003
	Unaudited (Restated)	Unaudited	Unaudited
REVENUES
Contracts including equipment	$1,435,739	$2,125,955	$-
Equipment	365,043	235,155	2,138,976
Total Revenues	1,800,782	2,361,110	2,138,976

COST OF REVENUES
Direct labor and equipment-contracts	1,199,934	1,678,490	-
Direct labor and material-equipment	280,268	53,034	1,758,372
Warranty expense	39,990	46,841	-
Manufacturing supplies	14,662	8,167	-
Shipping and handling	1,825	41,569	-
Total Cost of Revenues	1,536,965	1,828,101	1,758,372

GROSS PROFIT (LOSS)	263,817	533,009	380,604

OPERATING EXPENSES
Sales, marketing and advertising	180,560	28,898	4,147
General and administrative	582,886	743,914	751,275
Research and development	243,500	15,883	-
Legal and accounting	103,134	132,716	-
Depreciation and amortization	20,928	32,793	46,063
Total Operating Expenses	1,131,008	954,204	801,485

LOSS FROM OPERATIONS	(867,191)	(421,195)	(420,881)

OTHER INCOME (EXPENSES)
Interest income	(48,679)	467	59
Interest and financing expense	(462,271)	(154,340)	(953)
Other income (expense)	69,884	1,374	237,529
Total Other Income (Expenses)	(441,066)	(152,499)	236,635

LOSS BEFORE INCOME TAX	(1,308,257)	(573,694)	(184,246)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,308,257)	(573,694)	(184,246)
NET LOSS	(1,308,257)	(573,694)	(184,246)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	-
COMPREHENSIVE LOSS	$(1,308,257)	$(573,694)	$(184,246)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0. 05)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	24,266,403	21,805,083	19,202,066

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         5

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Six Months Ended June 30,
	2005	2004	2003
	Unaudited (Restated)	Unaudited	Unaudited
REVENUES
Contracts including equipment	$2,860,509	$4,239,183	$-
Equipment	518,571	363,030	3,251,310
Total Revenues	3,379,080	4,602,213	3,251,310

COST OF REVENUES
Direct labor and equipment-contracts	2,345,082	3,157,987	-
Direct labor and material-equipment	375,474	105,175	2,677,850
Warranty expense	39,990	99,254	-
Manufacturing supplies	24,594	12,653	-
Shipping and handling	13,214	65,906	-
Total Cost of Revenues	2,798,354	3,440,975	2,677,850
GROSS PROFIT (LOSS)	580,726	1,161,238	573,460

OPERATING EXPENSES
Sales, marketing and advertising	664,784	209,995	100,081
General and administrative	1,206,448	1,411,818	1,205,402
Research and development	336,953	21,157	-
Legal and accounting	142,711	167,471	-
Depreciation and amortization	63,942	52,368	71,131
Total Operating Expenses	2,414,838	1,862,809	1,376,614
LOSS FROM OPERATIONS	(1,834,112)	(701,571)	(803,154)

OTHER INCOME (EXPENSES)
Interest income	4,841	467	119
Interest and financing expense	(752,685)	(309,249)	(1,195)
Other income (expense)	69,884	1,374	237,597
Total Other Income (Expenses)	(677,960)	(307,408)	236,521
LOSS BEFORE INCOME TAX	(2,512,072)	(1,008,979)	(566,633)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,512,072)	(1,008,979)	(566,633)

NET LOSS	(2,512,072)	(1,008,979)	(566,633)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(2,512,072)	$(1,008,979)	$(586,116)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0. 11)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,884,443	21,754,805	19,102,066

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         6

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004	2003
	Unaudited (Restated)	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,512,072)	$(1,008,979)	$(566,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,616	52,368	71,131
Amortization of discount on note payable	264,645	-	(196,324)
Issuance of common stock for services	420,000	188,250	145,800
Options issued for services	62,008	-	-
Warrants issued for financing fees	155,835	-	-
Warrants issued for serivces	-	309,706	-
(Increase) decrease in assets:
Accounts receivable	(1,168,068)	(2,596,385)	(2,413,680)
Inventories	(50,578)	(124,189)	(13,543)
Prepaid expenses	-	-	(56,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	984,674	(50,405)	1,662,139
Accounts payable, related party	-	(28,000)	-
Billings in excess of costs	-	1,185,848	207,937
Net cash used in operating activities	(1,757,940)	(2,071,786)	(1,159,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(115,341)	(5,416)
Purchase of technology	-	-	-
Deposits	(1,651)	-	(13,808)
Net cash used in investing activities	(10,605)	(115,341)	(19,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(632)	(1,195)
Principal payments on loans	(1,018)	-	-
Proceeds from issuance of shares	422,940	670,309	1,975,001
Proceeds from borrowings	-	1,597,203	5,000
Net proceeds from borrowings, related party	611,360	-	(44,524)
Net cash provided by financing activities	1,033,282	2,266,880	1,934,282

Net increase (decrease) in cash	(735,263)	79,753	755,760

Cash at beginning of year	1,306,416	374,678	93,372

Cash at end of period	$571,153	$454,431	$849,132

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         7

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$173,106	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for prepaid consulting	$420,000	$100,000	$-
Issuance of common stock for services	$-	$188,250	$145,800
Warrants issued for financing fees	$155,835	$309,706	$-
Issuance of options for services	$62,008	$-	$-
Stock issue for acquisition	$306,000	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         8

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

NOTE  2- CONTRACTS IN PROGRESS

For the six months ended June 30, 2005 contract amounts, cost, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract	Contract	Gross
	Revenue	Cost	Profit
Total activity	$3,379,080	$2,345,082	$1,033,998

Contracts completed during the six month period	$2,939,080	$1,964,209	$974,871

Contract in progress at June 30, 2005	$440,000	$380,873	$591,127

Cumulative costs to date			$4,309,291
Cumulative gross profit to date			$2,008,869
Cumulative revenue earned			$6,318,160
Less progress bilings to date			$5,937,287

Net over billings			$380,873

Costs and estimated earning on contract
in progrss in excess of billings			-
Billings in excess of costs and estimated
earnings on contracts in progress net over billings			$380,873

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         9

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 4 - COMMON STOCK

During the three months ended June 30, 2005, the Company issued 695,879 common stock shares upon the exercise of options and 200,000 for services in the amount of $270,000 at $1.35 per share, the average of the closing price for the three previous trading days.

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 7 – RESTATEMENT AND CORRECTION OF ERROR

The accompanying consolidated interim financial statements for June 30, 2005 have been restated to correct information concerning revenue. The Company originally recognized revenue under the percentage-of-completion method of accounting for long-term contracts.  Revenue is recognized as work on contracts progresses, however, estimated losses on contracts in progress are charged to operations immediately. During the period ending June 30, 2005 the Company recognized $2,425,941 in revenue and related contract receivables, and $2,020,254 is contract payables and cost of revenues.

Subsequent to the issuance of the original financial statements for the quarter ended June 30, 2005, management discovered that a certain accounting position and information was not correct.  The financial statements have been restated to correct errors in revenue, contract receivables and payables, and related cost of revenues.

These corrections and restatements had increased the reported net loss from $2,106,385 to $2,512,072, and increased the reported net loss per share from $0.09 to $0.11.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         15

ITEM  2.

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

Our financial statements for the year ended December 31, 2004, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At June 30, 2005 we had an accumulated deficit of $ 23,126,574 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of June 30, 2005 are $ 6,579,178 with reported revenue for the three month period and six month period ended June 30, 2005 at $ 1,806,692 and $ 3, 379,080 respectively. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         16

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         17

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         18

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         19

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         20

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         21

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         22

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         23

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

RESULTS OF OPERATIONS – Second Quarter 2005

The Company's Consolidated Statement of Operations for the second quarter ended June 30, 2005 compared to the second quarter ended June 30, 2004:

	% Increase/ Decrease	3 months ended 6/30/2005	3 months ended 6/30/2004	% Increase/ Decrease	6 months ended 6/30/2005	6 months ended 6/30/2004
Total Revenue	(23.5%)	$1,800,702	$2,361,110	( 26. 6%)	$3,379,080	$4,602,213
Cost of Revenue	(15.9%)	$1,536,965	$1,828,101	(18.7%)	$2,798,354	$3,440,975
Gross Profit	(49.4%)	$263,817	$533,009	( 50%)	$580,726	$1,161,238
Operating Loss	51.1%	($867,191)	($421,195)	161,8%	($1, 834,112)	($701,571)
Net Loss	127%	($1,308,257)	($573,694)	140.2%	($2, 512,072)	($1,008,979)
Net Loss per Share	66.6%	($0. 05)	($0.03)	100 ..0%	($0. 11)	($0.05)

Total Revenue for the three-month and six month period ended June 30, 2005 decreased 23.5 % to $ 1,800,782 from $2,361,110 and 26 ..6% to $ 3,379,080 from $4,602,213 in the comparable prior year period respectively primarily through the growth in plan and spec work for chain restaurant and retail store and Nauticon heat exchange products including new products based upon plastic coil technology. Product pricing has remained stable for the last few years although there was a spike in copper prices one year ago which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.  Operating Loss for the three-month and six month period ended June 30, 2005 increased $ 440,086 to ($ 867,191 ), a 9 5% increase from ($421,195) and increased $ 1,132,541 to ($1, 834,112 ), a 161.8 % increase from ($701,571) in the comparable prior year period respectively.  The Total Cost of Revenues increased by $ 289,192 to 15.9 % of revenue as compared to 77.4% of revenue for the comparable three month period in the second quarter of 2004.  The Total Cost of Revenues decreased by $ 642,621 to 18.7 % of revenue as compared to 74.8% of revenue for the comparable six month period in 2004. The cost of direct labor and equipment and direct labor and materials on contracts and equipment revenue decreased from 73.3% of revenue in the second quarter of 2004 to 80.4% of revenue in the second quarter of 2005 and 81.7% of revenue for the six month period ended June 30, 2005 from 70.9% of revenue for the six month period ended June 30, 2004, due to competitive pricing pressure on contracts for plan and spec work for chain restaurants

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         24

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

Net Loss for the three-month and six month periods ended June 30, 2005 increased to ($ 1,308,257 ), a 137 % increase from ($ 573 ,694) and increased to ($2, 512,072 ), a 149 % increase from ($1,008,979) respectively from the comparable prior year periods ended June 30, 2004.  Operating Expense for Sales, Marketing and Advertising increased by $454,789 to 11. 1 % of revenue from 4.6% of revenue in the prior year six month period ended June 30, 2004.  The significant portion of the increase was directly related to sales salary and sales expense related to efforts with the hospitality industry and national chain stores which included increases in travel related and show & meetings expense for the hospitality industry conventions.  General and Administrative expense decreased $205,370, a decrease as a percent of revenue at 20.8% for the first two quarters of 2005 as compared to 30.7% of revenue for the same period in 2004.  R&D expense increased $315,796 to 5.8% of total revenue as compared to 0.5% of revenue for the same six month period ended June 30, 2004 for continued work on plastic heat exchange products and new product development for the wet/dry fluid coolers.  Operating losses were higher than expected due to the disproportionate increase in the number of lower margin bid spec contracts for retail and restaurant chain accounts and the significant increases in R&D and Sales, Marketing & Advertising expenses for the period. Accounting and legal expense related to stock registrations and the defense of two lawsuits remain high at $103,134 and $142,711 for the three and six month period ended June 30, 2005, and are expected to continue at the current rate until lawsuits are resolved and the registrations filed with the SEC become effective.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

Net Loss Per Share for the three-month period ended June 30, 2005 increased to ($0. 05 ) from ($0.03) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 24,266,403 for the three-month period ended June 30, 2005 and 21,805,083 for the three month period ended June 30, 2004.   Net Loss Per Share for the six-month period ended June 30, 2005 increased to ($0. 11 ) from ($0.05) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 23,884,443 for the six-month period ended June 30, 2005 and 21,754,805 for the six-month period ended June 30, 2004.   Interest and financing expense increased 199 ..6% to $ 462,271 as compared to the second quarter of 2004 and 143.4% to $752,685 for the six month period ended June 30, 2005 and the prior year period due to interest expense on the $5 million convertible debt placed with Laurus on July 29, 2004 and the issuance of additional warrants to Laurus for the rescheduling of principal repayment and late effectiveness of a stock registration filed with the SEC.

The Company’s sales and revenue continue to grow through the three month period ended June 30, 2005.  Total revenue of $ 1,800,782 for the three months ended June 30, 2005 decreased from the first quarter revenue of $2,361,110 for 2004 and $2,138,976 for 2003.  The Company’s revenue for the six month period ended June 30, 2005 was $ 3,379,080 as compared to the same period in 2004 and 2003 at $4,602,213 and $3,251,310.    The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 5 % rate per quarter based upon historical performance however there is no guarantee that we will close new contracts at the rate that has occurred in the past.  Cost of revenue should decline from the historical high of 84% in the first quarter of 2005 as we reduce our dependence on low margin bid and spec work for retail and restaurant chain store and focus on proprietary HVAC design and engineering marketed directly to the national accounts. We anticipate reduced losses with increased revenue and lower cost of revenue but will not attain profitability in the third quarter of 2005 as it is unlikely that gross margins will improve significantly in the short term until hospitality business increases.  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         25

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

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2005 compared to year ending December 31, 2004:

For the second quarter ended June 30, 2005, total current assets increased 9.5 % to $ 7,642,262 from $6,980,242 and total assets increased 11 ..1% to $9,527,117 from $8,575,550 for the year ending December 31, 2004.  Total Current Liabilities increased 30.4% to $7,535,205 for the second quarter ended June 30, 2005 compared to $5,781,223 for the year ending December 31, 2004. The current ratio is 1.05 to 1.  Total liabilities at June 30, 2005 increased to $ 10,563,240 with a resultant negative total stockholders' equity of ($ 1,092,228 ), a decrease of $ 1,062,037 as compared to $30,191 for the year ending December 31, 2004 due to an 30.1 % increase in accounts payable to $ 4,684,600 , a 64.8% increase in accrued expenses to $312,141 and a 355% increase in accounts payable to a related party to $783,597.

The increase in assets was mainly due to and increase of $ 1,168,068 in Accounts Receivable on $ 3,379,080 in revenue. Accounts Receivable currently exceeds Accounts Payable, Accrued expenses and Billings in excess of costs and estimated earnings on contracts in progress by $1, 201,564 and has increased by $ 604,192 from the previous quarterly reporting period of $ 5,974 ,986 at the quarter ended March 31, 2005.  Inventory increased by $50,578 to $171,504 from investment in material for plastic heat exchange products and prepaid expenses increased by $178,637 to $320,427 primarily related to our insurance policies while cash decreased by $ 738,957 to $ 467,459 as compared to the year ended December 31, 2004.  Patent rights and related technology increased by $110,577 and Contracts in place increased by $216,425 as the result of the acquisition the assets of Sterling Mechanical, Inc.  Accounts Payable increased by $ 1,107,523 from the year end 2004 in part as a result of several new contracts and orders from chain stores, increased spending on R&D and increased sales and marketing expense. The increase in receivables continues to put significant pressure upon the cash flow. A substantial reduction in Accounts Receivables and increased cash flow from completed installations is necessary for the continued operation of the company.  The increase in liabilities since December 31, 2004 was mainly due to the increase in payables and accrued expenses related to hospitality contracts and a loan from a related party.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         26

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

Liquidity and Capital Resources:  At June 30, 2005, the Company’s working capital decreased by $ 1,091,962 to $ 107,057 from $1,199,019 at December 31, 2004 primarily as the result of the increase in accounts payable, accounts payable to related party and accrued expenses which in total increased by $ 1,841,638 exceeding the combined increase accounts receivable, inventory and prepaid expenses which in total increased by $ 662,020 but was offset by a reduction of $ 738,957 in cash.  Total cash decreased from $1, 206 ,416 at year-end to $ 467,459 as of June 30, 2005. We received $1,210,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940.  Frank Simola also made a loan to us payable upon demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         27

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         28

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         29

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         30

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         31

Item 6.  Exhibits

(a)   Exhibits

No.

Description

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Grayling Hofer, Chief Accounting Officer and Principal Financial Officer

pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Grayling Hofer, Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         32

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: March 20, 2006