Form 10-Q/A
period 2005-09-30
POWERCOLD CORP
filed 2006-03-29
CIK 827055

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

9

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

16

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

30

Item 4.

Controls and Procedures.

30

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

32

Item 2.

Changes in Securities.

33

Item 3.

Defaults Upon Senior Securities.

33

Item 4.

Submission of Matters to a Vote of Security Holders.

33

Item 5.

Other Information.

33

Item 6.

Exhibits.

34

Signature

35

Powercold Corporation Form 10Q - September 30, 2005

PART I

Item 1 - Consolidated Financial Statements

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005 (Restated)	2004	2003
ASSETS

CURRENT ASSETS
Cash	$1,459,865	$1,206,416	$374,678
Restricted cash	85,835	100,000	-
Contracts and retentions receivable, net of allowance	3,638,877	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	136,334	120,926	11,156
Prepaid expenses	249,130	141,790	100,118
Total Current Assets	5,570,041	6,980,242	3,119,982

OTHER ASSETS
Property and equipment, net	273,575	335,675	135,858
Patent rights and related technology, net	1,355,062	1,248,805	1,306,731
Securities available for sale	-	-	19,317
Deposits	12,479	10,828	10,828
Total Other Assets	1,641,116	1,595,308	1,472,734

	-	-	-

TOTAL ASSETS	$7,211,157	$8,575,550	$4,592,716

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005 (Restated)	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts and retentions payable	$4,231,767	$3,577,077	$896,447
Accrued expenses	610,446	189,387	356,583
Accrued interest	20,039	-	-
Billings in excess of costs and estimated earnings
on contracts in progress	380,873	380,873	947,807
Commissions and royalty payable	145,153	252,948	8,180
Accounts payable, related party	1,478,597	172,236	417,236
Convertible debt, net of discounts	2,000,000	1,166,666	334,014
Notes payable, current portion	48,305	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	8,915,180	5,781,223	2,960,899

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	1,819,762	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Capital leae payable, net of current portion	-		-
Total Long-term Liabilities	1,827,562	2,764,136	-

COMMITMENTS AND CONTINGENCIES		-	69,417

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 24,731,696; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	24,832	23,486	21,578
Additional paid-in capital	22,069,514	20,621,207	17,384,460
Accumulated deficit	(25, 625,931)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(3,531,585)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,211,157	$8,575,550	$4,592,716

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,
	2005 (Restated)	2004	2003
REVENUES
Contracts including equipment	$3,413,325	$7,348,302	$-
Equipment	642,435	-	3,251,310
Total Revenues	4,055,760	7,348,302	3,251,310

COST OF REVENUES
Direct labor and equipment-contracts	2,924,425	5,750,312	-
Direct labor and material-equipment	549,174	-	2,677,850
Warranty expense	273,184	-	-
Manufacturing supplies	42,081	-	-
Shipping and handling	20,157	-	-
Total Cost of Revenues	3,809,021	5,750,312	2,677,850
GROSS PROFIT (LOSS)	246,739	1,597,990	573,460

OPERATING EXPENSES
Sales, marketing and advertising	928,555	675,915	100,081
General and administrative	2,061,357	2,165,718	1,205,402
Research and development	513,243	-	-
Legal and accounting	200,833		-
Bad Debt	2,021,122	250,000
Depreciation and amortization	111,450	82,355	71,131
Total Operating Expenses	5,836,559	3,173,988	1,376,614

LOSS FROM OPERATIONS	(5,589,821)	(1,575,998)	(803,154)

OTHER INCOME (EXPENSES)
Interest income	7,165	4,500	119
Interest and financing expense	(976,925)	(311,460)	(1,195)
Other income roylaties (expense)	1,429,356
Other income (expense)	118,796	5,423	237,597
Total Other Income (Expenses)	578,392	(301,537)	236,521

LOSS BEFORE INCOME TAX	(5,011,429)	(1,877,535)	(566,633)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(5,011,429)	(1,877,535)	(566,633)

NET LOSS	(5,011,429)	(1,877,535)	(566,633)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(5,011,429)	$(1,877,535)	$(586,116)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0. 20)	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	24,798,363	21,754,805	19,102,066

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2005 (Restated)	2004	2003
REVENUES
Contracts including equipment	$552,816	$2,540,666	$-
Equipment	123,864	205,424	2,138,976
Total Revenues	676,680	2,746,090	2,138,976

COST OF REVENUES
Direct labor and equipment-contracts	579,343	2,309,337	-
Direct labor and material-equipment	173,700	-	1,758,372
Warranty expense	233,194	-	-
Manufacturing supplies	17,487	-	-
Shipping and handling	6,943	-	-
Total Cost of Revenues	1,010,667	2,309,337	1,758,372
GROSS PROFIT (LOSS)	(333,987)	436,753	380,604

OPERATING EXPENSES
Sales, marketing and advertising	263,771	149,463	4,147
General and administrative	854,909	565,272	751,275
Research and development	176,290	-	-
Legal and accounting	58,122	-	-
Bad Debt	2,021,122	250,000
Depreciation and amortization	47,508	29,986	46,063
Total Operating Expenses	3,421,721	994,721	801,485
LOSS FROM OPERATIONS	(3,755,709)	(557,968)	(420,881)

OTHER INCOME (EXPENSES)
Interest income	2,324	4,033	59
Interest and financing expense	(224,240)	(2,211)	(953)
Other income royalties (expense)	1,429,356
Other income (expense)	48,912	4,049	237,529
Total Other Income (Expenses)	1,256,352	5,871	236,635

LOSS BEFORE INCOME TAX	(2,499,357)	(552,097)	(184,246)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,499,357)	(552,097)	(184,246)

NET LOSS	(2,499,357)	(552,097)	(184,246)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	-
COMPREHENSIVE LOSS	$(2,499,357)	$(552,097)	$(184,246)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0. 10)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	24,798,363	21,754,805	19,202,066

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2005 (Restated)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,011,429)	$(1,877,535)	$(402,078)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	111,450	82,355	74,955
Inpairment of Goodwill			16,866
Forgivness of Debt			(196,324)
Bad Debt Expense	2,021,122	250,000
Amortization of discount on note payable	527,636	-	-
Issuance of common stock for services	500,000	112,250	145,800
Options issued for services	91,874	-	-
Warrants issued for financing fees	168,365	309,706	-
Warrants issued for serivces	-	-	-
(Increase) decrease in assets:		76,000
Accounts receivable	(248,889)	(4,767,437)	(3,512,835)
Cost in excess of Billings		245,535
Inventories	(15,408)	(105,273)	(53,145)
Prepaid expenses	(107,340)	(113,189)	2,802
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,215,518	1,034,186	2,732,016
Accrued interest	20,039	-	-
Accounts payable, related party	-	-	-
Billings in excess of costs	-	1,220,702	-
Net cash used in operating activities	(727,062)	(3,532,700)	(1,191,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(307,861)	(5,416)
Paid Royalties		(8,180)	-
Purchase of technology	-	-	-
Deposits	(1,651)	-	(91,196)
Net cash used in investing activities	(10,605)	(316,041)	(96,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(630)	(1,195)
Principal payments on loans	(502,840)	-	-
Proceeds from issuance of shares under private placement	422,940	800,309	2,287,078
Proceeds from borrowings, related party	1,807,060	-	-
Proceeds from short-term borrowings	-	4,358,500	5,000
Financing by closed segment			(222,342)
Repayment of short-term borrowings, related party	(750,209)	(210,704)	(104,554)
Net cash provided by financing activities	976,951	4,947,475	1,963,987

Net increase (decrease) in cash	239,284	1,098,734	675,432
Cash at beginning of year	1,306,416	374,678	93,372
Cash at end of period	$1,545,700	$1,473,412	$768,804

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

NOTE  2- CONTRACTS IN PROGRESS

For the nine months ended September 30, 2005 contract amounts, cost, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	Contract	Contract	Gross
	Revenue	Cost	Profit
Total activity	$3,413,325	$2,924,425	$488,900

Contracts completed during the nine month period	$3,413,325	$2,924,425	$488,900

Contract in progress at September 30, 2005	-	-	-

Cumulative costs to date			$2,924,425
Cumulative gross profit to date			$488,900
Cumulative revenue earned			$3,413,325
Less progress bilings to date			$3,794,198

Net over billings			$380,873

Costs and estimated earning on contract
in progrss in excess of billings			-
Billings in excess of costs and estimated
earnings on contracts in progress net over billings			$380,873

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

SEPTEMBER 30, 2005

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

SEPTEMBER 30, 2005

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

SEPTEMBER 30, 2005

NOTE 7 – RESTATEMENT AND CORRECTION OF ERROR

The accompanying consolidated interim financial statements for September 30, 2005 have been restated to correct information concerning revenue. The Company originally recognized revenue under the percentage-of-completion method of accounting for long-term contracts.  Revenue is recognized as work on contracts progresses, however, estimated losses on contracts in progress are charged to operations immediately. During the period ending September 30, 2005 the Company recognized $7,315,096 in revenue and related contract receivables, and $6,356,490 is contract payables and cost of revenues.

Subsequent to the issuance of the original financial statements for the quarter ended September 30, 2005, management discovered that a certain accounting position and information was not correct.  The financial statements have been restated to correct errors in revenue, contract receivables and payables, and related cost of revenues.

These corrections and restatements had increased the reported net loss from $4,261,845 to $5,011,429, and increased the reported net loss per share from $0.17 to $0.20.

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

Our financial statements for the year ended December 31, 2004, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At September 30, 2005 we had an accumulated deficit of $25, 625,931 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Net Accounts receivable as of September 30, 2005 are $ 3,638,877 with reported revenue for the three month period and nine month period ended September 30, 2005 at $ 552,816 and $ 3,413,325 respectively. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.  Our plans for 2005 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2004 we experienced a significant growth in revenue from the Central HVAC Air Conditioning Systems and higher gross margins from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Central HVAC Systems and Plastic Heat Exchange Products in 2005 support our plans going forward.  We plan to exploit the last two years of engineering development and to focus engineering, sales and marketing resources on the Company’s proprietary Environmental Air Treatment System, which is our central HVAC air conditioning system for large commercial buildings, directing our efforts at the growth segments of the hospitality industry.  We also plan to expand our direct marketing efforts to corporate national account chain stores and restaurants with our proprietary HVAC system, and reduce custom bid spec marketing for retail stores and restaurants that have lower gross margins per project.  Secondly, we intend to capitalize upon our investment in the research and the development of our plastic products with the delivery of the “plastic kits” to four OEM fluid cooler companies.  Two fluid cooler OEM companies showed their proprietary products with PowerCold’s plastic components for the first time at the ASHRAE convention in early February 2005.  Recently, we have successfully developed and installed the first plastic fluid cooler that can be used for residential buildings and expanded to larger commercial buildings.  We expect added revenues and improved margins in products that use plastic coils in place of copper coils.  We are also focusing on cash management and addressing the past due accounts receivable through a rigorous collections policy. We attribute the high accounts receivable to the significant revenue growth rate and startup marketing growth pains during 2003 and 2004.  We directed our focus on the hospitality industry and plastic products in 2005 and away from bid spec jobs that have historically generated lower gross margins.  During the third quarter of 2005 we declined to accept $1,630,394 in approved contract offers on eighteen (18) bid spec retail chain store projects as the margins were insufficient to be profitable.  Weather related damage in Florida, Mississippi and Louisiana caused the cancellation of several projects and an increase in the reserve for bad debt due to the likelihood that certain projects in progress will not be completed. Other projects with completed engineering will not start construction in the foreseeable future.  We intend to raise capital through the licensing of our heat exchange technology in markets outside of North America with five and ten year licensing

Powercold Corporation Form 10Q - September 30, 2005

agreements that include annual renewal fees and royalties based on sales. Exploratory discussions with several companies are underway for long term (five to ten year) nonexclusive manufacturing rights and exclusive territorial distributions rights for our patented heat exchange technology outside of North America.  The basis of discussions involve a one time license fee and continuing royalty payments for the term of the license based upon units manufactured or revenue derived from sales through distribution.   Discussions are ongoing and no agreements have been finalized. We see this as an opportunity to capitalize upon the intellectual property of PowerCold and our ongoing R&D efforts regarding heat exchange technology for the HVAC industry.  The recent execution of five year exclusive purchase agreement with E.I. du Pont de Nemours for Caltel® plastic tubing for use in the HVAC field of Fluid Coolers and Fan Coil Heat Exchangers supports our plans to develop the plastic heat exchange OEM market through product licensing, new product development and commercial application of plastic heat exchangers for the retrofit fan coil market.  Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

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

Powercold Corporation Form 10Q - September 30, 2005

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

Between May 12 and May 16, 2005, we received $1,210,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940, and a loan to us payable upon demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  On September 1, 2005 Frank Simola made a loan to us in the amount of $750,000 payable upon

Powercold Corporation Form 10Q - September 30, 2005

demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  During 2005 Frank Simola was repaid $290,700. At September 30, 2005 the interest accrued for the loans from Frank Simola was $25,389. At September 30, 2005 the balance of the Notes payable to Frank Simola (Simco) was $1,418,597.

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

for room air distribution, was the first application designed for the new plastic heat exchanger. PowerCold has also developed and installed new unique Fluid Coolers of various sizes that incorporates Caltrel® plastic tubing.

OCTOBER 20, 2005 – PowerCold Corporation announced an agreement with Park Place Properties, LLC to provide a turnkey HVAC system including engineering, plumbing and fire sprinkler designed package for the new five-story 209-room Wingate Inn and Suites in Las Vegas, Nevada. The $2.8 million project will utilize PowerCold’s proprietary HVAC central system, including its patented closed loop evaporative condensers.

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

Powercold Corporation Form 10Q - September 30, 2005

RESULTS OF OPERATIONS – Third Quarter 2005

The Company's Consolidated Statement of Operations for the third quarter ended September 30, 2005 compared to the third quarter ended September 30, 2004:

	% Increase/ Decrease	3 months ended 9/30/2005	3 months ended 9/30/2004	% Increase/ Decrease	9 months ended 9/30/2005	9 months ended 9/30/2004
Total Revenue	( 305.8%)	$676,680	$2,746,090	(44.8%)	$4,055,760	$7,348,302
Cost of Revenue	( 228.2%)	$1,010,667	$2,309,337	(33.8%)	$3,809,021	$5,750,312
Gross Profit	( 230 ..7%)	$ (333,987)	$436,753	( 84.6%)	$246,739	$1,597,990
Operating Loss	673.1%	($3, 755,709)	($557,968)	251.2%	($5,589,821)	($1,575,998)
Net Loss	507.0%	($2, 499,357)	($552,097)	167.8%	($5,011,429)	($1,877,535)
Net Loss per Share	233 ..0%	($0. 10)	($0.03)	122%	($0. 20)	($0.09)

Total Revenue for the three-month period ended September 30, 2005 decreased 305.8 % to $ 676,680 from $2,746,090 and for the nine month period ended September 30, 2005 decreased 44.8 % to $ 4,055,760 from $7,348,302 in the comparable prior year periods. The decrease in revenue during the three month period is directly related to the rejection of contracts for plan and spec work for chain restaurant and retail store that don’t meet the minimum gross margin requirements established by management during the third quarter. Product pricing has remained stable for the last few years although there was a spike in copper prices one year ago which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.  Operating Loss for the three-month and nine month period ended September 30, 2005 increased $ 3,197,741 to ($3, 755,709 ), a 574 % increase from ($557,968) and increased $ 4,013,823 to ($ 5,589,821 ), a 251.2 % increase from ($1,575,998) in the comparable prior year period respectively.  The Total Cost of Revenues decreased by $1 ,298,670 on lower revenue to (63%) of revenue as compared to 84.1% of revenue for the comparable three month period in the third quarter of 2004.  The Total Cost of Revenues increased by $1, 941,291 to 94 % of revenue as compared to 78.3% of revenue for the comparable nine month period in 2004. The cost of direct labor and equipment and direct labor and materials on contracts and equipment revenue decreased from 84.1% of revenue in the third quarter of 2004 to (150%) of revenue in the third quarter of 2005 and 9 4% of revenue for the nine month period ended September 30, 2005 from 78.3% of revenue for the nine month period ended September 30, 2004, due to competitive pricing pressure on contracts for plan and spec work for chain restaurants and retail stores.  Warranty cost recorded for the third quarter of 2005 was $233,194 and $273,184 for the nine month period ended September 30, 2005 with no recorded expenses in the comparable periods in 2004.  Recorded warranty expense is directly related to designs from 2003 and early 2004. Corrective action was implemented for all units in the field and product design changes initiated which have resulted in a temporary increase in direct labor and material costs for equipment.

Net Loss for the three-month and nine month periods ended September 30, 2005 increased to ($2, 499,357 ), a 353 % increase from ($552,097) and increased to ($ 5,011,429 ), a 167.8 % increase from ($1,877,535) respectively from the comparable prior year periods ended September 30, 2004.  Operating Expense for Sales, Marketing and Advertising increased by $252,640 to 23 % of revenue from 9.2% of revenue in the prior year nine month period ended September 30, 2004.  The significant portion of the increase was directly related to sales salary and sales expense related to efforts with the hospitality industry and national chain stores which included increases in travel related and show & meetings expense for the hospitality industry conventions.  General and Administrative expense decreased by $104,361, to 51 % of revenue as compared to 29.5% of revenue for the comparable nine month period in 2004 with an increase in G&A expense recorder in the three month period ended September 30, 2005 of $289,637 to $854,909, 38.7% of revenue, as compared to the prior year period due to increased sales and travel expense.  R&D expense recorded for the nine month period was $513,243 at 6.4% of total revenue for continued work on plastic heat

Powercold Corporation Form 10Q - September 30, 2005

exchange products and new product development for the wet/dry fluid coolers.  Operating losses were higher than expected due to the significant portion of revenue attributed to the number of lower margin bid spec contracts for retail and restaurant chain accounts, $2,021,122 in bad debt expense recorded as an impairment to receivables as weather related damage in Florida, Mississippi and Louisiana caused the cancellation of several projects and an increase in the reserve for bad debt due to the likelihood that certain projects in progress will not be completed and others with completed engineering will not start construction in the foreseeable future, increases in R&D and Sales, Marketing & Advertising expenses for the period. Accounting and legal expense related to stock registrations and the defense of two lawsuits remain high at $58,122 and $200,833 for the three and nine month period ended September 30, 2005, and are expected to continue at the current rate until lawsuits are resolved and the registrations filed with the SEC become effective.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

Net Loss Per Share for the three-month period ended September 30, 2005 increased to ($0. 10 ) from ($0.03) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 24,798,363 for the three-month period ended September 30, 2005 and 21,754,805 for the three month period ended September 30, 2004.   Net Loss Per Share for the nine-month period ended September 30, 2005 increased to ($0. 20 ) from ($0.09) for the prior year. Net loss per share was based on weighted average number of shares of 24,798,363 for the nine-month period ended September 30, 2005 and 21,754,805 for the nine-month period ended September 30, 2004.   Interest and financing expense increased $126,690 to $128,901 as compared to the third quarter of 2004 and 87.7% to $584,625 for the nine month period ended September 30, 2005 in the prior year period due to interest expense on the $5 million convertible debt placed with Laurus on July 29, 2004 and the issuance of additional warrants to Laurus for the rescheduling of principal repayment and late effectiveness of a stock registration filed with the SEC.

The Company’s sales and revenue declined in the three month period ended September 30, 2005 from the same three month period in the prior year.  Total revenue of $ 676,680 for the three months ended September 30, 2005 lagged third quarter revenue of $2,746,090 by $ 2,069,410 for 2004 and decreased from 2003 revenue of $2,138,976 by $ 1,462,296.  The Company’s revenue for the nine month period ended September 30, 2005 was $ 4,055,760 as compared to the same period in 2004 and 2003 at $7,348,302 and $3,251,310 respectively. The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 5% rate per quarter based upon historical performance however there is no guarantee that we will close new contracts at the rate that has occurred in the past.  Cost of revenue should decline from the recent historical high of 99% in the third quarter of 2005 as we reduce our dependence on low margin bid and spec work for retail and restaurant chain store and focus on proprietary HVAC design and engineering marketed directly to the national accounts. We anticipate reduced losses with increased revenue and lower cost of revenue but will not attain profitability in the fourth quarter of 2005 as it is unlikely that gross margins will improve significantly in the short term until hospitality business increases.  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of two new chains.

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

Powercold Corporation Form 10Q - September 30, 2005

water usage, and lower maintenance cost. Since plastic products first shipped in the fourth quarter of 2004 our bid submittals for Nauticon products with plastic coils has increased steadily.

The Company's Consolidated Balance Sheet as of the third quarter ended September 30, 2005 compared to year ending December 31, 2004:

For the third quarter ended September 30, 2005, total current assets decreased 21 % to $ 5,570,041 from $6,980,242 and total assets decreased 16 % to $ 7,211,157 from $8,575,550 for the year ending December 31, 2004.  Total Current Liabilities increased 55 % to $ 8,915,180 for the third quarter ended September 30, 2005 compared to $5,781,223 for the year ending December 31, 2004. The current ratio is 0. 63 to 1.  Total liabilities at September 30, 2005 increased to $ 10,742,742 with a resultant negative total stockholders' equity of ($ 3,531,585 ), a decrease of $ 3,501,394 as compared to $30,191 for the year ending December 31, 2004 due to an 1 9% increase in accounts payable to $ 4,231,767 , a 22 3% increase in accrued expenses to $610,446 and a 758.5% increase in accounts payable to a related party to $1,478,597.

The decrease in assets was mainly due to a decrease of $ 1,772,233 in Accounts Receivable on $ 3,413,325 in revenue. Accounts Receivable, net of allowance, currently lag Accounts Payable, Accrued expenses and Billings in excess of costs and estimated earnings on contracts in progress by $994,433 and has decreased by $413,489 from the previous quarterly reporting period of $9,005,119 at the quarter ended June 30, 2005.  Inventory increased by $15,408 to $136,334 from investment in material for plastic heat exchange products and prepaid expenses increased by $107,340 to $249,130 primarily related to our insurance policies while cash increased by $239,284 to $1,545,700 as compared $1,306,416 at the year ended December 31, 2004.  Patent rights and related technology decreased by $ 106,257.  Accounts Payable increased by $ 654,690 from the year end 2004 in part as a result of several new contracts and orders from chain stores, increased spending on R&D, legal and accounting expense related to lawsuits and pending registration with the SEC and increased sales and marketing expense. The increase in receivables continues to put significant pressure upon the cash flow. A substantial reduction in Accounts Receivables and increased cash flow from completed installations is necessary for the continued operation of the company.  The increase in liabilities since December 31, 2004 was mainly due to the increase in payables and accrued expenses related to hospitality contracts and a loan from a related party.

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

Liquidity and Capital Resources:  At September 30, 2005, the Company’s working capital decreased by $ 2,146,120 to ($ 3, 345,139 ) from $1,199,019 at December 31, 2004 primarily as the

Powercold Corporation Form 10Q - September 30, 2005

result of the increase in accounts payable, accounts payable to related party and accrued expenses which in total increased of $2,382,110 exceeding the combined increase accounts receivable, inventory, cash and prepaid expenses by $3 62,032 which in total increased by $2, 020,078.  Total cash increased from $1,306,416 at year-end to $1,545,700 as of September 30, 2005. We received $1,960,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940.  Frank Simola also made a loan to us payable upon demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%. On September 1, 2005, Frank Simola also made a loan to us payable upon demand, in the amount of $750,000 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  On September 30, 2005 we received $1,338,500 as a settlement on royalties due from an Agreement entered into between Wittcold Systems, Inc. (now known as Witt Corp.) and International Cryogenic Systems Corporation (now known as PowerCold Corporation) on or about May 1, 1996, relating to the purchase and sale of the stock in Realcold Systems, Inc.  As part of this agreement a minimum royalty was due to PowerCold in the amount of $2,000,000 less any royalties paid to PowerCold before May 1, 2006.  Since the execution of the agreement Wittcold paid approximately $217,449 in royalties per the agreement.  A dispute developed regarding the minimum future royalty due on May 1, 2006, and a compromise was reached to settle all claims for a payment on September 30, 2005, in the amount of $1,388,500 to PowerCold Corporation by Witt Corp.

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

Status of Operations: We intend to continue to utilize and develop our intangible assets.  At September 30, 2005, intangible assets comprised 9% of our total assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It’s our opinion that the cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  We believe that our working capital is insufficient to support its growth plans for 2005. We received $5 million in convertible debt financing on July 30, 2004.  The Company plans to raise additional capital to support 2006 operations.

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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