Form 10-Q/A
period 2005-03-31
POWERCOLD CORP
filed 2006-04-03
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 4

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

Defaults Upon Senior Securities.

28

Item 4.

Submission of Matters to a Vote of Security Holders.

28

Item 5.

Other Information.

28

Item 6.

Exhibits

28

Signature

29

Certifications

30

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2005 (Restated)	2004	2003
ASSETS
CURRENT ASSETS
Cash	$427,510	$1,206,416	$374,678
Restricted cash	100,000	100,000	-
Contracts and retentions receivable, net of allowance	5,974,986	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	169,950	120,926	11,156
Prepaid expenses	252,224	141,790	100,118
Total Current Assets	6,924,670	6,980,242	3,119,982
OTHER ASSETS
Property and equipment, net	319,862	335,675	135,858
Patent rights and related technology, net	1,210,141	1,248,805	1,306,731
Securities available for sale	-	-	19,317
Deposits	10,688	10,828	10,828
Total Other Assets	1,540,691	1,595,308	1,472,734
TOTAL ASSETS	$8,465,361	$8,575,550	$4,592,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and retentions payable	$4,217,303	$3,577,077	$896,447
Accrued expenses	277,175	189,387	356,583
Billings in excess of costs and estimated earnings
on contracts in progress	389,255	380,873	947,807
Commissions and royalty payable	258,574	252,948	8,180
Accounts payable, related party	97,236	172,236	417,236
Convertible debt, net of discounts	1,666,666	1,166,666	334,014
Notes payable, current portion	43,715	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	6,949,924	5,781,223	2,960,899
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	2,388,092	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Capital lease payable, net of current portion	-		-
Total Long-term Liabilities	2,395,892	2,764,136	-
COMMITMENTS AND CONTINGENCIES	-	-	69,417
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 23,635,817; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	23,638	23,486	21,578
Additional paid-in capital	20,920,133	20,621,207	17,384,460
Accumulated deficit	(21,724,097)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(880,455)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$8,465,361	$8,575,550	$4,592,716

See accompanying condensed notes.

4

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2005 (Restated)	2004 .	2003
REVENUES
Contracts including equipment	$1,424,770	$2,113,228	$-
Equipment	153,528	127,875	1,112,334
Total Revenues	1,572,388	2,241,103	1,112,334

COST OF REVENUES
Direct labor and equipment-contracts	1,145,148	1,479,497	-
Direct labor and material-equipment	95,206	52,141	919,478
Warranty expense	-	52,413	-
Manufacturing supplies	9,942	4,486	-
Shipping and handling	11,093	24,337	-
Total Cost of Revenues	1,261,389	1,612,873	919,478

GROSS PROFIT (LOSS)	310,999	628,230	192,856

OPERATING EXPENSES
Sales, marketing and advertising	484,224	181,097	95,934
General and administrative	623,562	607,627	454,127
Research and development	93,453	5,274	-
Legal and accounting	39,577	34,755	-
Depreciation and amortization	43,014	19,575	25,068
Total Operating Expenses	1,283,829	848,327	575,129

LOSS FROM OPERATIONS	(972,830)	(220,097)	(382,273)

OTHER INCOME (EXPENSES)
Interest income	53,520	-	60
Interest and financing expense	(290,414)	(154,250)	(242)
Other income (expense)	-	659	68
Total Other Income (Expenses)	(236,894)	(153,591)	(114)

LOSS BEFORE INCOME TAX	(1,209,724)	(373,688)	(382,387)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,209,724)	(373,688)	(382,387)

NET LOSS	(1,209,724)	(373,688)	(382,387)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)

COMPREHENSIVE LOSS	$(1,209,724)	$(373,688)	$(401,870)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,585,817	21,703,416	19,002,066

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

Our financial statements for the year ended December 31, 2004, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At March 31, 2005 we had an accumulated deficit of $21,724,097 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of March 31, 2005 are $5,974,986 with reported revenue for the three month period ended March 31, 2005 at $1,572,388. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.

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

RESULTS OF OPERATIONS – First Quarter 2005

The Company's Consolidated Statement of Operations for the first quarter ended March 31, 2005 compared to the first quarter ended March 31, 2004:

Total Revenue for the three-month period ended March 31, 2005 decreased 29.8% to $1,572,388 from $2,241,103 for the same quarter in the prior year primarily through the growth in plan and spec work for chain restaurant and retail store and Nauticon heat exchange products including new products based upon plastic coil technology. Product pricing has remained stable for the last few years although there was a spike in copper prices almost 12 months ago which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.  Operating Loss for the three-month period ended March 31, 2005 increased $752,733, to ($972,830), a 342% increase from a prior period operating loss of ($220,097).  The Total Cost of Revenues decreased by $351,484 to 80.2% of revenue as compared to 72% of revenue for the comparable period in the first quarter of 2004.  The cost of direct labor and equipment and direct labor and materials on contracts and equipment revenue increased from 79% of revenue in the first quarter of 2004 to 83% of revenue in the first quarter of 2005 due to competitive pricing pressure on contracts for plan and spec work for chain restaurants and retail stores.  There was no warranty cost recorded for the fist quarter of 2005 however direct labor and material costs for equipment increased due to product design changes implemented to reduce warranty expense.

Net Loss for the three-month period ended March 31, 2005 increased to ($1,209,724), a 224% increase from the prior year same quarter loss of ($373,688).  Operating Losses from continuing operations included charges of $93,453 for R&D expense for the quarter, an increase of $88,179 from the prior year period for continued work on plastic heat exchange products and an increase of $303,127, 167%, in sales and marketing expense which included significant increase in travel and shows and meetings expenses in the development of new business in the hospitality industry.  The 120 % increase to $43,014 in depreciation and amortization is the result of the investment by the company in computer hardware, new financial software and R&D test equipment during 2004.  Operating losses were higher than expected due to the disproportionate increase in the number of lower margin bid spec contracts for retail and restaurant chain accounts.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

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

The Company’s sales and revenue decreased through the three month period ended March 31, 2005.  Total revenue of $1,572,388 for the three months ended March 31, 2005 decreased from first quarter revenue of $2,241,103 for 2004 and $1,112,334 for 2003.  The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 5% rate per quarter based upon historical performance however there is no guarantee that we will close new contracts at the rate that has occurred in the past.  We anticipate reduced losses with increased revenue as it is unlikely that gross margins will improve significantly in the short term until hospitality business increases.  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of two new chains.

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

The Company's Consolidated Balance Sheet as of the first quarter ended March 31, 2005 compared to year ending December 31, 2004:

Total current assets increased to $6.924,670 for the first quarter ended March 31, 2005 compared to $6,980,242 for the year ending December 31, 2004.  Total assets decreased to $8,465,361for the first quarter ended March 31, 2005 compared to $8,575,550 for the year ending December 31, 2004.  Total Current Liabilities increased 17% to $6,949,924 for the first quarter ended March 31, 2005 compared to $5,781,223 for the year ending December 31, 2004. Total stockholders' equity (deficit) decreased ($880,455) for the first quarter ended March 31, 2005 compared to $30,191 for the year ending December 31, 2004 due to increases in accounts payable and accrued expenses.

The decrease in current assets was mainly due to the decrease of $563,876 in Accounts Receivable on $1,572,388 in revenue. Accounts Receivable currently exceeds Accounts Payable, Accrued expenses and Billings in excess of costs and estimated earnings on contracts in progress by $1,091,253 and has decreased by $172,520 from the previous quarterly reporting period of $5,411,110 at year ended December 31, 2004.  Inventory increased by $49,204 to $169,950 and prepaid expenses increased by $110,434 to $252,224 while cash decreased by $778,906 to $427,510 as compared to the year ended December 31, 2004.  Accounts Payable increased by $640,226 from the end of the previous quarter in part as a result of several new contracts and orders from chain stores. The increase in receivables continues to put significant pressure upon the cash flow. A substantial reduction in Accounts Receivables and increased cash flow from completed installations is necessary for the continued operation of the company.  The increase in liabilities since December 31, 2004 was mainly due to the increase in payables and accrued expenses related to hospitality contracts.

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

Liquidity and Capital Resources:  At March 31, 2005, the Company’s working capital decreased by $1,173,765 to $25,254 from $1,199,019 at December 31, 2004 primarily as the result of the increase in accounts payable and an increase the current portion payable of the convertible debt totaling $1,140,226 that exceeded the combined increases current assets in combination with the reduction in cash of $778,906 by $1,084,654.  Total cash decreased from $1,206,416 at year-end to $427,510 as of March 31, 2005.  Inventory increased 40.5% to $169,950 from the previous quarter at the year ended December 31, 2004 due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.  Purchasing agreements with suppliers, coupled with the use of common parts throughout the product lines should minimize further growth in inventory levels and at the same time reduce the cost of  product sold, improving the gross profit margin.

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

CONCLUSIONS – PRIOR PERIODS

Based upon the Controls Evaluation for the previous filings that have been amended, our CEO and CFO have concluded that our Disclosure Controls were effective and working for the Company’s Corporate Controls and Procedures.  During Management’s internal audit (by its CFO and CAO) of its subsidiary company PowerCold ComfortAir Solutions, Inc., prior to the year-end Independent Audit, Management discovered that PowerCold ComfortAir Solutions, Inc. was not following it’s Corporate Controls and Procedures that were initially put in place.  After Management discussed the matter with its independent Auditors, it was decided that the only remedy was to discontinue operations of the subsidiary company and sold the business to its employees.

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

Date: March 31 , 2006