Form 10-Q/A
period 2005-06-30
POWERCOLD CORP
filed 2006-04-03
CIK 827055

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

1

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

2

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

See accompanying condensed notes.

3

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended June 30,
	2005	2004	2003
	Unaudited (Restated)	Unaudited	Unaudited
REVENUES
Contracts including equipment	$1,435,739	$2,125,955	$-
Equipment	365,043	235,155	2,138,976
Total Revenues	1,800,782	2,361,110	2,138,976

COST OF REVENUES
Direct labor and equipment-contracts	1,199,934	1,678,490	-
Direct labor and material-equipment	280,268	53,034	1,758,372
Warranty expense	39,990	46,841	-
Manufacturing supplies	14,662	8,167	-
Shipping and handling	1,825	41,569	-
Total Cost of Revenues	1,536,965	1,828,101	1,758,372

GROSS PROFIT (LOSS)	263,817	533,009	380,604

OPERATING EXPENSES
Sales, marketing and advertising	180,560	28,898	4,147
General and administrative	582,886	743,914	751,275
Research and development	243,500	15,883	-
Legal and accounting	103,134	132,716	-
Depreciation and amortization	20,928	32,793	46,063
Total Operating Expenses	1,131,008	954,204	801,485

LOSS FROM OPERATIONS	(867,191)	(421,195)	(420,881)

OTHER INCOME (EXPENSES)
Interest income	(48,679)	467	59
Interest and financing expense	(462,271)	(154,340)	(953)
Other income (expense)	69,884	1,374	237,529
Total Other Income (Expenses)	(441,066)	(152,499)	236,635

LOSS BEFORE INCOME TAX	(1,308,257)	(573,694)	(184,246)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,308,257)	(573,694)	(184,246)
NET LOSS	(1,308,257)	(573,694)	(184,246)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	-
COMPREHENSIVE LOSS	$(1,308,257)	$(573,694)	$(184,246)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	24,266,403	21,805,083	19,202,066

See accompanying condensed notes.

1

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Six Months Ended June 30,
	2005	2004	2003
	Unaudited (Restated)	Unaudited	Unaudited
REVENUES
Contracts including equipment	$2,860,509	$4,239,183	$-
Equipment	518,571	363,030	3,251,310
Total Revenues	3,379,080	4,602,213	3,251,310

COST OF REVENUES
Direct labor and equipment-contracts	2,345,082	3,157,987	-
Direct labor and material-equipment	375,474	105,175	2,677,850
Warranty expense	39,990	99,254	-
Manufacturing supplies	24,594	12,653	-
Shipping and handling	13,214	65,906	-
Total Cost of Revenues	2,798,354	3,440,975	2,677,850
GROSS PROFIT (LOSS)	580,726	1,161,238	573,460

OPERATING EXPENSES
Sales, marketing and advertising	664,784	209,995	100,081
General and administrative	1,206,448	1,411,818	1,205,402
Research and development	336,953	21,157	-
Legal and accounting	142,711	167,471	-
Depreciation and amortization	63,942	52,368	71,131
Total Operating Expenses	2,414,838	1,862,809	1,376,614
LOSS FROM OPERATIONS	(1,834,112)	(701,571)	(803,154)

OTHER INCOME (EXPENSES)
Interest income	4,841	467	119
Interest and financing expense	(752,685)	(309,249)	(1,195)
Other income (expense)	69,884	1,374	237,597
Total Other Income (Expenses)	(677,960)	(307,408)	236,521
LOSS BEFORE INCOME TAX	(2,512,072)	(1,008,979)	(566,633)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,512,072)	(1,008,979)	(566,633)

NET LOSS	(2,512,072)	(1,008,979)	(566,633)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(2,512,072)	$(1,008,979)	$(586,116)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.11)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,884,443	21,754,805	19,102,066

See accompanying condensed notes.

1

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

1

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

1

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

1

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

1

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

1

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

2

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

1

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

1

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

2

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

Our financial statements for the year ended December 31, 2004, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At June 30, 2005 we had an accumulated deficit of $23,126,574 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of June 30, 2005 are $6,579,178 with reported revenue for the three month period and six month period ended June 30, 2005 at $1,806,692 and $3,379,080 respectively. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.

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

RESULTS OF OPERATIONS – Second Quarter 2005

The Company's Consolidated Statement of Operations for the second quarter ended June 30, 2005 compared to the second quarter ended June 30, 2004:

	% Increase/ Decrease	3 months ended 6/30/2005	3 months ended 6/30/2004	% Increase/ Decrease	6 months ended 6/30/2005	6 months ended 6/30/2004
Total Revenue	(23.5%)	$1,800,702	$2,361,110	(26.6%)	$3,379,080	$4,602,213
Cost of Revenue	(15.9%)	$1,536,965	$1,828,101	(18.7%)	$2,798,354	$3,440,975
Gross Profit	(49.4%)	$263,817	$533,009	(50%)	$580,726	$1,161,238
Operating Loss	51.1%	($867,191)	($421,195)	161,8%	($1,834,112)	($701,571)
Net Loss	127%	($1,308,257)	($573,694)	140.2%	($2,512,072)	($1,008,979)
Net Loss per Share	66.6%	($0.05)	($0.03)	100.0%	($0.11)	($0.05)

Total Revenue for the three-month and six month period ended June 30, 2005 decreased 23.5% to $1,800,782 from $2,361,110 and 26.6% to $3,379,080 from $4,602,213 in the comparable prior year period respectively primarily through the growth in plan and spec work for chain restaurant and retail store and Nauticon heat exchange products including new products based upon plastic coil technology. Product pricing has remained stable for the last few years although there was a spike in copper prices one year ago which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for less than 10% of 2004 revenue. Inflation rates of 2.68%, 2.27% and 1.59% respectively for 2004, 2003 and 2002 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products in the fourth quarter of 2003 and the first and second quarter of 2004.  Operating Loss for the three-month and six month period ended June 30, 2005 increased $440,086 to ($867,191), a 95% increase from ($421,195) and increased $1,132,541 to ($1,834,112), a 161.8% increase from ($701,571) in the comparable prior year period respectively.  The Total Cost of Revenues increased by $289,192 to 15.9% of revenue as compared to 77.4% of revenue for the comparable three month period in the second quarter of 2004.  The Total Cost of Revenues decreased by $642,621 to 18.7% of revenue as compared to 74.8% of revenue for the comparable six month period in 2004. The cost of direct labor and equipment and direct labor and materials on contracts and equipment revenue decreased from 73.3% of revenue in the second quarter of 2004 to 80.4% of revenue in the second quarter of 2005 and 81.7% of revenue for the six month period ended June 30, 2005 from 70.9% of revenue for the six month period ended June 30, 2004, due to competitive pricing pressure on contracts for plan and spec work for chain restaurants and retail stores.  Warranty cost recorded for the second quarter of 2005 was $39,990 as compared to $46,841 for the second quarter of 2004 and $39,990 for the six month period ended June 30, 2005 as compared to $99,254 for the same period in 2004, down 14.6% and 59.7% respectively.  Reduced warranty expense is directly related to the implementation of product design changes which have resulted in a temporary increase in direct labor and material costs for equipment.

Net Loss for the three-month and six month periods ended June 30, 2005 increased to ($1,308,257), a 137% increase from ($573,694) and increased to ($2,512,072), a 149% increase from ($1,008,979) respectively from the comparable prior year periods ended June 30, 2004.  Operating Expense for Sales, Marketing and Advertising increased by $454,789 to 11.1% of revenue from 4.6% of revenue in the prior year six month period ended June 30, 2004.  The significant portion of the increase was directly related to sales salary and sales expense related to efforts with the hospitality industry and national chain stores which included increases in travel related and show & meetings expense for the hospitality industry conventions.  General and Administrative expense decreased $205,370, a decrease as a percent of revenue at 20.8% for the first two quarters of 2005 as compared to 30.7% of revenue for the same period in 2004.  R&D expense increased $315,796 to 5.8% of total revenue as compared to 0.5% of revenue for the same six month period ended June 30, 2004 for continued work on plastic heat exchange products and new product development for the wet/dry fluid coolers.  Operating losses were higher than expected due to the disproportionate increase in the number of lower margin bid spec contracts for retail and restaurant chain accounts and the significant increases in R&D and Sales, Marketing & Advertising expenses for the period. Accounting and legal expense related to stock registrations and the defense of two lawsuits remain high at $103,134 and $142,711 for the three and six month period ended June 30, 2005, and are expected to continue at the current rate until lawsuits are resolved and the registrations filed with the SEC become effective.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

Net Loss Per Share for the three-month period ended June 30, 2005 increased to ($0.05) from ($0.03) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 24,266,403 for the three-month period ended June 30, 2005 and 21,805,083 for the three month period ended June 30, 2004.   Net Loss Per Share for the six-month period ended June 30, 2005 increased to ($0.11) from ($0.05) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 23,884,443 for the six-month period ended June 30, 2005 and 21,754,805 for the six-month period ended June 30, 2004.   Interest and financing expense increased 199.6% to $462,271 as compared to the second quarter of 2004 and 143.4% to $752,685 for the six month period ended June 30, 2005 and the prior year period due to interest expense on the $5 million convertible debt placed with Laurus on July 29, 2004 and the issuance of additional warrants to Laurus for the rescheduling of principal repayment and late effectiveness of a stock registration filed with the SEC.

The Company’s sales and revenue continue to grow through the three month period ended June 30, 2005.  Total revenue of $1,800,782 for the three months ended June 30, 2005 decreased from the first quarter revenue of $2,361,110 for 2004 and $2,138,976 for 2003.  The Company’s revenue for the six month period ended June 30, 2005 was $3,379,080 as compared to the same period in 2004 and 2003 at $4,602,213 and $3,251,310.    The majority of PowerCold ComfortAir Solutions’ engineering design proposals are for large commercial building projects that revolve over a nine to fifteen month contract cycle and are recognized as revenue on a percentage of completion basis. The Company expects to close new contract proposals at a 5% rate per quarter based upon historical performance however there is no guarantee that we will close new contracts at the rate that has occurred in the past.  Cost of revenue should decline from the historical high of 84% in the first quarter of 2005 as we reduce our dependence on low margin bid and spec work for retail and restaurant chain store and focus on proprietary HVAC design and engineering marketed directly to the national accounts. We anticipate reduced losses with increased revenue and lower cost of revenue but will not attain profitability in the third quarter of 2005 as it is unlikely that gross margins will improve significantly in the short term until hospitality business increases.  Projections regarding revenue and income should not be considered a certainty and in fact projections may not be met at all.  The market for commercial HVAC systems for retail national chain stores and restaurant accounts continues to expand with the recent addition of two new chains.

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

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2005 compared to year ending December 31, 2004:

For the second quarter ended June 30, 2005, total current assets increased 9.5% to $7,642,262 from $6,980,242 and total assets increased 11.1% to $9,527,117 from $8,575,550 for the year ending December 31, 2004.  Total Current Liabilities increased 30.4% to $7,535,205 for the second quarter ended June 30, 2005 compared to $5,781,223 for the year ending December 31, 2004. The current ratio is 1.05 to 1.  Total liabilities at June 30, 2005 increased to $10,563,240 with a resultant negative total stockholders' equity of ($1,092,228), a decrease of $1,062,037 as compared to $30,191 for the year ending December 31, 2004 due to an 30.1% increase in accounts payable to $4,684,600, a 64.8% increase in accrued expenses to $312,141 and a 355% increase in accounts payable to a related party to $783,597.

The increase in assets was mainly due to and increase of $1,168,068 in Accounts Receivable on $3,379,080 in revenue. Accounts Receivable currently exceeds Accounts Payable, Accrued expenses and Billings in excess of costs and estimated earnings on contracts in progress by $1,201,564 and has increased by $604,192 from the previous quarterly reporting period of $5,974,986 at the quarter ended March 31, 2005.  Inventory increased by $50,578 to $171,504 from investment in material for plastic heat exchange products and prepaid expenses increased by $178,637 to $320,427 primarily related to our insurance policies while cash decreased by $738,957 to $467,459 as compared to the year ended December 31, 2004.  Patent rights and related technology increased by $110,577 and Contracts in place increased by $216,425 as the result of the acquisition the assets of Sterling Mechanical, Inc.  Accounts Payable increased by $1,107,523 from the year end 2004 in part as a result of several new contracts and orders from chain stores, increased spending on R&D and increased sales and marketing expense. The increase in receivables continues to put significant pressure upon the cash flow. A substantial reduction in Accounts Receivables and increased cash flow from completed installations is necessary for the continued operation of the company.  The increase in liabilities since December 31, 2004 was mainly due to the increase in payables and accrued expenses related to hospitality contracts and a loan from a related party.

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

Liquidity and Capital Resources:  At June 30, 2005, the Company’s working capital decreased by $1,091,962 to $107,057 from $1,199,019 at December 31, 2004 primarily as the result of the increase in accounts payable, accounts payable to related party and accrued expenses which in total increased by $1,841,638 exceeding the combined increase accounts receivable, inventory and prepaid expenses which in total increased by $662,020 but was offset by a reduction of $738,957 in cash.  Total cash decreased from $1,206,416 at year-end to $467,459 as of June 30, 2005. We received $1,210,000 from Francis. L. Simola through the exercise of 150,000 options issued on September 10, 2001 at $1.00 per share for $150,000; the exercise of 545,879 options issued on October 1, 2001 at $0.50 per share for $272,940.  Frank Simola also made a loan to us payable upon demand, in the amount of $787,060 with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.

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

1