Form 10-K
period 2005-12-31
POWERCOLD CORP
filed 2006-04-17
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2008 Estimated average burden hours per response: 2,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed year end. $15,289,624. This figure is based on a closing price of $0.70 on  December 31, 2005.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  25,856,926 shares of Common Stock outstanding as of March 31, 2006.

Documents Incorporated by Reference: See index to exhibits, page 56

SEC 1673 (3-05)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Page

PART I

3

ITEM 1.

BUSINESS

3

ITEM 2.

PROPERTY

10

ITEM 3.

LEGAL PROCEEDINGS

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART  II

12

ITEM  5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

12

ITEM 6.

SELECTED FINANCIAL DATA

13

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATION

14

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

21

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

25

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

47

ITEM 9A.

CONTROLS AND PROCEDURES.

47

ITEM 9B.

OTHER INFORMATION

48

PART  III

49

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

49

ITEM 11.

EXECUTIVE COMPENSATION

50

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

52

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

53

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

53

PART  IV

54

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

54

SIGNATURES

55

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

During 2005 PowerCold operations included four wholly owned subsidiary companies with respective operating divisions:  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey high efficiency HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings.  Two operating divisions of PCS include Applied Building Technology (ABT) that supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES) that supports related energy products including generators and engine driven chillers. PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing. PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold Technology, LLC, (PCT) is a limited liability company, formed on February 22, 2004 (“PCT”) to hold title to all of our intellectual property as well as licensing such intellectual property.  PowerCold Technology, LLC licenses intellectual property rights to PowerCold Products, Inc. and PowerCold ComfortAir Solutions, Inc.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products. On December 31, 2005 PowerCold Corporation disposed of its interest in PowerCold ComfortAir Solutions, Inc. to Comfort Air Solutions, Inc., a Florida Company. Comfort Air Solutions, Inc. acquired 100% of the PowerCold Corporation’s shares of PowerCold ComfortAir Solution, Inc. common stock.  Comfort Air Solutions is owned by previous employees of PowerCold ComfortAir Solutions, Inc.  Included in the transaction was a Technology and Trademark license agreement for Comfort Air Solutions, Inc. that will provide royalty revenue for PowerCold Corporation. Effective January 1, 2006, three of PowerCold Corporation’s wholly owned subsidiaries, PowerCold Products, Inc., PowerCold International, Ltd. and PowerCold Energy Systems, Inc., have been terminated and the assets transferred to PowerCold Corporation.  PowerCold Technology, LLC., which holds title to all the intellectual property and licensing rights of the Company, will remain a wholly owned subsidiary of PowerCold Corporation.

PowerCold derive its revenues from two principal product lines: The first is proprietary applications for the HVAC industry which includes a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.

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

Major PowerCold Products, Inc customers constituting 5% or more of annual revenue.

2003

Shun Sheong Electrical Engineering $129,066; 21% of revenue; ACCRA-TEMP, Inc. $35,135; 5.66% of revenue; E-PAK Technology, $39,510; 6.37% of revenue; Trane – Clarksville, $44,035; 7.10%.

2004

None

2005

American Standard $473,753; 71%

PowerCold Products operates out of facilities located in LaVernia, Texas.  Effective January 1, 2004, the commercial sales of products manufactured by PowerCold Products, Inc. were sold through PowerCold ComfortAir Solutions, Inc.

During Fiscal 2005/2004/2003, sales by PowerCold Products represented about 100%, 100% and 100%, respectively, of our total revenue; with export sales representing 0%, 0% and 21% respectively.

Effective January 1, 2006 PowerCold Products, Inc was terminated and the assets transferred to PowerCold Corporation.

PowerCold International Ltd. – The Company was incorporated as a new operating subsidiary effective July 1, 2003.  PowerCold International markets all company products and system applications worldwide through various alliances and marketing agencies.  Agents and alliances are being organized in various countries worldwide to market and support the company’s products and application systems

Effective January 1, 2006 PowerCold International, Ltd. was terminated and the assets transferred to PowerCold Corporation.

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

patent office for a new modular design heat exchange patent that has modular and flexible design components. During the fourth quarter of 2004 PowerCold began shipping heat exchange units manufactured with Caltrel®.

In December 2003, PowerCold announced that it developed new vertical and horizontal fan coil air handlers for use with HVAC applications in commercial buildings.  Most commercial buildings use various types of copper and aluminum fan coils for air distribution. PowerCold’s new fan coil will be manufactured using DuPont’s Caltrel®.

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

Management

The Company's management objective is to become a major force in the multi-billion dollar air conditioning and refrigeration industry providing proprietary niche products.  The Company's goal is to achieve profitable growth and increase shareholder value by increasing its line of superior products and services, through evolving product enhancements and strategic alliances with related products and companies.  The Company maintains Corporate Offices in La Vernia, Texas

Products

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

•

Typically less than 2-years payback on equipment from energy savings

•

Environmentally friendly; no chemical treatment of the water

•

Minimal maintenance expense and a desirably smaller footprint

•

No heat transfer coil fins to deteriorate in the harsh sea air environment

•

Longer operating life supported by a corrosion resistant casing of high density polyethylene

•

40% less water used than with a typical evaporative condenser utilizing continuous water bleed

•

High efficiency resulting in power demand reduction

•

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

The dual use of the piping system provides cost effective, high quality, individual room temperature control to the hospitality industry without the use of through the wall compressors.  Guest rooms offer the precise comfort of a typical four-pipe air conditioning/space heating system at a lower installed cost achieved through the dual purpose use of the fire sprinkler system to deliver chilled water and the domestic hot water system to deliver hot water for space heating to the fan coil units eliminating the need to install two additional pipes.  Installation and construction costs are not significantly higher than conventional through-the-window Position Terminal Air Conditioners (PTAC) units.  The PowerCold System also avoids the discomfort of poor temperature/humidity control and sleepless nights from noisy compressor cycling.  PowerCold’s HVAC system provides energy saving and operating advantages through the integration of energy recovery and other technologies to increase efficiency and reduce operating costs.

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

Patents & Trademarks – We own six patents and have nine patents pending, including:

•

U.S. Patent No. 5,501,269  Condenser Unit

•

U.S. Patent No. 5,582,241  Heat Exchanging Fins with Fluid Circulation Lines

•

U.S. Patent No. 5,787,722  Heat Exchange Unit

•

U.S. Patent No. 6,651,455  Evaporative Condenser System

•

U.S. Patent No. 5,702,508  Ceramic Desiccant Device

•

U.S. Patent No. 8,195,398  Heat Exchanging Fins with Circulation Lines

•

U.S. Ref. No. YD05,02  Evaporative Condenser System;

•

U.S. Ref. No. YD05,04  Environmental Air Treatment System;

•

U.S. Ref. No. YD05,06  Stackable Heat Exchanger System;

•

U.S. Ref. No. YD05,01  Compact Heat Exchanger with High Volumetric Air Flow;

•

   U.S. Ref. No. YD05,09  Improvements to Environmental Air Treatment System;

•

   U.S. Ref. No. YD05,10  Reconfigurable Heat Exchanger System;

•

   U.S. Ref. No. YD05,12  Plenum Curb with High Efficiency HVAC System;

•

   U.S. Ref. No. YD05,13  Desuper Heater for Plastic Evaporative Condenser;

•

U.S. Ref. No. YD05,05  Environmental Air Treatment System

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

DuPont™ is a Trademark and Caltrel® is a Registered Trademark of DuPont or its affiliates and are used under license by PowerCold Corporation.

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

United States Patent

5,582,241

December 10,, 1996

Heat exchanging fins with fluid circulation lines therewithin

A conduit for use in directing the flows of primary fluid and a secondary fluid in heat exchanging relationships comprising a plurality of elongated members to direct a flow of a primary fluid in a first path.  The first path is comprised of separate generally parallel channels.  It includes means to direct a flow of air over, under and between the plurality of elongated members in a second path.  The first path and the second path are in spaced alternating relationship in generally parallel planes and with the first path in a first direction and the secondary path in a second direction perpendicular to the first direction.  Coupling means are associated with the input and output ends of the first and second paths whereby when a first fluid is fed through the first paths at a first temperature and a second fluid is fed through the second paths at a second temperature, a heat transfer occurs therebetween.

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

Research & Development – Estimated expenditure for company sponsored Research & Development totaled $405,013, $108,838 and $92,229 in 2003, 2004 and 2005 respectively.

Employees - At the end of the reporting period, December 31, 2005, PowerCold employed 14 people.

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

ITEM 2.

PROPERTY

The Company owns no properties. Some properties are leased on a short-term 3-5 year basis.  Others are rented month to month.  Management believes that the Company's facilities are adequate for its operations and are maintained in good condition.  The Company is aware of the growth potential of its operating facilities and is currently reviewing other offices and plant facilities near respective locations.  The La Vernia, Texas office and plant facility is 47,000 sq. ft. and supports administrative, engineering and manufacturing operations.  The Company also rents 660 sq. ft of office space in San Antonio, Texas and 1,681 sq, ft. in Centennial, Colorado

ITEM 3.

LEGAL PROCEEDINGS

PowerCold Corporation produced a demand letter on February 25, 2005, through its attorney, in the amount of $128,589.50 due by March 15, 2005, regarding claims against Industrias Polaris, S.A. for costs incurred for defective product, the return of advance payments for product never delivered and $2,000 for attorney fees in regards to the material breach of the manufacturing agreement between PowerCold and Polaris. Polaris has engaged counsel in Texas and initiated discussions.  Pending failure to comply with the demand for payment or an appropriate settlement offer, arbitration as stipulated in the manufacturing agreement, will be pursued.  Prior to July 26, 2005 Polaris had agreed to a settlement proposal but has failed to execute the agreement.  . On February 17, 2006, an Arbitrator awarded to PowerCold $126,586.50 for actual damages and amended the award on April 10, 2006 to include $7,115.02 as reasonable attorney’s fees, $1,500 for AAA administrative fees and expenses and $2,055.33 for AAA fees in excess of the apportioned costs for a total of $137,256.85.  In addition Polaris must return to PowerCold all drawings, schematics, specifications and ETL Labels for fan coils and Nauticon evaporative condensers and fluid cooler units, manufacturing plans for 1,000 CFM Dessicant unit and drawings for the mandrel used to bend copper coils.

It is the opinion of management that the three matters in which PowerCold is a defendant have been settled with releases from all parties pending payments totaling $75,000 on April 24, 2006 and $50,000 on July 3, 2006.The two remaining actions in which PowerCold is the Plaintiff are pending enhanced settlement offers or mediation.  Collection efforts have been initiated for the Arbitrator’s award $137,256.85 from Polaris.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 17, 2005 at the Company’s facility in Largo, Florida.

Proposal No. 1 was to ratify the selection of Williams and Webster P.S. as the independent auditors of the Company for the fiscal year ending December 31, 2005.

Proposal No. 2 was to ratify and adopt the 2005 Employee Stock Incentive Plan approved by the Board of directors on January 30, 2005 and submitted to the stockholders at the annual meeting.

Proposal No. 3 was to authorize to vote on other matters.

Total voted shares represented by proxy was 18,669,935 and the percentage of the outstanding votable shares was 75.19%.  The outstanding votable shares were 24,831,696. Election results where certified by the Company’s stock transfer agent, Computershare Investor Services.

Proposal No. 1:

              For

   Against

  Abstain

18,635,435

14,000

20,500

Proposal No. 2:

               For

   Against

  Abstain

Not Voted

9,945,029

616,429

33,350

8,075,127

Proposal No. 3:

               For

   Against

  Abstain

18,034,181

532,795

102,959

PART  II

ITEM  5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information:

The Registrant’s Common Stock, trading symbol PWCL, is traded on the OTC Electronic Bulletin Board.

The following table sets forth the high and low sale prices of the Company's Common Stock as reported by one of the market makers for the periods indicated.

	2005 Bid		2005 Ask
	High	Low	High	Low
First Quarter	1.85	1.35	1.92	1.35
Second Quarter	1.70	1.16	1.78	1.19
Third Quarter	1.28	0.77	1.33	0.81
Fourth Quarter	1.06	0.57	0.57	0.63

First Quarter	1.97	1.60	2.04	1.63
Second Quarter	2.60	1.65	2.77	1.72
Third Quarter	1.90	1.28	2.00	1.35
Fourth Quarter	1.56	1.38	1.66	1.43

Recent Sales of Unregistered Securities

A.

Sales of Unregistered Securities-2005

On May 12, 2005 Frank Simola/Simco Group, Inc., an officer and director, exercised 695,879 options, 150,000 at $1.00 per share and 545,879 at $0.50 per share, for a total of $422,939.50.  The securities in the foregoing offering were originally provided as compensation for services rendered for the Company offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 506 of the Securities Act of 1933.

On October 12, 2005, the Registrant withdrew Form S-1 Registration Statement, File No. 333-119112, which attempted to register for resale, 4,457,995 shares of PowerCold common stock issuable upon exercise of a convertible term note and 615,000 shares of PowerCold common stock issuable upon the exercise of warrants.

The Company believes that none of the offerings are subject to any “integration doctrine”, since: (i) as the common stock was offered and sold in a concurrent transaction (simultaneous private offering and registration statement on file) only to a limited number of purchasers, who are either accredited or “qualified institutional buyers”. The purchasers of the Registrant’s common stock were “accredited” and therefore capable of fending for themselves and do not need the protections afforded by registration under the Securities Act; (ii) private placement investors represented themselves as “accredited” at the time of purchase; (iii) integrating prior private placements with the Registration Statement would make it essentially impossible for the Registrant to fund its ongoing working capital requirements given that the Company’s currently filed Registration Statement is for  resale transaction involving no redistribution; (iv) Telephone interpretation D. 12 reads as follows:

See also Rule 155, Question 51 under Section 4(2) and Section 5 telephone interpretations, including Telephone interpretation D. 12.   In the event that an exemption for such sales is later determined not to be available to us or that such offerings should be integrated with the Public Offerings, we may be required to take such steps as may be necessary to comply with federal and state securities laws for such sales.

(b)  Holders:  As of December 31, 2005, there were approximately 1,850 record holders of the Company's Common Stock.  As of December 31, 2005 there were 25,502,696 shares of common stock outstanding.

(c)  The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. The present policy of the Board of Directors is to retain any future earnings and provide for the Company's growth.

(d)  During the year ended December 31, 2005, the Company issued 2,016,879 shares of common stock. The Company issued 200,000 shares of common stock for consulting fees of $167,500 and 300,000 shares of common stock for services of $370,000.  In addition 695,879 shares of common stock were issued upon the exercise of options for $422,940 in cash.  The Company issued 616,000 common stock shares for a loan conversion of $400,400 and 5,000 shares of common stock toward a partial interest in a patent acquisition at $0.75 per share for a value of $5,000.

(e)    During the year ended the company issued 725,000 warrants at an exercise price of $1.70 for a term of period years from the dates of issuance. The fair value of the warrants was calculated at $417,466 using the Black Scholes Calculation at date of grant assuming a risk free interest of 4.25%, volatility of 35%, an expected life of five years and no expected dividends.

ITEM 6.

SELECTED FINANCIAL DATA

The following table presents selected financial data for PowerCold Corporation and its subsidiaries. The financial data for fiscal years ending December 31, 2001 through December 31, 2005 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes.

SUMMARY STATEMENT OF OPERATIONS (In thousands, except per share data)

Year Ended December 31,	2005	2004	2003	2002	20001
		(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$ 667	$ 511	$ 620	$ 1,506	$ 814
Operating (loss)	$(2,367)	$(1,141)	$(1,924)	$(3,300)	$(2,191)
Net Income (loss)	$(6,687)	$(4,258)	$(2,657)	$(4,291)	$(2,328)
Net Income (loss) per share
continuing operations	$ (0.06)	$ (0.08)	$ (0.11)	$ (0.25)	$ (0.16)
Net Income/(Loss) per share
discontinued operations	$ (0.20)	$ (0.12)	$ (0.02)

Weighted average number of shares	25,503	22,156	20,163	17,118	15,005

SUMMARY BALANCE SHEET (In thousands, except per share data)

Year Ended December 31,	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)

Total assets	$ 1,560	$8,576	$4,593	$1,685	$2,824
Total liabilities	$ 6,094	$8,545	$3,030	$ 903	$ 485
Long term debt	$ 1,419	$2,764	$ 0	$ 0	$ 0
Shareholders' equity	$(4,535)	$ 30	$1,562	$ 782	$2,339

The above restated operations are for reporting of discontinued operations.

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

Our annual financial statements for the year ended December 31, 2005 were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern. At December 31, 2005, we discontinued operations of PowerCold ComfortAir Solutions, Inc. and sold the business.   We will concentrate on producing and marketing high gross margin proprietary plastic products and continue to develop innovative plastic technology. We expect substantial product growth and higher gross profit margins by focusing our sales efforts on three markets: direct end user customers, OEM companies, and licensing our technology. At December 31, 2005, the Company had an accumulated deficit of $27,302,257 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of December 31, 2005 are $123,876 with reported revenue for the year ended December 31, 2005 at $667,375 after discontinued operations. The recovery of these assets is dependent upon collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, and the success of its future operations.  Our plans for 2006 include concentrating on two specific proprietary applications: Equipment sales of Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2005 we experienced a significant growth in revenue from the Central HVAC Air Conditioning Systems and higher gross margins from Plastic Heat Exchange Products. We have expended considerable capital and manpower resources developing these applications over the last three (3) years.  Subsequently, business opportunities from projects for Central HVAC Systems and Plastic Heat Exchange Products in the first quarter of 2006 support our plans going forward.  We plan to exploit the last three years of engineering development and focus engineering, sales and marketing resources on the

Company’s proprietary Environmental Air Treatment System, which is our central HVAC air conditioning system for large commercial buildings, focusing on the growth segments of the hospitality industry. Management also plans to capitalize upon the last three years of development for plastic product applications.  During the last two quarters of 2005, the Company shipped its first PlexCoil® plastic coil fluid cooler kits to multiple OEMs.  Two fluid cooler OEM companies will show their proprietary products with PowerCold’s plastic components at the ASHRAE convention in early February 2006.  Recently, we have successfully developed and installed the first plastic fluid cooler that can be used for residential buildings and expanded to larger commercial buildings.  Management expects added revenue and improved margins in products that use plastic coils in place of copper coils.  We are also focusing on cash management and addressing the past due accounts receivable through a rigorous collections policy. We intend to raise capital through the licensing of our heat exchange technology in markets outside of North America with five and ten year licensing agreements that include annual renewal fees and royalties based on sales. We expect better cash flow and improve margins. Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.   We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

OVERVIEW

We design, develop and markets heating, ventilating and air conditioning systems (HVAC) and energy related products for commercial use. Air conditioning and refrigeration are two of the more energy intensive operational costs many businesses face.   Increasing power costs and new clean air regulations have motivated corporations of all sizes to focus both on energy savings and indoor air quality. Over the past few years we have acquired and developed various technologies related to the HVAC industry and employ experienced and qualified industry professionals. Our focus is to provide HVAC products that are designed to reduce energy consumption and provide a clean and comfortable indoor air environment.

During 2005, PowerCold operations included four wholly owned subsidiary companies with respective operating divisions: PowerCold Products, Inc., (PCP) supports product development, engineering and manufacturing.  PowerCold ComfortAir Solutions, Inc., (PCS) supports sales and marketing offering turnkey HVAC solutions for commercial buildings, including major hotel chains, national restaurant and retail store chains, extended care facilities and office buildings.  There are two operating divisions of PCS, Applied Building Technology (ABT) that supports related engineering and design build HVAC applications, and PowerCold Energy Systems (PES) that supports related energy products including generators and engine driven chillers.  PowerCold International, Ltd., (PCI), a new operating subsidiary company effective July 1, 2003, markets all company products and system applications worldwide through various alliances and marketing agencies.  PowerCold has also established alliances with various companies in the industry to market and manufacture related HVAC and Energy products. PowerCold Technology, L.L.C. was formed in February 2004 to hold and manage the intellectual property and patents owned by PowerCold Corporation and its subsidiaries and license the technology to the operating divisions and other entities.

On December 31, 2005, PowerCold Corporation disposed of its interest in PowerCold ComfortAir Solutions, Inc. to Comfort Air Solutions, Inc., a Florida Company. Comfort Air Solutions, Inc. acquired 100% of the PowerCold Corporation’s shares of PowerCold ComfortAir Solution, Inc. common stock.  Comfort Air Solutions is owned by previous employees of PowerCold ComfortAir Solutions, Inc.  Included in the transaction was a Technology and Trademark license agreement for Comfort Air Solutions, Inc. that will provide royalty revenue for PowerCold Corporation. Effective January 1, 2006, three of PowerCold Corporation’s wholly owned subsidiaries, PowerCold Products, Inc., PowerCold International, Ltd. and PowerCold Energy Systems, Inc., have been terminated and the assets transferred to PowerCold Corporation.  PowerCold Technology, LLC., which holds title to all the intellectual property and licensing rights of the Company, will remain a wholly owned subsidiary of PowerCold Corporation.

PowerCold derives its revenues from two principal product lines: The first is proprietary applications for the HVAC industry which includes a patented four pipe integrated piping system for large commercial buildings and turnkey HVAC systems for light commercial national chain store applications.  The second is a line of evaporative condensers, heat exchange systems and fluid coolers for the HVAC and refrigeration industry.

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

PowerCold Corporation entered into a long-term business relationship with E.I. du Pont de Nemours and Company  for the exclusive purchase and use of Caltrel® Plastic Tubing in the HVAC field of Fluid Coolers and Fan Coil Heat Exchangers effective October 1, 2005 and DuPont granted an exclusive license for use of the DuPontTM Caltrel® trademark.

The Agreement includes the exclusive purchase and supply of Caltrel® plastic tubing for a period of five years for use in Fluid Coolers and Fan Coil Heat Exchangers for HVAC applications.  For a period of at least two years, DuPont will sell and deliver, and PowerCold will purchase and accept from DuPont, Caltrel® plastic tubing.  PowerCold has the first option to purchase the DuPont Production Equipment to produce Caltrel® tubing, and agrees to purchase resins required for the production of the tubing solely from DuPont.

For the term of this Agreement, DuPont agrees not to develop or improve Equipment (or processes utilizing said Equipment) in collaboration with any third party specifically for use in the fields of Fluid Coolers and Fan Coils, and DuPont further agrees not to produce Caltrel® tubing for any such third party specifically in the aforementioned fields for this period.

Continued investment in the PlexCoil® products and patented Nauticon® Evaporative Condensers and Fluid Coolers to increase capacity and refine system integration controls is necessary to expand the market potential for these products.  Controls have become more important to the management and integration of various pieces of HVAC equipment to achieve proper operation and obtain maximum energy efficiency from the total system.

Future profitability is dependant upon obtaining and maintaining gross profit margins greater than 30%, execution of the company’s sales and market plans to generate a minimum of $500,000 per month in sales, managing travel, administration, warranty, legal, accounting, regulatory and other controllable expenses within the constraints of the budget are necessary for sustained profits, however there is no guarantee that we will be able to achieve the factors affecting future profitability.  Sufficient cash may not be generated from operations due to the extended payment terms required for some of our sales in order to meet our operating needs.  Cash availability is a significant concern.  Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported. Future cash needs from debt or equity are dependant upon the collection of receivables and gross margins. Revenue growth, the timely collection of receivables and improvement in gross margins are the primary focus of management.  Receivable are reviewed for impairment on a quarterly basis. In the past we didn’t include retentions in the review of receivable aging as it is understood that retentions are not paid until the all releases are provided at project completion and any warranty related issues are resolved.  At year end we included a review of retentions and the likelihood of collection and will continue this review on a quarterly basis.

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

Our continued existence is uncertain as there is presently insufficient cash to support operations for the next twelve months. We have secured a $5 Million convertible note with a term of three years. Accelerated collection of existing receivables will provide additional cash to fund operations but continued growth at an accelerated pace will create a significant demand for limited funds.  At present there is a need to raise more capital beyond the senior debt offering and future fund raising may be necessary at some time in 2006.

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

The following table sets forth the company's results of continuing operations as a percentage of net sales for the periods indicated below:

	2005	2004	(Restated) 2003
Revenue	100%	100%	100%
Cost of Revenue	98%	(1.10%)	1.07%
Gross Margin	2%	(10%)	(7%)
Operating Expense	357%	214%	303%
Operating Income (Loss)	(235%)	(326%)	(367%)
Net Income (Loss)	(235%)	(326%)	(367%)

Events:

The new development of plastic products will reduce the impact of copper and aluminum price fluctuations for Nauticon fluid coolers and fan coil units.  Plastic pricing is expected to be stable over an extended period of time with lower assembly cost, lighter weight construction reducing handling and transportation costs resulting in improved margins for certain manufactured products.

Trends:

Continued cash flow uncertainties related to large new building projects and the collection of receivables will require additional funding from time to time as the size and duration of projects increase. The ability to obtain payment and performance bonds and the required collateral may restrict the revenue growth related to large commercials buildings in the foreseeable future a greater focus has been placed of equipment only sales.  Adequate capital to finance the R&D of plastic based products and finance large scale projects are critical to significant growth of revenue and future profits.

Comparable Fiscal 2005, 2004 and 2003 Results

Consolidated Statements of Operations: Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 and December 31, 2003:

	%Increase (Decrease)	2005	2004	2003
Revenue	31%	$ 667,377	$ 511,159	$ 620,209
Gross Profit	127%	$ 13,085	$ (48,772)	$ (45,909)
Operating Loss	108%	$(2,367,405)	$ (1,140,853)	$ (1,924,076)
Net Loss	57%	$(6,687,755)	$ (4,257,631)	$ (2,656,549)
Net Loss Per Share Continuing Operations	25%	$ (0.06)	$ (0.08)	$ (0.11)
Weighted Average Number of Shares	15%	25,055,363	22,156,331	20,163,045

Total Revenue for the year ended December 31, 2005 increased 31% to $667,377 from $511,159 for the prior year ended December 31, 2004.  Product pricing has remained stable for the last few years although there was a spike in copper prices in early 2004 and again in 2005 which impacted margins as price increases for Nauticon copper heat exchangers were minimal and Nauticon sales accounted for 20% of 2005 revenue. Inflation rates of 2.16%, 2.68% and 2.27% respectively for 2005, 2004 and 2003 (based upon the CPI Consumer Price Index) has had little or no impact on pricing for our products and services and did not contribute to revenue increase.  Commodity price increases for copper and polyethylene did reduce gross product margins for Nauticon products in the 2005 by about 4%. Operating Loss for the year ended December 31, 2005 increased to $2,367,405, 108% increase from a prior year operating loss of $1,140,853.  The Total Cost of Revenues increased by $94,359 to 98% of revenue as compared to 1.02% of revenue for the comparable period in 2004.  The warranty cost recorded for 2004 was $222,046 was primarily related to new product introduction in 2004.  In 2005 warranty was $228,614, an increase of 65.1% from the prior year due to product improvements and design refinements. Direct labor and material for equipment increased as a percentage of equipment revenue to 53% as compared to 26% for equipment revenue for 2004.

Net Loss for the year ended December 31, 2005 increased to $6,687,557, a 57% increase from the prior year ended December 31, 2004 loss of $4,257,631.  Operating Losses from continuing operations included charges of $405,013 for R&D expense for the year, an increase of $296,175 from the prior year period for new product development work on plastic heat exchange products and design enhancement of copper based products and desiccant systems. Sales and marketing expenses increased $89,412, which included increases in travel and shows & meetings expenses in the development of new business in the hospitality industry as well as direct marketing to national retail and restaurant chains. General and Administration expense increased $840,347 due to excessive operating overheads.  Depreciation and amortization increased by 13.1% to $112,947 as the result of the investment by the company in computer hardware, new financial software and R&D test equipment during 2005.  Operating losses were higher than expected due to the disproportionate increase in the number of lower margin bid spec contracts for retail and restaurant chain accounts.  Margins in future periods should improve, as the Company reduces dependence on bid spec contracts and increases the number of hospitality contracts using our proprietary technology, however no guarantees can be made regarding the increase in HVAC hospitality business or the improvement of margins.

Net Loss Per Share from continuing operations for the year ended December 31, 2005 decreased to ($0.06) from ($0.08) for the prior year ended December 31, 2004. Net loss per share was based on weighted average number of shares of 25,055,363 for the year ended December 31, 2005 and 22,156,331 for the year ended December 31, 2004.  Interest and financing expense increased 23.2% to $736,719 for the year ended December 31, 2005 due to interest expense on the $5 million convertible debt placed with Laurus on July 29, 2004 and fees for the lack of effectiveness of a stock registration filed with the SEC.

The Company initiated a new sales and marketing program in early 2003 and continued those efforts through 2004 and 2005. Although revenue growth was primarily through the growth in plan and spec work for chain restaurant and retail stores and hospitality projects, gross profits decreased accordingly. Nauticon heat exchange products including new products based upon plastic coil technology increased in revenue and gross profit margins. Product pricing has remained stable for the last few years although there was a spike in copper prices during the past 12 months which minimally impacted margins. Product pricing has remained stable for the last few years even as certain commodity prices increased which negatively impacted margins as price increases for Nauticon copper heat exchangers were minimal. Commodity price increases for copper and polyethylene did reduce product margins for Nauticon products during 2005 however this was not significant due to the limited product sales as a percent of total revenue. Operating losses were due to fixed operating expenses (overhead) and insufficient sales necessary to support the new marketing efforts and ramped up production operations.

In 2003, 2004 and 2005, the Company’s revenues were primarily attributable to sales of Company-manufactured equipment

Because of management’s decision to further enhance the Nauticon evaporative condenser product line to greater capacity and efficiency during the last three years, sales for Nauticon units have steadily increased during 2005.  As of March 31, 2006, booked orders for current delivery for Nauticon Evaporative Condensers and Nauticon Fluid Coolers were over $400,000.  The Company continues to manufacture Nauticon units at the LaVernia plant.  Gross profit margins for manufactured products have improved due to increase in sales volume, and should improve with more efficient production and engineering design modifications for material cost reduction.  Management believes that the Company is in position to generate new product business in 2006 due to the increase in Nauticon proposals submitted to potential customers.

Operating expenses for continuing operations in 2005 increased 118% over the previous year while revenue increased by more than 30.5% for the same period.  This expense increases were primarily attributed to a charge of financing.  General and administrative expense increased by $840,347 and resources were focused on sales and marketing activities and travel expenses, which increased by $89,412 by deploying personnel on a regional rather than a national basis. The Company’s total net loss increased 57% from the prior year, and the net loss per common share for continuing operations was ($0.06) per share.

Consolidated Balance Sheet:  Fiscal year ended December 31, 2005, December 31, 2004:

	% Increase (Decrease)	2005	2004
Total Current Assets	(41.0%)	$ 967,381	$ 1,630,234
Total Assets	(82.0%)	$ 1,559,696	$ 8,575,550
Total Current Liabilities	1.86%	$ 4,675,702	$ 1,634,867
Total Stockholder’s Equity (Deficit)	(1.51%)	$(4,534,654)	$ 30,191

Total assets decreased to $1,559,696 due to the decrease in accounts receivables and cash decreased from low operating gross profit margins and discontinued operations of PowerCold ComfortAir Solutions.  Consequently, payables due on those contracts decreased. Current liabilities increased by $3,040,843 primarily from an increase in accounts payable, customer deposits and accrued expenses of $1,388,255 and an increase of related party loans of $816,361.  And net stockholders equity decreased to a deficit of $4,534,654 due primarily to outstanding notes payable of $4,407,245 and accrued expenses of $958,620.

Liquidity and Capital Resources:  At December 31, 2005, the Company’s working capital was negative $3,708,321.  Included in current liabilities was an advance of $988,597 from related parties.  The Company raised $422,940 in equity capital in 2005, and subsequently, the Company has received Senior Convertible Debt Note for $5,000,000 on July 29, 2004. Total assets decreased by 82.0% and stockholders equity decreased by 151% for the year as the result of an increase in outstanding notes payable and accrued expenses. Management believes that its working capital may not be totally sufficient to support its projected growth plans for the next few years if it does not raise additional financing.

During the year ended December 31, 2005, the Company issued 2,016,879 shares of common stock. The Company issued 500,000 shares of common stock for consulting fees of $167,500 and the services of $370,000.  Additionally, 695,879 options were exercised for cash of $422,940 by Francis L. Simola, an officer and director of the company.  The Company issued 616,000 common stock shares for a loan conversion of $400,400; 5,000 shares of common stock toward a partial interest in a patent acquisition at $0.75 per share for a value of $3,750 and 200,000 shares of common stock at $1.50 per share and 150,000 options with an exercise price of $1.50 per share that will vest over a 3 year period.  At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870 and the Company recorded a commitment of $56,105 for the future vesting of the remaining options. The acquisition was accounted for under the purchase method.

The Company issued a new warrant purchase agreement to Laurus for 665,000 shares for a term of five years at $1.70 per share.  The Company will take a fair market value charge of $125,302 for the issuance of 215,000 warrants for the rescheduled principal payments over the period from February 1, 2005, through August 1, 2007.  In addition the Company will take a fair market value charge of $262,260 for the issuance of 450,000 warrants as a result of the registration statement filed with the SEC not being effective as of November 27, 2004 and being extended to June 15, 2005. On May 27, 2005 we issued common stock purchase warrants to Laurus to purchase 60,000 shares of common stock, exercisable for five years from the Initial Date of Exercise.  The exercise price of the warrants is $1.70. Fair value of the warrants was calculated at $29,904 using the Black-Scholes Calculation at date of grant assuming a risk free interest of 4.25%, volatility of 35% and a term of five years.

On May 12, 2005, Frank Simola made a loan to the Company in the amount of $787,060 payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8% and on September 1, 2005, Frank Simola made a loan to the Company in the amount of $750,000 payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  During 2005 Frank Simola was repaid $290,700 and converted $400,400 in loans to 616,000 shares of common stock at $0.65 per share. At December 31, 2005 the interest accrued for the loan from Frank Simola was $34,394. At December 31, 2005 the balance of the Notes payable to Related Party (Simco) was $988,597.

Status of Operations:  Management intends to continue to utilize and develop the intangible assets of the Company.  At December 31, 2005, accounts receivable and intangible assets comprised a material portion of the Company's assets. The recovery of the receivables and the intangible assets is dependent upon management effectively executing positive business operations and achieving profitable operations.  It is Management's opinion that the Company's cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will continue to occur.

We have restructured to operate under one entity, PowerCold Corporation, to support product growth and greater profit margins.  We have terminated three subsidiaries and sold one subsidiary, which should reduce our operating expenses approximately forty per cent.  We discontinued the very low gross margin bid spec business and turnkey installation projects.

We will concentrate on producing and marketing high gross margin proprietary plastic products and continue to develop innovative plastic technology. We will also focus on equipment sales for commercial buildings utilizing our patented Environmental Treatment System. We expect substantial product growth and higher gross profit margins by focusing our sales efforts on three markets: direct end user customers, OEM companies, and licensing our technology.

PowerCold will operate with one wholly owned subsidiary, PowerCold Technology, LLC, which will hold title to all of the intellectual property as well as licensing of such intellectual property.  PowerCold Products, Inc., PowerCold International, Ltd. and PowerCold Energy Systems, Inc. have been terminated and the assets transferred to PowerCold Corporation.

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

Environmental regulations affect our business. There are many federal, state and local rules and regulations governing the environment.  The environmental laws affecting us most relate to the use of chemicals in refrigeration and heating systems and equipment and to minimum energy efficiency standards.  Some chemicals used in air conditioning and refrigeration equipment products may affect the ozone layer. None of our products use the banned chemicals and all of our equipment meets or exceeds current minimum energy efficiency standards as they apply to our existing product offerings.. Our equipment uses substitutes for environmentally destructive chemicals such as Freon.  Failure to meet those regulations would seriously affect our income if the equipment we manufacture for the   commercial heating and air conditioning market becomes obsolete.  As a result our business is subject to extensive, frequently changing, federal, state and local regulation regarding the following:

•

health safety and environmental regulations;

•

changing technology requirements.

Some of these laws may restrict or limit our business. Much of this regulation, particularly technology requirements, is complex and open to differing interpretations. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue our operations. If we are required to alter our practices, we may not be able to do so successfully. The occurrence of any of these events could cause our revenue and earnings to decline.  Changes in regulations specifically governing the use of certain refrigerants may make some of our equipment designs obsolete, causing us to increase spending on research and development and impair the value of our patents. The magnitude of such risk cannot be quantified and would be speculative.  If our intellectual property were entirely impaired assets could be reduced by as much as $1,352,522.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability. Independent auditors have expressed substantial uncertainties for our continuation as a going concern

We have incurred net losses each year since our inception in 1987 including net losses of approximately $6,700,000 for the year ended December 31, 2005; $4, 300,000 for the year ended December 31, 2004; and $2,600,000 for the year ended December 31, 2003. As of December 31, 2005, we had an accumulated deficit of approximately $27,000,000. The time required to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.  The “cash burn”, defined as the net loss for the period less depreciation, (the average is calculated by dividing by the interval period). The average quarterly cash burn for 2005 was $1,216,237.  The Company publicly reports its financial information in accordance with account principles generally accepted in the United States (GAAP).  The Company also presents financial information that may be considered “non-GAAP financial measures”.  Non-GAAP financial measures, such as “cash burn” as defined above, should be evaluated in conjunction with, and are not a substitute for GAAP financial measures.

Our financial statements for the year ended December 31, 2005, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $27,302,257 as of December 31, 2005. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. The number of employees has varied over the previous eighteen month and to some extent is dependant upon the backlog of orders from products manufactured by us.  There has been a net increase in the sales and marketing staff in an effort to increase revenue. This trend is expected to continue as the customer base expands.  Substantial fluctuations in the cost of certain raw materials such as copper tubing and polyethylene resin may temporarily impact, in a negative way, the gross profit margins of equipment sold.  The cost of insurance coverage and regulatory compliance continues to escalate with little near term relief expected. Under the new restructure, we will need to generate revenues of at least $6,000,000 per year based upon current gross margin and operating expenses and without further impairment of accounts receivables to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

We will need additional funds in the future, which may not be available to us. If we do not secure additional financing, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We require substantial working capital to fund our business.  We need at least $200,000 in funds per month to operate under our new restructured operations. We have had significant operating losses and negative cash flow from operations. Additional financing may not be available when needed on favorable terms or at all. If adequate  funds  are  not available or are not available on acceptable terms, we may  be  unable  to  develop  or  enhance our product line of evaporative condensers and fluid coolers, take advantage of approved vendor status with major hospitality chains  or  respond  to  competitive  pressures,  which  could result in a reduction of revenue growth or significantly reduced revenue.  Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated or find it necessary to reduce the size of our workforce limiting our ability  to respond rapidly to design and engineering requests and bid on new projects.

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

Since June 30, 2000, we have raised working capital through the sale of common stock. None of the stock sold was registered under the Securities Act of 1933, as amended (the “Act”) or any state securities’ laws. We have determined that of the stock issuances since June 30, 2000,  approximately  6,784,591 shares of common stock has already been resold pursuant to Rule 144 or had removed restrictive legends under Rule 144K.  Additionally we agreed to register for resale 6,818,426 shares of the common stock (or underlying options and warrants). We have filed registration statements (SEC File No. 333-119112 and File No. 333-115094) for those 6,818,426 shares sold in the private placements. File Number 333-115094 was last amended on October 18, 2005.  We have subsequently requested to withdraw Form S-1 Registration Statement, File No. 333-119112.  We believe that all of the private placement sales were made only to “accredited investors” a that term is defined under Regulation D of the Act, and therefore did not involve a public offering within the meaning of Sections 4(2), 4(6) of Regulation D of the Act. In the event that an exemption for such sales is later determined not to be available to us or that such offerings should be integrated with Public Offerings, we may be required to take such steps as may be necessary to comply with federal and state securities laws for such sales.  The withdrawn registration statement was refiled with the SEC on November 10, 2005 and assigned File Number 333-129658.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERCOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

26

FINANCIAL STATEMENTS

Consolidated Balance Sheets

27

Consolidated Statements of Operations and Comprehensive Loss

28

Consolidated Statement of Stockholders’ Equity

29

Consolidated Statements of Cash Flows

30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31

To the Board of Directors and Stockholders

PowerCold Corporation

La Vernia, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of PowerCold Corporation as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerCold Corporation as of December 31, 2005 and 2004 and the results of its operations, stockholders equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has sustained substantial operating losses in recent years and has a large accumulated deficit.  Additionally, intangible assets comprise a material portion of the Company’s assets.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 7, 2006

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	317,248	1,267,518
Restricted cash	83,419	100,000
Accounts receivable, net of allowance	123,876	-
Note receivable	88,784	-
Inventory	64,030	120,926
Prepaid expenses	290,024	141,790
Total Current Assets	967,381	1,630,234

OTHER ASSETS
Property and equipment, net	214,767	285,104
Patent rights and related technology, net	107,547	165,473
Note receivable, net of current portion	266,351	-
Deposits	3,650	2,000
Total Other Assets	592,315	452,577

NET ASSETS OF DISCONTINUED OPERATIONS	-	6,492,739

TOTAL ASSETS	1,559,696	8,575,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	228,485	153,597
Accrued expenses	958,620	145,253
Accounts payable, related party	988,597	172,236
Customer deposit	500,000	-
Convertible debt, net of discounts	2,000,000	1,166,666
Notes payable, current portion	-	(2,885)
Total Current Liabilities	4,675,702	1,634,867

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	1,418,648	2,755,590
Total Long-term Liabilities	1,418,648	2,755,590

NET LIABILITIES OF DISCONTINUED OPERATIONS	-	4,154,902

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares
authorized, 25,502,696 and 23,485,817 shares issued
and outstanding, respectively	25,503	23,486
Additional paid-in capital	22,742,100	20,621,207
Accumulated deficit	(27,302,257)	(20,614,502)
Total Stockholders' Equity (Deficit)	(4,534,654)	30,191

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	1,559,696	8,575,550

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
REVENUES FROM EQUIPMENT SALES
Equipment	$667,375	$511,159	$620,209
Total Revenues	667,375	511,159	620,209

COST OF REVENUES
Direct labor and material-equipment	352,197	144,138	597,565
Warranty expense	228,614	222,046	-
Manufacturing supplies	47,845	126,266	16,409
Shipping and handling	25,634	67,481	52,144
Total Cost of Revenues	654,290	559,931	666,118
GROSS PROFIT (LOSS)	13,085	(48,772)	(45,909)

OPERATING EXPENSES
Sales, marketing and advertising	92,427	3,015	11,760
General and administrative	1,497,295	656,948	1,596,677
Research and development	405,013	108,838	92,229
Legal and accounting	272,781	223,384	81,039
Depreciation and amortization	112,974	99,896	96,462
Total Operating Expenses	2,380,490	1,092,081	1,878,167
LOSS FROM OPERATIONS	(2,367,405)	(1,140,853)	(1,924,076)

OTHER INCOME (EXPENSES)
Interest income	9,346	28,774	-
Interest and financing expense	(736,719)	(554,404)	(355,086)
Royalties income	1,407,953	-	-
Total Other Income (Expenses)	680,580	(525,630)	(355,086)

LOSS BEFORE INCOME TAX	(1,686,825)	(1,666,483)	(2,279,162)
INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,686,825)	(1,666,483)	(2,279,162)
LOSS FROM DISCONTINUED OPERATIONS	(5,000,930)	(2,591,148)	(377,387)
NET LOSS	(6,687,755)	(4,257,631)	(2,656,549)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(6,687,755)	$(4,257,631)	$(2,676,032)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.07)	$(0.08)	$(0.11)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$(0.20)	$(0.12)	$(0.02)

TOTAL NET LOSS PER COMMON SHARE	$(0.27)	$(0.20)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	25,055,363	22,156,331	20,163,045

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, December 31, 2003	21,576,750	$21,577	$17,798,978	$(16,356,871)	$19,317	$1,562,402

Warrants issued as financing fees	-	-	354,288	-	-	354,288

Common stock options vested for the acquisition of Applied
Building Technology, Inc.	-	-	69,417	-	-	69,417

Common stock issued for services paid in advance at an average of $0.90 per share	120,000	120	107,880	-	-	108,000

Common stock issued for consulting services at an average of $0.97 per share	128,000	128	123,122	-	-	123,250

Exercise of options at $1.00 per common share	210,000	210	209,790	-	-	210,000

Common stock with attached warrants issued for cash at an average of $0.82 per share	390,625	391	319,609	-	-	320,000

Common stock issued for acquisition of patent at $1.50 per share	25,000	25	37,475	-	-	37,500

Common stock issued for loan conversions at $1.62 per share	156,962	157	253,345	-	-	253,502

Common stock warrants exercised for cash at an average of $0.89 per share	878,480	878	778,197	-	-	779,075

Beneficial conversion feature of debt	-	-	569,106	-	-	569,106

Unrealized loss on investments	-	-	-	-	(19,317)	(19,317)

Net loss, year ended December 31, 2004	-	-	-	(4,257,631)	-	(4,337,032)
Balance, December 31, 2004	23,485,817	23,486	20,621,207	(20,614,502)	-	30,191

Stock issued for prepaid consulting at $1.00 per share	100,000	100	99,900	-	-	100,000

Warrants issued for penalty fees	-	-	12,531	-	-	12,531

Warrants issued for extension of debt agreement	-	-	143,304	-	-	143,304

Employee stock options vested	-	-	315,235	-	-	315,235

Stock issued for consulting at $1.04 per share	400,000	400	417,100	-	-	417,500

Stock options exercised for cash at $0.61 per share	695,879	696	422,244	-	-	422,940

Stock issued for acquisition of Sterling Mechanical at $1.53 per share	200,000	200	305,800			306,000

Stock issued for patent at $1.00 per share	5,000	5	4,995	-	-	5,000

Stock options exercised for debt repayment at $0.65 per share	616,000	616	399,784	-	-	400,400

Net loss, year ended December 31, 2005	-	-	-	(6,687,755)	-	(6,687,755)
Balance, December 31, 2005	25,502,696	$25,503	$22,742,100	$(27,302,257)	$-	$(4,534,654)

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,687,755)	$(4,257,631)	$(2,656,549)
Discontinued operations	5,000,930	2,591,148	377,387
	(1,686,825)	(1,666,483)	(2,279,162)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	112,974	99,896	96,462
Amortization of discount on note payable	527,636	53,460	-
Issuance of common stock for services	517,500	231,250	219,750
Issuance of common stock for interest	-	-	127,000
Options issued for services	315,235	-	-
Warrants issued for financing fees	155,835	354,288	-
(Increase) decrease in assets:
Accounts receivable	(123,876)	(1,974)	294,205
Inventories	56,896	(120,926)	180,433
Prepaid expenses	(148,234)	(141,790)	3,875
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	888,255	(333,200)	241,734
Deposit on sales	500,000	-	-
Accounts payable, related party	816,361	(245,000)	161,108
Cash used in discontinued operations	(3,524,819)	(3,393,196)	(1,539,351)
Net cash used in operating activities	(1,593,062)	(5,163,675)	(2,493,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(194,147)	(96,462)
Additions to Deposits	(1,651)	-	-
Net cash used in investing activities	(10,605)	(194,147)	(96,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	-	(3,921)
Principal payments on loans	(1,002,885)	(302,885)	-
Proceeds from issuance of shares	422,940	2,653,117	2,682,582
Proceeds from short-term borrowings	1,507,461	3,922,256	265,986
Repayment of short-term borrowings, related party	(290,700)	-	-
Net cash provided by financing activities	636,816	6,272,488	2,944,647

Net increase (decrease) in cash	(966,851)	914,666	354,239
Cash at beginning of year	1,367,518	442,852	88,613
Cash at end of period	$400,667	$1,357,518	$442,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$685,939	$-	$2,316
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Beneficial conversion feature of convertible debt	$-	$-	$218,979
Equipment financed with note payable	$-	$23,421	$-
Inventory exchanged for chiller technology	$-	$-	$460,000
Issuance of common stock and options for acquisition	$311,000	$-	$358,916
Issuance of common stock for compensation	$-	$-	$3,750
Issuance of common stock for payment of interest and
financing expenses	$-	$-	$127,000
Issuance of common stock for services	$517,500	$231,250	$216,000
Issuance of options for services	$315,235	$-	$-
Settlement of commitment and contingencies with options
and cancellation of options	$-	$-	$208,486
Warrants issued for financing fees	$155,835	$354,288	$-
Stock options exercised for debt repayment	$400,400	$-	$-

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

In a minor acquisition, effective May 1, 2005 PowerCold Corporation acquired 100% of the assets of Sterling Mechanical, Inc. (“SMI”), an Englewood, Colorado based engineering and design firm that provides engineering and marketing supporting heating, ventilation and air conditioning (HVAC) systems and technologies.

PowerCold Technology, LLC is a Nevada limited liability company formed on February 22, 2004 (“PCT”) to hold title to all of the Company’s intellectual property as well as licensing such intellectual property.

On December 31, 2005 PowerCold Corporation disposed of its interest in its wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc., by selling the entity to its previous employees.  Included in the transaction was a technology and trademark license agreement for Comfort Air Solutions, Inc. that will provide royalty revenue for PowerCold Corporation.

Effective January 1, 2006, three of PowerCold Corporation’s wholly owned subsidiaries, PowerCold Products, Inc., PowerCold International, Ltd., have been terminated and the assets transferred to PowerCold Corporation.  PowerCold Technology, LLC., which holds title to all the intellectual property and licensing rights of the Company, will remain a wholly owned subsidiary of PowerCold Corporation.

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

Accounting Pronouncements - Recent

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May, 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“hereinafter” “SFAS No. 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Internal Financial Statements” and revises the requirements regarding accounting for and reporting a change in accounting principle. This statement requires retrospective application of the accounting change to the financial statements of prior periods, unless it is impractical to determine the period-specific effects or the cumulative effect of changing to the new accounting principle. This statement also addresses the reporting issues related to a change in accounting principle if it is impractical to determine the period-specific effects or the cumulative effect of the change. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company’s advertising expenses were $10,199, $3,015 and $3,581 for the years ended December 31, 2005, 2004 and 2003, respectively. This expense is included in the loss from discontinued operations.

Bad Debts Expense

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  The Company recognized $2,034,335 and $1,664,928 of bad debts in 2005 and included this expense in loss from discontinued operations.  The Company did not accrue any additional bad debt expense in the year ended December 31, 2005 and 2004.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less and restricted cash to be cash equivalents.

Compensated Absences

Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors.  The Company accrues vacation expense throughout the year.   Accrued vacation payable for the years ended December 31, 2005 and 2004 was $15,997 and $5,625, respectively, and is included in accrued expenses on the Company’s balance sheets.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions.  At December 31, 2005, the Company’s cash balance in one account exceeded Federal Deposit Insurance Corporation (FDIC) limits by $147,749 and at December 31, 2004, the Company’s cash balance in one account exceeded (FDIC) limits by $1,261,930.

Accounts Receivable

Receivables from the sale of heating and air-conditioning systems for commercial properties are based on contracted prices.  Allowance for doubtful accounts is based upon a quarterly review of outstanding receivables, historical collection information, and existing economic conditions.  Normal receivables are due 30 days after the date of the invoice.  Receivables past due more than 120 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company’s policy is not to accrue interest on trade receivables.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions.  As of December 31, 2005, the Company’s allowance account was $0.

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

At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Discontinued Operations

In accordance with SFAS No. 144 effective August 1, 2001, the Company and reports operating results of entities disposed of during the year as discontinued operations.  Assets and liabilities of certain dispositions have been restated as net assets from discontinued operations for the years ended December 31, 2003, 2004 and 2005.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income/loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Although there are common stock equivalents outstanding, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive for the periods presented.  At December 31, 2005 and 2004, the Company had 6,940,556 and 6,180,535 potentially dilutive securities outstanding.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (hereafter “SFAS No. 131”).  SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about product and services and geographic areas.  Operating segments are defined as components of an enterprise about which separate financial information is available evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and assessing performance.  The separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.  Prior to 2005, the Company segments included the subsidiary which was disposed of during 2005.  The continuing operations of the Company have no reportable segments and the financial information as a whole supports our only continuing business enterprise.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances from related party, trade accounts receivable, accounts payable, accrued expenses and notes payable.  These instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in an increase in net income of approximately $10,000 in fiscal 2003.

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

Investment in Securities

Investments in debt and marketable equity securities are designated as trading, held to maturity, or available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Trading securities are reported at fair value, with changes in fair value included in earnings.  Available for sale securities are reported at fair value, with net unrealized gains and losses included as a component of stockholders’ equity.  Held to maturity securities are reported at amortized cost.  Gains and losses on the sale of securities are determined using the specific identification method.  For all investment securities, unrealized gains and losses that are other than temporary are recognized as a component of earnings in the period incurred.  Market value is determined based on quoted market prices.  See Note 9.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.  Wholly owned subsidiaries of the Company are listed in Note 1.

Product Warranties

The Company sold the majority of its products with one-year unconditional repair or replacement warranties.  Warranty expense of $228,614 and $222,046 for the years ended December 31, 2005 and 2004, respectively, is included in cost of sales.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  See Note 7.

Reclassification & Restatements

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation.  The reclassifications principally consists of revised reporting of operating results of the discontinued segment of PowerCold Comfort Air Solutions, Inc. for the years ending December 31, 2004 and 2003.  These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Restricted Cash

The Company is required pursuant to its loan agreement with Laurus to maintain $100,000 in its lock box account at all times.  As of December 31, 2005, approximately $83,000 was maintained in the lock box.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment of our product to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured.  Revenue is reported net of a provision for estimated product warranties.

Stock-Based Compensation

Historically, the Company accounted for stock issued for compensation in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."  Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date.  In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," for December 31, 2003 and 2004 the Company discloses the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company adopted this statement in 2005.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America.  At December 31, 2005, the Company had a large accumulated deficit and recurring losses from operations for each year presented.  Property, equipment and intangibles comprise a material portion of the Company's assets.  The recovery of these assets is dependent upon achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received funding on several occasions from the Company’s chairman and Simco Group, Inc, (“Simco”), a separate legal entity wholly owned by the Company's chairman.  This funding is unsecured, due on demand, and memoralized by conventional debt instruments (notes).

During the year ended December 31, 2005, Simco made two loans to the Company in the total amount of $1,507,060 payable upon demand with interest.  These loans are conventional loans.  During 2005, Simco was repaid $290,700 and converted $400,400 in loans to 616,000 shares of common stock at $0.65 per share, the prior ten day average of the closing price on the day of conversion.  Simco was issued 100,000 shares of common stock for consulting services valued at $100,000 during 2005.  In addition Simco was issued 200,000 shares of common stock for financial funding services at $1.35 per share, the prior three day average of the closing price on the day of issuance, for a total of $270,000, and exercised 150,000 options with an average in cash exercise price of $0.61 per share for $422,940.

During the year ended December 31, 2004, the Company repaid $245,080 of a related party note to Simco.  In addition, $95,500 of consulting fees were paid to Simco in advance by issuing 106,111 shares of common stock.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 5 – ACQUISITIONS

Sterling Mechanical, Inc.

Effective May 1, 2005, in a minor acquisition, PowerCold Corporation acquired 100% of the assets of Sterling Mechanical, Inc. (“SMI”), an Englewood, Colorado based engineering and design firm that provides engineering and marketing supporting heating, ventilation and air conditioning (HVAC) systems and technologies.  SMI assets were transferred into PowerCold’s wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc.  The assets of SMI were transferred to PowerCold Corporation upon the discontinuance of Comfort Air Solutions, Inc.

NOTE 6 – INVENTORY

Inventories are stated at the lower of average cost or market.  The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at December 31, 2005 and 2004 consist of raw materials.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2005	December 31, 2004
Machinery and equipment	$267,556	$267,556
Prototypes and molds	96850	96,850
Furniture and fixtures	85,235	85,235
Total Property and Equipment	449,641	449,841
Less Accumulated Depreciation	234,874	164,537
Net Property and Equipment	$214,767	$285,104

Depreciation expense for the years ended December 31, 2005 and 2004 was $55,040 and $41,970, respectively.  See Note 17 for assets included in discontinued operations.

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

NOTE 8 — INTANGIBLE ASSETS

The Company’s intangible assets are summarized as follows:

	December 31, 2005	December 31, 2004
Patents and related technology	$1,042,263	$1,042,263
Less: Accumulated amortization	934,716	876,790
Net Intangibles Assets	$107,547	$165,473

Amortization expense for the years ended December 31, 2005, 2004, and 2003, was $57,926, $57,926 and $77,236, respectively.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

The Company holds patents for heat exchange and condenser technology for air conditioning, which expire 17 years from date of issuance.  The Company also holds a ten-year license on patented integrated piping technology, has five trademarks, and has several patents pending.  See Note 16 for intangibles included in discontinued operations.

NOTE 9 — INVESTMENTS

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

NOTE 10 – NOTES PAYABLE AND CONVERTIBLE DEBT

Long-Term Note Payable

On July 29, 2004 the Company entered into an agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”) to borrow $5,000,000 under a convertible term note (“note”). Under the terms of the agreement, the Company also issued common stock purchase warrants to Laurus to purchase 615,000 shares of common stock, exercisable for three years from the initial exercise date.  The exercise prices of the warrants are $2.63 for 300,000 shares and $3.07 for the remaining shares.

The note, which matures on July 29, 2007, bears interest at the prime rate of interest plus 1 percentage point, with a minimum interest rate of 5% and a maximum rate of 8%.  The note is convertible into common stock with a conversion price of $1.87 on July 29, 2004, subject to conversion by Laurus as well as an automatic conversion.  The fixed conversion price of $1.87 per share is applicable when the PowerCold stock average closing price for the five days prior to the repayment is at or above 110% of the fixed conversion price.  Conversion at less than the fixed conversion price is set at 90% of the average of the five lowest trading days in the 22 trading days prior to the conversion date.  The fixed price cannot be less than $1.10 per share. The beneficial conversion feature of this note has been recorded as additional paid-in capital of $569,106 and as a discount to the note, amortizable over three years.  At December 31, 2004, $79,042 has been amortized.  The Company also retains the right to prepay the note at 125% of the unpaid balance for 12 months from July 29, 2004; 115% of the unpaid balance for 12-24 months from July 29, 2004; and 110% of the unpaid balance after 24 months from July 29, 2004. As consideration for investment banking services in connection with the securities purchase agreement, the Company paid 4.29% of the gross proceeds to Laurus Capital Management, LLC, (an affiliate of Laurus Master Fund, Ltd), which received consideration for investment banking services in connection with the aforementioned agreement.

Laurus can convert to equity any portion of the principal balance and accrued but unpaid interest subject to certain limitations.

On March 22, 2006, the Company requested the withdrawal of its Form S-1 registration Statements (File No. 333-129658 for 5,797,995 shares of common stock, and File No. 333-115094 for 2,360,431 shares of common stock) in anticipation of a new private placement offering.  No securities were sold in connection with the proposed offerings.  As a result of the S-1 withdrawal, the Company no longer has the prospective option of repaying convertible debt with newly registered stock and has accounted for the debt as a conventional loan.

Accordingly, without the availability of newly registered stock, the Company’s convertible debt has reverted to conventional loans, which payment must be made in cash.  The $5,000,000 convertible note to Laurus Master Fund LTD issued on April 29, 2004 was recently partially repaid in cash at the request of Laurus as there is no newly registered common stock available for Laurus to exercise the conversion feature of its note.  Laurus cannot effectively exercise its option to convert the debt and continues to be repaid in cash.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Monthly amortizing payments of the aggregate principal amount outstanding under the note began on February 1, 2005 in the amount of $166,667 plus interest. The Company has recorded a discount on the note for deferred financing costs of $641,500 which will be amortized over the life of the loan.  Amortization expense for 2004 was $53,460 and $213,833 for 2005.  The Company has recorded a discount on the note for beneficial conversion of $569,105 which will be amortized over the life of the loan.  Amortization expense at December 31, 2005 was $189,701.

The Company also agreed to file a registration statement within 45 days from July 29, 2004, registering the number of shares underlying the secured convertible term note and the warrants, and to have that registration statement declared effective with the Securities and Exchange Commission within 120 days from July 29, 2004.  In the event that the registration statement is not declared effective by the Securities and Exchange Commission by the required deadline, the Company is obligated to pay to Laurus Master Fund 1% of the continuing outstanding principal amount of the convertible note, for each 30-day period, or portion thereof, during which the registration statement is not effective.

The Company has not paid any liquidity damages since May 2005.  Although further liquidity damages could be assessed, the Company believes that all prior issues were settled in May 2005.

Future minimum principal payments on the note are as follows:

Year	Annual Maturity Amount
2006	$2,000,000
2007	$1,418,648

The securities purchase agreement, secured convertible term note and the registration rights agreement with Laurus, originally dated July 29, 2004, were amended on March 9, 2005 to reschedule the originally required effectiveness date (November 27, 2004) of the registration statement filed with the SEC to June 15, 2005, and to reschedule the initial principal payments due February, March, April and May 1, 2005 to April, May, June and July 1, 2007.  For the amended rescheduled payments and new effective date the Company has agreed to issue a new warrant purchase agreement to Laurus for 665,000 shares for a term of five years at $1.70 per share.  The Company recognized a fair market value charge of $125,302 for the issuance of 215,000 warrants for the rescheduled principal payments over the period from February 1, 2005, through August 1, 2007.  In addition the Company will take a fair market value charge of $262,260 for the issuance of 450,000 warrants as a result of  the registration statement filed with the SEC not being effective as of November 27, 2004 and being extended to June 15, 2005. On May 27, 2005 the Company issued common stock purchase warrants to Laurus to purchase 60,000 shares of common stock, exercisable for five years from the Initial Date of Exercise.  The exercise price of the warrants is $1.70.  These warrants were issued by the Company in connection with the amendment of the secured convertible term note and the registration rights agreement with Laurus, all originally dated July 29, 2004 and previously amended March 9, 2005, to reschedule the required effectiveness date (June 15, 2005) of the registration statement filed with the SEC to September 30, 2005 and to reschedule the principal payment of $166,666.67 due June 1, 2005 to August 1, 2007. The additional fair market value of these warrants has been recognized as financing expense.

Current Notes Payable

At December 31, 2005 and 2004, notes payable included a line of credit payable to Royal Bank of Canada for $34,014 U.S.  The Company made interest only payments on this line of credit which is unsecured.  During the year ended December 31, 2003, the Company discontinued making the interest payments and is disputing the loan which was in the name of Steven and Susan Clark and remains in dispute as of the date of this filing.  See Note 17 for liabilities included in discontinued operations.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

The Company received from Simco Group, Inc., a related party, loans of $161,108, $100,000, and $1,507,461 during 2003, 2004, and 2005, respectively.  The advances in 2003 bear interest at 8% and are payable on demand.  No payments were made against the principal during 2003 and $245,000 was repaid in 2004.  The debt was convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion during 2003.  The loans made in 2005 are payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  $290,700 was repaid in 2005. At December 31, 2005, the interest accrued for the loan from Simco was $34,394. At December 31, 2005, the balance of the notes payable to related party (Simco) was $988,597. The beneficial conversion feature of the 2003 loan is recorded as additional paid in capital.  The interest expense, related to these loans, recorded in 2005 and 2004 is $34,394 and $218,979, respectively.

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

During the year ended December 31, 2005, the Company issued 2,016,879 shares of common stock. The Company issued 500,000 shares of common stock for consulting fees and services of $517,500.  Additionally, 695,879 options were exercised for cash of $422,940 by Francis L. Simola, an officer and director of the company.  The Company issued 616,000 common stock shares for a loan conversion of $400,400; 5,000 shares of common stock toward a partial interest in a patent acquisition at $1.00 per share for a value of $5,000; 200,000 shares of common stock for the acquisition of Sterling Mechanical at $1.50 per share and 150,000 options with an exercise price of $1.50 per share that will vest over a 3 year period.  At May 1, 2005, 50,000 common stock options were vested with a fair market value of $22,870.

The Company issued a new warrant purchase agreement to Laurus for 665,000 shares for a term of five years at $1.70 per share.  The Company recorded a charge of $125,302 for the fair market value for the issuance of 215,000 warrants for the Laurus granting rescheduled principal payments over the period from February 1, 2005, through August 1, 2007. In addition, the Company recorded a fair market value charge of $262,260 for the issuance of 450,000 warrants as a result of  the registration statement filed with the SEC not being effective as of November 27, 2004 and being extended to June 15, 2005. On May 27, 2005, the Company issued common stock purchase warrants to Laurus to purchase 60,000 shares of common stock, exercisable for five years from the initial date of exercise.  The exercise price of the warrants is $1.70. Fair value of the warrants was calculated at $29,904 using the Black-Scholes Calculation at date of grant assuming a risk free interest of 4.25%, volatility of 35% a term of five years, and no derivatives paid.

During the year ended December 31, 2004, the Company issued 1,909,067 shares of common stock. The Company issued 248,000 shares of common stock for consulting fees of $108,000 and the services of $123,250.  In addition 390,625 shares of common stock with 192,032 warrants attached were issued in a private placement for cash of $320,000.   Of the attached warrants, 31,407 are exercisable at $2.50 per share until June 30, 2007 and 160,625 are exercisable at $2.00 per share until July 19, 2009.  The calculated Black-Scholes fair market valuation was $108,732. Additionally, 878,480 warrants were exercised for cash of $779,075 and 210,000 options were exercised for cash of $210,000.  The Company issued 156,962 common stock shares for a loan conversion of $253,501 and 25,000 shares of common stock toward a partial interest in a patent acquisition at $1.50 per share for a value of $37,500.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 13 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ended December 31, 2005, the Company issued 1,675,000 common stock options with an average exercise price of $1.06 per share and a fair market value of $315,235. These options expire from July 2008 through December 2010.  The Company issued as compensation 1,025,000 options with an average exercise price of $0.80 per share and a fair market value of $230,357, with an exercise price from $0.70 to of $1.46 per share and a fair market value of $62,000, with an exercise price from $0.65 to $2.50. The Company issued 150,000 common stock options for acquisitions with an exercise price of $1.50 per share with 50,000 common stock options vested in 2005 with a fair market value of $22,870.

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

The following is a summary of the Company's open stock option plans:

Equity compensation approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2002 Stock Option Plan	465,000	$1.50	293,370
Total	465,000		293,370

The Company applied APB Opinion No. 25 in accounting for options and, accordingly, recognized no compensation cost for its stock options in 2004 and 2003.  The following reflects the Company's pro forma net loss and net loss per share as if the Company had determined compensation costs based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net loss as reported	$(4,267,631)	$(2,656,549)
Adjustment required by SFAS 123	(3,794,926)	(492,597)
Pro forma net loss	$(8,131,958)	$(3,149,145)
Pro forma net loss per share, basic and diluted	$(0.40)	$(0.16)

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted	3,075,799	1.61
Exercised	(210,000)	1.00
Rescinded or expired	(1,544,579)	1.38
Outstanding and exercisable at December 31, 2004	5,373,503	1.36
Granted Exercised Rescinded or expired	2,850,000 (695,879) (1,394,100)	1.28 0.61 1.43
Outstanding at December 31, 2005	6,133,524	$1.41

Exercisable at December 31, 2005	5,408,524	$1.36

Weighted average fair value of options granted during 2005		$0.20

At December 31, 2005, exercise prices for outstanding options ranged from $0.50 to $3.50.  The weighted average contractual life remaining of such options was 2.6 years.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation.  The following assumptions were made to value the stock options:

Risk-free Interest Rate	4.25%
Expected Life	1 to 5 years
Expected Volatility	35%
Dividends Paid	-0-

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

Some options issued have been approved by the Company’s board of directors but have not been approved by the Company’s shareholders.  Under the 2002 Stock Option Plan, 758,370 shares were approved by the Company’s board of directors and the Company’s shareholders and 465,000 have been issued in accordance with the plan

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 14 –INCOME TAXES

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

At December 31, 2005, the Company had a net deferred tax asset calculated at an expected rate of 34 % of approximately $6,000,000, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset is present at December 31, 2005 and in prior years.

At December 31, 2005 the Company has net operating loss carryforwards of approximately $18,590,000, which expire in the years 2015 through 2025.  The Company recognized approximately $297,000 of losses from issuance of common stock warrants for expense in fiscal 2005, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from December 31, 2004 to December 31, 2005 was $2,220,000.

The significant components of the approximate deferred tax asset at December 31, 2004, 2003 and 2002 were as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Net operating loss carryforward	$18,590,000	$12,000,000	$8,300,000
Warrants issued for expenses	$297,000	$309,000	$97,000

Unrealized net gain (loss) on investments	$-	$(19,000)	$19,000
Deferred tax asset	$6,320,000	$4,100,000	$2,800,000
Deferred tax asset valuation allowance	$(6,320,000)	$(4,100,000)	$(2,800,000)

NOTE 15 – LEASES

Operating Leases

The Company leases sales offices in Denver, Colorado for $2,282 per month under an operating lease agreement, which expires June 30, 2006.

The Company leased sales offices and plant space in LaVernia, Texas for $3,625 per month under an operating lease agreement, which expired March 30, 2004. The Company currently rents this space on a month-to-month basis at $3,000 per month.

Total rent expense for the years ended December 31, 2005, 2004 and 2003 was $69,964, $43,800 and $43,800, respectively.

The Company rents office space in San Antonio, Texas.  The rent is $550 per month on a month-to-month basis.

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Future minimum operating lease commitments are as follows:

Year Ending December 31,	Amount
2006	$13,692
2007	-
Total	$13,692

NOTE 16 – DISPOSITION OF POWERCOLD COMFORTAIR SOLUTIONS, INC.

During the year ended December 31, 2005, the Company elected to fully dispose of PowerCold ComfortAir Solutions, Inc. (“PCAS”) and recorded costs associated from discontinued operations of $5,000,930.  The assets and liabilities disposed of from the discontinued operations of PCAS are as follows:

Account receivable	$1,938,964
Other assets	8,828
Equipment, net	114,892
Intellectual property	860,000
Total Assets	$2,922,684

Accounts payable	$2,733,187
Billing in excess of costs
and estimated earnings on
contracts in progress	380,873
Notes payable	45,595
Total Liabilities	$3,159,655

Costs associated with the disposal of PCAS were accounted for in discontinued operations.  The Company received a note receivable from the new ownership group of PowerCold Comfort Air Solutions, Inc. for $355,155 and experienced debt relief from the transfer of liabilities in excess of assets of $236,971.  The Company therefore had a gain from disposal of discontinued operations of $592,106 which was offset against 2005 operating losses of discontinued operations of $5,593,036.

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

The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of PCAS in 2005.  Condensed results of discontinued segments are as follows:

	December 31, 2004	December 31, 2003
Net Sales	$8,579,584	3,450,267

Net Income (Loss)	$(2,591,148)	$(377,387)

POWERCOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

In accordance with SFAS No. 144 effective August 1, 2001, the operating results of PCAS, which was disposed of during the year ended December 31, 2005, are included in discontinued operations.  Assets and liabilities of PCAS have been restated as net assets and liabilities from discontinued operations for the years ended December 31, 2004 and 2003.

NOTE 17 – ECONOMIC DEPENDENCY

The Company sells its products and engineering and contracting services throughout the United States and other countries.  During the years ended December 31, 2005, 2004 and 2003, product and contracting services were provided to the following major customers which did constitutes 5% or more of our annual revenue.

2003

Shun Sheong Electrical Engineering $129,066; 21% of revenue; ACCRA-TEMP, Inc. $35,135; 6% of revenue; E-PAK Technology, $39,510; 6% of revenue; Trane – Clarksville, $44,035; 7%.

2004

None

2005

American Standard $473,753; 71%

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Litigation

PowerCold Corporation is pursuing claims against Industrias Polaris, S.A. for costs incurred for defective product, the return of advance payments for product never delivered and $2,000 for attorney fees in regards to the material breach of the manufacturing agreement between PowerCold and Polaris. Polaris has engaged counsel in Texas and initiated discussions.  Pending failure to comply with the demand for payment or an appropriate settlement offer, arbitration as stipulated in the manufacturing agreement, will be pursued.  Prior to July 26, 2005 Polaris had agreed to a settlement proposal but has failed to execute the agreement.  On February 17, 2006, an arbitrator awarded to PowerCold $126,586 for actual damages and amended the award on April 10, 2006 to include $7,115 as reasonable attorney’s fees, $1,500 for administrative fees and expenses and $2,055 for fees in excess of the apportioned costs for a total of $137,256.  In addition, Polaris must return to PowerCold all drawings, schematics, specifications and ETL Labels for fan coils and Nauticon evaporative condensers and fluid cooler units, manufacturing plans for 1,000 CFM Dessicant unit and drawings for the mandrel used to bend copper coils.  Collection efforts have been initiated for the Arbitrator’s award $137,256.85 from Polaris.

NOTE 19 — SUBSEQUENT EVENTS

Effective January 9, 2006, the Company engaged Flagstone Securities for a period of one year, to provide advisory and financial services and to secure various funding sources to support the monetary needs and growth of the Company.  Flagstone Securities, LLC is a boutique investment bank headquartered in St. Louis, Missouri with additional offices in New York, Los Angeles and Geneva.

PowerCold is also a defendant in three separate matters, which are expected to be settled in 2006.  The settlement of these possible litigations will require the Company to make certain payments by July 2006 totaling $125,000 which will provide the Company with releases for any further actions.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of PowerCold's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The management of PowerCold Corporation (the "Company"), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During management's internal audit concluded late November 2005 (by its CFO and CAO) of its subsidiary company PowerCold ComfortAir Solutions, Inc., prior to the year-end Independent Audit, management discovered that PowerCold ComfortAir Solutions, Inc. was not following its Corporate Controls and Procedures that were in effect at that time.  The management of the Company's subsidiary was providing inappropriate accounting information concerning the recognition of sales and corresponding expenses under a method, which was not in compliance with percentage of completion accounting.  Sales were being recognized when made not when the proceeds of the sale were earned.  After management discussed the matter with its Independent Auditors, management decided that the operations of PowerCold ComfortAir Solutions, Inc. were no longer an appropriate business activity of the Company and that the subsidiary would be sold to its existing management.

PowerCold ComfortAir Solutions was sold to its employees.  In December 2005, based upon the failure of PowerCold Comfort Air Solutions to follow established corporate controls and procedures, PowerCold’s management concluded that its disclosure controls and procedures over this subsidiary was not effective in the determination of non-compliance on the part of the subsidiary company as of the end of the prior 2005 reporting periods.  PowerCold Corporation has since restructured the company, merging the remaining subsidiary companies into the parent and restructuring the management and accounting controls, thus eliminating further risk of non-compliance with corporate policies.

Although the Company's management must deem that the controls over financial reporting were not effective for most of 2005, since this problem has been identified the Company's management team has reviewed internal procedures and has established controls, which are now deemed to be effective.  The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO.  In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management.

Inherent Limitations on Effectiveness of Controls

Management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all frauds.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

The Company's controls during 2005 experienced break-down which was ultimately exposed by those controls which were in place, but not prior to reporting three quarters of inappropriate sales activity during 2005.  Through the efforts of the management of the Company, the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives and both the CEO and CFO of the Company conclude that these controls are effective at the reasonable assurance level at the time of this filing.

ITEM 9B.

OTHER INFORMATION

None.

PART  III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The directors and executive officers of the Company are as follows at December 31, 2005:

Name	Age	Position	Period Served Since
Francis L. Simola	67	Chairman of the Board	January 1993
		President and CEO

Dean S. Calton	54	President, PowerCold Products, Inc.	October 1998
		Vice President Engineering and Manufacturing

Robert Yoho	69	President, PowerCold ComfortAir Solutions, Inc.	July 2002

Joseph C. Cahill	52	Vice President Administration and Finance	January 2002
		Director, Corporate Secretary

Grayling Hofer	48	Corporate Controller and	March 2002
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

Joseph C. Cahill

Mr. Cahill has been Vice President Administration and Finance since January 2002 and a Director and Corporate Secretary sine June 2003. He resigned as Secretary, CFO and Vice President of Administration on January 30, 2006 to take a similar position in the chemical industry.  He continues to serve as a Director.  His term will expire at the next stockholders annual meeting.  Mr. Cahill will be an Advisor to the Board of Directors. Mr. Cahill has over 22 years experience as a senior executive for a co-generation business and a chemical company.  Prior to joining PowerCold Corporation Mr. Cahill was the Chief Operating Officer of Utility Metal Research, a privately held company whose primary business was the design, sale and installation of cogeneration equipment.  Prior to 2000 Mr. Cahill was most recently CFO and Vice President of Administration & Finance for the Canning-Gumm Company, the US subsidiary of a public UK chemical company and for more than 20 years held various management and senior management position at the Frederick Gumm Chemical Company prior to its acquisition in 1998.

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

Robert Yoho

Mr. Yoho has served as President of PowerCold ComfortAir Solutions, Inc. since July 2002 and a Director since June 2003.  He resigned as President of PowerCold ComfortAir Solutions, Inc. on December 28, 2005 when PCS was sold in a stock sale to a group of employees.  He continues to serve as a Director.  His term will expire at the next stockholders annual meeting.  Mr. Yoho has over 30 years experience in the heating, ventilation and air conditioning equipment industry. Prior to joining PowerCold Mr. Yoho was president of Applied Building Technology an engineering and design firm specializing in controls and HVAC packaged systems.  ABT was acquired by PowerCold 2002.

Directors of the Company are elected every three years.  Officers of the Company, elected by the Board of Directors, serve annually. There are no family relationships among the Directors and Officers of the Company. All Company Directors and Officers have devoted 100% of their time for PowerCold’s daily operating activities during the last fiscal year 2004.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our officers, employees and directors, including  the Company’s principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions.  This Code of Ethics is posted on our internet website located at www.powercold.com (click on “Investor Relations,” then “Code of Ethics”).  See “Available Information” under Item 1.  The “Code of Ethics” is filed as an exhibit to this report on Form 10K and is hereby incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

One executive officer of the Company received compensation greater than $87,000 for 2005, which included a base salary of $84,000 and a bonus of $25,000 for total cash compensation of $109,000.  No officer of the Company was paid by any other source other than PowerCold for time that was actually spent in furtherance of PowerCold’s affairs.  Francis L. Simola, president and CEO receives no compensation directly from PowerCold.  Simco Group received 100,000 shares of common restricted stock for services rendered the Company by Francis L. Simola, and received $60,000 related to payment due for corporate operating and office administrative expenses.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years provided in the following Summary Compensation Table.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Awards ($)(1)(2)	Securities Underlying Options/ SARs (3)	LTIP Payouts ($)	All Other Compensa- tion ($)

Francis Simola	2005	0	0	0	100,000	500,000	0	0
President	2004	0	0	0	140,000	845,799	0	0
CEO	2003	0	0	0	120,000	202,275	0	0

Joseph C. Cahill	2005	86,769	0	0	0	200,000	0	0
Secretary, CFO	2004	74,769	0	0	0	400,000	0	0
VP Admin & Fin	2003	38,769	0	0	0	75,000	0	0

Grayling Hofer	2005	72,964	0	0	0	100,000	0	0
Treasurer	2004	71,502	0	0	0	170,000	0	0
CAO	2003	67,129	0	0	5,000	85,000	0	0

Robert Yoho	2005	84,000	25,000	0	0	0	0	0
Director	2004	84,000	25,000	0	0	300,000	0	0
	2003	72,000	0	0	0	50,000	0	0

Dean Calton	2005	75,881	0	0	0	100,000	0	0
President PCP	2004	73,112	0	0	0	100,000	0	0
	2003	67,819	0	0	0	50,000	0	0
(1) Restricted Stock awarded for consulting and funding services. (2) Restricted Stock awards includes shares for acquisition. (3) Securities Underlying Options do not include options granted in 2006.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2005 is provided in the following Option Grants in the Last Fiscal Year Table:

OPTION GRANTS IN LAST FISCAL YEAR Individual Grants (1)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options Granted (2)	$ of total Options granted to employees in fiscal year	Exercise or base price $/share	Expiration Date
Francis L. Simola	500,000	46.5%	$0.70	12/15/2010
Joseph C. Cahill	200,000	18.6%	$0.70	12/29/2010
Grayling Hofer	100,000	9.3%	$0.70	12/29/2010
Dean Calton	100,000	9.3%	$0.70	12/29/2010
Total	900,000	83.7%
(1) This table does not include Stock Options granted previously. (2) Number of Securities Underlying Options Granted does not include options granted in 2006.=

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2005 is provided in the following:  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Options Values Table:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR Individual Grants (1)
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End($) Exercisable/ Unexercisable(2)
Frank Simola	695,879	0(3)	1,548,524/0	$0/$0
Joseph C. Cahill	0	0	675,000/0	$0/$0
Robert W. Yoho	0	0	450,000/0	$15,000/$0
Grayling Hofer	0	0	355,000/0	$0/$0
Dean Calton	0	0	500,000/0	$40,000/$0

(1)   Number of Securities Underlying Unexercised Options at Fy-End (#)Exercisable/ Unexercisable do not include options granted in 2006.

(2)   Valued at the market closing price of $0.70 per share on December 30, 2005.

(3)   Mr. Simola paid $422,939.50, the full exercise price, for the 695,879 options exercised during 2005.

The Corporation does not currently have a Long Term Incentive Plan ("LTIP")

The Corporation currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2005, regarding the number of shares of the Company's common stock beneficially owned by (i) all beneficial owners of five percent (5%) or more of common stock, and (ii) each director.(iii) executive officers

Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership (1)	of Class (2)
Francis L. Simola and (3)(5)(6)	922,432	3.19%
Veronica M. Simola
9408 Meadowbrook Ave.
Philadelphia, Pa. 19118

Simco Group, Inc. (4)	2,296,664	7.95%
1800 E. Sahara, Suite 107
Las Vegas, Nevada 89104

Henry N. Sanborn	2,372,081	8.21%
505 Charles Street Avenue
Towson, MD 21204

Joseph C. Cahill (5)(6)	82,779	0.30%
45 Overlea Lane
Aberdeen, NJ 07747

Robert W. Yoho (5)(6)	300,000	1.04%
13799 Park Blvd. North
Seminole, FL 33776

Dean Calton (6)	51,500	0.18%
1346 LaVernia Road
LaVernia, TX 78121

Grayling Hofer (6)	7,000	0.02%
2406 Crow Valley
San Antonio, TX 78270

Laurus Master Fund, Ltd (7)	5,072,995	17.56%
c/o M&C Corporate Services Limited
P.O. Box 1234 G.T.
Ugland House, South Church Street
Grand Cayman, Cayman Islands

Total Common Stock	10,229,451	35.41%

Total Common Stock Owned by Officers & Directors	3,660,375	12.67%
_________________________

(1)  The nature of beneficial ownership for all shares is sole voting and investment power.

(2)  The per cent of class is all common stock.

(3)  Includes minor children.

(4)  Simco Group Inc., a privately held Nevada Corporation, (100%) owned by Francis L. Simola and Veronica M. Simola.

(5)  Director.

(6)  Executive Officer.

(7)  Laurus may own up to 4.99% of PowerCold common stock in accordance with a Convertible Term Note of July 29, 2004.  The Note is convertible into our common stock with a conversion price of $1.87 on July 29, 2004, subject to conversion by Laurus as well as an automatic conversion. Under the terms of the securities purchase agreement, we also issued common stock purchase warrants to Laurus to purchase 615,000 shares of common stock, exercisable for three years from the Initial Exercise Date. The exercise prices of the warrants are $2.63 for the 300,000 shares and $3.07 for the remaining shares.  As of December 31, 2004 Laurus did not own any PowerCold common stock but under certain conditions may convert more than 4.99% up to a maximum of 19.99%. As of the date of this report, Laurus has not converted any of its derivative securities into common stock.  The Company has filed a registration statement under Form S-1 to register 5,072,995 shares on behalf of Laurus.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received funding on several occasions from Simco Group, Inc, (“Simco”), a separate legal entity wholly-owned by the Company's chairman and chief executive officer.

During the year ended December 31, 2005 the Company received $1,507,461 in loans from Simco Group and repaid Simco $290,700 for short-term loans. Simco Group exercised 695,879 options for $422,940 and converted $400,400 in short term loans to 616,000 shares of PowerCold Corporation common stock at an average conversion price of $0.65 per share based upon the average of closing price 10 days prior to conversion.

During the year ended December 31, 2004 the Company received $100,000 as a short term loan from Simco Group and repaid Simco $345,080 for short term loans.

During the year ended December 31, 2003 the Company received $161,108 as a short term loan from Simco Group.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $85,000 and $76,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $0 and $0 during the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees of approximately $5,100 and $16,828 during the fiscal year 2005 and 2004 for products and services rendered by the Company’s principal accountant in relation to pending stock registration filings with the SEC.

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

Independent Auditors' Reports:

Report on the 2005 Financial Statements

Consolidated Financial Statements:

Balance Sheets – December 31, 2005, 2004 and 2003

Statements of Operations – Years ended December 31, 2005, 2004 and 2003

Statements of Stockholders’ Equity – Years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(3) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, of the Company. Incorporated by reference to the Company's Registration Statement as Exhibit 4.1, on Form 8-A/12g, as filed on May 25, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Company's Registration Statement As Exhibit 4.5, on Form 8-A/12g, as filed on May 25, 2000.

3.3	Amended and Restated By-laws of the Company. Incorporated by reference to the Company's Registration Statement As Exhibit 4.6 on Form 8-A/12g, as filed on May 25, 2000.

4.1	Instruments defining the rights of security holders including indentures Incorporated by reference to the Company's Registration Statement As Exhibit 4.7, on Form 8-A/12g, as filed on May 25, 2000.

4.2	Form of common stock Certificate of the Registrant. Incorporated by reference to the Company's Registration Statement As Exhibit 5, on Form 8-A/12g, as filed on May 25, 2000.

4.3	Securities Purchase Agreement ***

4.4	Secured Convertible Term Note ***

4.5	Common Stock Purchase Warrant***

4.6	Registration Rights Agreement***

14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

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

Dated: April 14, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated: April 14, 2006

By:  /s/  Grayling Hofer

Grayling Hofer

Chief Accounting Officer

Principal Financial Officer

Dated: April 14, 2006

By:  /s/ Joseph C. Cahill

Joseph C. Cahill

Director

Dated: April 14, 2006

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated: April 14, 2006