Form 10-Q
period 2006-03-31
POWERCOLD CORP
filed 2006-05-15
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires:  January 31, 2008

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):

Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 27,523,593 shares outstanding at March 31, 2006.

SEC 1296 (12-05)  Potential persons who are required to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB number.

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Condensed Notes to Consolidated Financial Statements

6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

19

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

23

Item 4.

Controls and Procedures.

23

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

24

Item 2.

Changes in Securities.

25

Item 3.

Defaults Upon Senior Securities.

25

Item 4.

Submission of Matters to a Vote of Security Holders.

25

Item 5.

Other Information.

25

Item 6.

Exhibits

25

Signature

26

Certifications

27

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$12,527	$317,248
Restricted cash	83,550	83,419
Accounts receivable, net of allowance	333,117	123,876
Note receivable	88,784	88,784
Inventory	25,654	64,030
Prepaid expenses	356,484	290,024
Total Current Assets	900,116	967,381
OTHER ASSETS
Property and equipment, net	198,171	214,767
Patent rights and related technology, net	105,007	107,547
Note receivable, net of current portion	266,351	266,351
Deposits	3,651	3,650
Total Other Assets	573,180	592,315
TOTAL ASSETS	$1,473,296	$1,559,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$450,418	$228,485
Accrued expenses	842,379	958,620
Notes payable, related party	1,052,597	988,597
Line of credit	-	500,000
Customer deposit	55,050	-
Convertible debt, net of discounts	2,000,000	2,000,000
Total Current Liabilities	4,400,444	4,675,702
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	1,085,315	1,418,648
Total Long-term Liabilities	1,085,315	1,418,648
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares
authorized, 27,523,593 and 23,485,817 shares issued
and outstanding, respectively	27,524	25,503
Additional paid-in capital	23,720,079	22,742,100
Accumulated deficit	(27,760,066)	(27,302,257)
Total Stockholders' Equity (Deficit)	(4,012,463)	(4,534,654)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,473,296	$1,559,696

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended March 31,
	2006	2005	2004
		Restated	Restated
REVENUES FROM EQUIPMENT SALES
Equipment	$624,959	$153,528	$127,875
Total Revenues	624,959	153,528	127,875
COST OF REVENUES
Direct labor and material-equipment	394,401	95,206	52,141
Warranty expense	-	-	29,584
Manufacturing supplies	1,427	9,932	4,486
Shipping and handling	8,519	10,530	14,248
Total Cost of Revenues	404,347	115,668	100,458
GROSS PROFIT (LOSS)	220,611	37,860	27,417
OPERATING EXPENSES
Sales, marketing and advertising	89,111	-	18,000
General and administrative	301,576	90,139	139,508
Research and development	82,725	93,453	5,274
Legal and accounting	19,652	39,577	34,755
Depreciation and amortization	19,135	36,937	16,769
Total Operating Expenses	512,200	260,106	214,305
LOSS FROM OPERATIONS	(291,589)	(222,246)	(186,888)

OTHER INCOME (EXPENSES)
Interest income	748	2,083	-
Interest and financing expense	(180,480)	(206,025)	-
Other income	13,512	-	1,175
Total Other Income (Expenses)	(166,220)	(203,943)	1,175
LOSS BEFORE INCOME TAX	(457,809)	(426,188)	(185,713)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(457,809)	(426,188)	(185,713)
LOSS FROM DISCONTINUED OPERATIONS	-	(783,536)	(187,975)
NET LOSS	$(457,809)	$(1,209,724)	$(373,688)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.02)	(0.02)	(0.01)
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$-	(0.03)	(0.01)
TOTAL NET LOSS PER COMMON SHARE	$(0.02)	(0.05)	(0.02)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	25,055,363	23,585,817	21,703,416

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
		Restated	Restated
	March 31,	March 31,	Mrach 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(415,595)	$(1,209,724)	$(373,688)
Discontinued operations	-	783,536	187,975
	(415,595)	(426,188)	(185,713)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,135	36,937	16,769
Amortization of discount on note payable	98,885	132,502	-
Issuance of common stock for services	120,000	150,000	4,250
Issuance of common stock for interest	93,901	-	-
Options issued for services	-	23,145	-
Warrants issued for financing fees	-	125,934	-
Warrants issued for services			154,853
(Increase) decrease in assets:
Accounts receivable	(209,241)	-	1,971
Inventories	38,376	(49,024)	3,954
Prepaid expenses	(66,460)	(110,434)	(13,370)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	105,692	262,992	(339,402)
Deposit on sales	55,050	-	-
Cash used in discontinued operations	-	(840,956)	(636,592)
Net cash used in operating activities	(160,256)	(695,092)	(993,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,954)	(92,221)
Deposits	-	140	-
Net cash used in investing activities	-	(8,814)	(92,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	-	(633)
Principal payments on loans	(333,333)	-	-
Proceeds from issuance of shares	125,000	-	-
Proceeds from short-term borrowings	-	-	1,349,368
Proceed (repayment) of short-term borrowings, related party	64,000	(75,000)	(55,000)
Net cash provided by financing activities	(144,333)	(75,000)	1,293,735

Net increase (decrease) in cash	(304,590)	(778,906)	208,234
Cash at beginning of year	400,667	1,306,416	374,678
Cash at end of period	$96,077	$527,510	$582,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$79,564	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock options exercised for debt repayment	$500,000	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company’s advertising expenses were $0, $,0 and $0 for the quarters ending March 31, 2006, 2005 and 2004, respectively. This expense is in loss from discontinued operations for 2005 and 2004.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

Bad Debts Expense

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  The Company recognized $2,034,335 of bad debts in 2005 and included this expense in loss from discontinued operations.  The Company did not accrue any additional bad debt expense in the year ended December 31, 2005, or the quarter ended March 31, 2006

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less and restricted cash to be cash equivalents.

Compensated Absences

Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors.  The Company accrues vacation expense throughout the year.   Accrued vacation payable for the quarters ended March 31, 2006 and 2005 was $15,997 and $5,625, respectively, and is included in accrued expenses on the Company’s balance sheets.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions.  At March 31, 2006, the Company’s cash balance in any one account did not exceeded Federal Deposit Insurance Corporation (FDIC) limits and at March 31, 2005, the Company’s cash balance in three accounts exceeded (FDIC) limits by $308,193.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions.  As of March 31, 2006, the Company’s allowance account was $0.

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

Line of Credit

At December 31, 2005 the Company established a warehousing line of credit for $500,000 and borrowed the full amount as an advance on a customer purchase.  This line is conventional convertible line with zero interest as long as the line is in good standing.  At March 31, 2006, the Company converted the balance plus the origination fee into 1,438,119 shares of common stock with a fair market value of $545,000.

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

Product Warranties

The Company sold the majority of its products with one-year unconditional repair or replacement warranties.  Warranty expense of $0, $0 and $29,584 for the quarters ended March 31, 2006, 2005 and 2004, respectively, is included in cost of sales.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Reclassification & Restatements

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2006 presentation.  The reclassifications principally consists of revised reporting of operating results of the discontinued segment of PowerCold Comfort Air Solutions, Inc. at March 31, 2005, and at March 31, 2004.  These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Restricted Cash

The Company is required pursuant to its loan agreement with Laurus to maintain $100,000 in its lock box account at all times.  As of March 31, 2006 and December 31, 2005, approximately $83,000 was maintained in the lock box.

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements, which contemplate continuation of the Company as a going concern, have been prepared in conformity with accounting principles generally accepted in the United States of America.  At March 31, 2006, the Company had a large accumulated deficit and recurring losses from operations for each year presented.  Property, equipment and intangibles comprise a material portion of the Company's assets.  The recovery of these assets is dependent upon achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.

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

NOTE 5 – INVENTORY

Inventories are stated at the lower of average cost or market.  The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at March 31, 2006 consist of raw materials.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2006	December 31, 2005
Machinery and equipment	$267,556	$267,556
Prototypes and molds	96850	96,850
Furniture and fixtures	85,235	85,235
Total Property and Equipment	449,641	449,841
Less Accumulated Depreciation	251,470	234,874
Net Property and Equipment	$198,171	$214,967

Depreciation expense for the three months ended March 31, 2006, 2005 and 2004 was $19,135, $36,937 and $16,769, respectively.  See Note 17 for assets included in discontinued operations.

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

NOTE 7 — INTANGIBLE ASSETS

The Company’s intangible assets are summarized as follows:

	March 31, 2006	December 31, 2005
Patents and related technology	$1,042,263	$1,042,263
Less: Accumulated amortization	937,256	934,716
Net Intangibles Assets	$105,007	$107,547

Amortization expense for the three months ended March 31, 2006 and 2004 was $57,926, $57,926 and $77,236, respectively.

The Company holds six patents for heat exchange and condenser technology for air conditioning, which expire 17 years from date of issue.  The Company also holds a ten-year license on patented integrated piping technology, has five trademarks, and nine patents pending.  See Note 17 for intangibles included in discontinued operations.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE DEBT

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

On March 22, 2006, the Company requested the withdrawal of its Form S-1 registeration Statements (File No. 333-129658 for 5,797,995 shares of common stock, and File No. 333-115094 for 2,360,431 shares of common stock) in anticipation of a new private placement offering.  No securities were sold in connection with the proposed offerings.  As a result of the S-1 withdrawal, the Company no longer has the prospective option of repaying convertible debt with newly registered stock.

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

Monthly amortizing payments of the aggregate principal amount outstanding under the note began on February 1, 2005 in the amount of $166,667 plus interest. The Company has recorded a discount on the note for deferred financing costs of $641,500 which will be amortized over the life of the loan.  Amortization expense for 2004 was $53,460, $213,833 and $98,885 for the three months ended Mrch 31, 2006.  The Company has recorded a discount on the note for beneficial conversion of $569,105 which will be amortized over the life of the loan.  Amortization expense at December 31, 2005 was $189,701.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

The Company received from Simco Group, Inc., a related party, loans of $1,052,697 and $1,052,697 during 2005 and 2006, respectively.  The loans made in 2005 are payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  $290,700 was repaid in 2005. At March 31, 2006, the interest accrued for the loan from Simco was $62,308. At March 31, 2006 the balance of the Notes payable to Related Party (Simco) was $1,052,597.  The interest expense, related to these loans, recorded in 2005, and 2006 is $34,394 and $19,200, respectively.

NOTE 9 – COMMON STOCK

Upon incorporation, the Company was authorized to issue 200,000,000 shares of its $0.001 par value common stock.

NOTE 10 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

During the three months ended March 31, 2006, the Company issued 185,000 for services at a fair market value of $120,000, 277,778 shares for cash of $125,000, 1,388,889 shares for debt repayment of $500,000 and 169,230 shares for interest and financing expenses of $93,901.

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

Year Ended December 31, 2004
Net loss as reported	$(4,267,631)
Adjustment required by SFAS 123	(3,794,926)
Pro forma net loss	$(8,131,958)
Pro forma net loss per share, basic and diluted	$(0.40)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2004	5,373,503	1.36
Granted Exercised Rescinded or expired	2,850,000 (695,879) (1,394,100)	1.28 0.61 1.43
Outstanding at December 31, 2005	6,133,524	$1.41

Exercisable at December 31, 2005	5,408,524	$1.36

At December 31, 2005, exercise prices for outstanding options ranged from $0.50 to $3.50.  The weighted average contractual life remaining of such options was 2.6 years.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

Some options issued have been approved by the Company’s board of directors but have not been approved by the Company’s shareholders.  Under the 2002 Stock Option Plan, 758,370 shares were approved by the Company’s board of directors and the Company’s shareholders and 465,000 have been issued in accordance with the plan

NOTE 11 – DISPOSITION OF POWERCOLD COMFORAIR SOLUTIONS, INC.

During the year ended December 31, 2005 , the Company elected to fully dispose of PowerCold ComfortAir Solutions, Inc. (“PCAS”) and recorded  costs associated from discontinued operations of $5,000,930.  The assets and liabilities disposed of from the discontinued operations of PCAS are as follows:

Account receivable	1,938,964
Other assets	8,828
Equipment, net	114,892
Intellectual property	860,000
Total Assets	$2,922,684

Accounts payable	$2,733,187
Billing in excess of costs
and estimated earnings on
contracts in progress	380,873
Notes payable	45,595
Total Liabilities	$3,159,655

Costs associated with the disposal of PCAS were accounted for in discontinued operations.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

NOTE 12 – RESTATEMENT OF PRIOR YEARS’ FINANCIAL STATEMENTS

In accordance with generally accepted accounting principles, the financial results of the business segment discontinued (PCAS) are reported as discontinued operations.

The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of PCAS in 2005.  Condensed results of discontinued segments are as follows:

	March 31, 2005	March 31, 2004
Net Sales	$1,424,770	2,113,228

Net Income (Loss)	$(783,536)	$(187,975)

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

The Company adopted SFAS No. 144 effective August 1, 2001.  Consequently, the operating results of PCAS, which was disposed of during the year ended December 31, 2005, are included in discontinued operations.

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2006

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

Our financial statements for the year ended December 31, 2005, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At March 31, 2006 we had an accumulated deficit of $27,760,066 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of March 31, 2006 are $333,117 with reported revenue for the three month period ended March 31, 2006 at $624,959. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.  Our plans for 2005 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2006 we experienced a significant growth in revenue from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Plastic Heat Exchange Products in 2006 support our plans going forward.  We intend to raise capital through the licensing of our heat exchange technology. Exploratory discussions with several companies are underway for long term (five to ten year) nonexclusive territorial distributions rights for our patented heat exchange technology.  Discussions are ongoing and no agreements have been finalized. We see this as an opportunity to capitalize upon the intellectual property of PowerCold and our ongoing R&D efforts regarding heat exchange technology for the HVAC industry.  Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

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

Future profitability is dependant upon maintaining gross profit margins in excess of 30% and execution of the company’s sales and market plans to generate sufficient gross profit from sales to cover operating and financing expense.  The proper management of travel, administration, warranty, legal, accounting, regulatory and other controllable expenses within the constraints of the budget is necessary for sustained profits; however, there is no guarantee that we will be able to achieve the budgeted gross margin, revenue and expense targets necessary for future profitability.  Sufficient cash may not be generated from operations due to the extended payment terms required for some of our sales in order to meet our operating needs.  Cash availability is a significant concern.  Revenue growth strains our resources as material must be purchased, salaries paid and operating and administrative overhead supported.  Future cash needs from debt or equity are dependant upon the collection of receivables and gross margins. Our primary focus is on revenue growth, improved gross margins and the timely collection of receivables.

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

Products:

Nauticon Evaporative Condensers and Fluid Coolers - The Company envisions worldwide market demand for its proprietary evaporative condensing systems used in air conditioning systems. The Nauticon patented products are simple to manufacture. They are used for evaporative condensers, fluid coolers, sub-coolers, refrigeration system components and custom refrigeration products for commercial and industrial use. Nauticon products can reduce power cost in the air condition and refrigeration industry by up to 40% compared to typical, standard air cooled condensers utilized on many refrigeration and air conditioning systems smaller than 200 ton capacity.  The efficiency of water cooled condenser technology is well understood in the industry and is the preferred method in large central chiller plants reducing kW per ton of cooling for chilled water air conditioning from a typical 1.08 kW/ton at a suction temperature of 45 F and condensing temperature of 130 F for air cooled condensers to 0.67 kW/ton at a suction temperature of 45 F and condensing temperature of 95 F for evaporative (water) cooled condenser, a 38% reduction in KW demand. Capacity and power consumption is estimated from data published in the ASHRAE 2004 Handbook, HVAC Systems and Equipment Handbook, Chapter 34.6, Fig. 2 Capacity and Power-Input curves for Typical Hermetic Reciprocating Compressor. Nauticon’s primary advantage is energy savings, yielding EER ratings as high as 18 even as the industry, through regulation, changes to lower efficiency refrigerants. Nauticon products provide a cost effective alternative to the less energy efficient air cooled condenser typically utilized on commercial roof top refrigeration and AC units.  Nauticon evaporative condenser units have beneficial features; they are free of water treatment chemicals, have self-cleaning coils that shed scale and are low-maintenance. Nauticon’s primary advantage is energy savings, yielding EER ratings as high as 18 even as the industry, through regulation, changes to lower efficiency refrigerants. The industry faces serious changes for the first time in years due to energy and environmental concerns worldwide.

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

Significant Events During First Quarter 2006:

On January 10, 2006, The Company announced today a major restructuring of the Company to focus on growth and profits producing and marketing its proprietary plastic products.

Effective January 1, 2006, PowerCold Corporation will operate with one wholly owned subsidiary, PowerCold Technology, LLC, which will hold title to all of the intellectual property as well as licensing of such intellectual property.  PowerCold Products, Inc., PowerCold International, Ltd. and PowerCold Energy Systems, Inc. have been terminated and the assets transferred to PowerCold Corporation.

On January 6, 2006, PowerCold entered into a Stock Purchase and Sale Agreement, effective December 31, 2005, for the sale of its wholly owned subsidiary, PowerCold ComfortAir Solutions, Inc. to Comfort Air Solutions, Inc., a Florida corporation that will be operated by previous employees of PowerCold ComfortAir Solutions, Inc. Included with the Agreement are a five year Technology License Agreement and Trademark License Agreement. The Company anticipates a close productive working relationship with Comfort Air Solutions, Inc., as the first licensing program in the U.S.

Comfort Air Solutions, Inc. acquired all of PowerCold’s outstanding shares of PowerCold ComfortAir Solutions, Inc. common stock.  The purchase price for the common stock is $355,135.00 and shall be paid in accordance with the terms of a Promissory Note.  In addition, Comfort Air Solutions, Inc. shall pay to PowerCold the greater of a Royalty Fee of Ten Percent (10%) on the Net Sales Value on the use of any and all Patents and Intellectual Property or two percent (2%) of the Net Sales Value on all sales invoices of Comfort Air Solutions, Inc., all in accordance with the terms and conditions of the Technology License Agreement.

On February 1, 2006, The company announced the opening of a new corporate sales office in Denver, Colorado. The first month of operations exceeded product sales expectations. The Company secured 29 new product orders that include: 10 Nauticon® Plastic Fluid Coolers from its Mexico distributor, 11 Nauticon® Evaporative Condensers from one of the largest HVAC companies in the world, and 9 Plastic Kits from 2 OEM cooling tower companies. In addition, the Denver office secured an HVAC Equipment Package contract for an extended care facility in Montana; included will be additional Equipment Package contracts for 3 new extended care facilities pending final contracts.

PowerCold® recently announced a reorganization on January 6, 2006.  Mr. Glen Thiessen has been appointed Vice President Sales and Marketing and will supervise all sales operations from the central Denver office. Mr. Thiessen has over 30 years experience in the industry, including owning and operating his own HVAC business for 18 years.  Mr. John Papastavrou has been appointed Product Sales Manager. He previously held the position of Product Manager for PowerCold Comfort Air Solutions for the past 2 years. Mr. Papastavrou will be responsible for product sales of evaporative condensers and fluid coolers to sales agents, manufacture reps and OEM companies.

On MAY 9, 2006 – The Company announced today that the Company received a major order from Grupo Termo Control, Monterrey, Mexico for thirty-nine WDFC Fluid Coolers valued over $500,000 for seven shopping center projects in Mexico.

The recent successful installation of PowerCold® Fluid Coolers at the Galerias Monterrey Shopping Center (News Release December 13, 2005) supported Grupo Termo Control and their customers decision to install the same cooling equipment in seven other shopping centers. The cooling equipment for the shopping centers was selected based on low kw/ton cost and low water consumption. PowerCold’s PlexCoil®, a newly developed proprietary heat transfer tubing/coil using DuPont™ Caltrel® engineered polymer materials (News Release October 11, 2005) is used in the WDFC Fluid Cooler.  The units operate wet and dry - wet in hot weather and dry in cooler weather resulting in water savings up to 70%.

RESULTS OF OPERATIONS – First Quarter 2006

Total Revenue for the three months ended March 31, 2006 are $624,959 up $471,431 or 307% from $153,528 in 2005 and up $497,084 or 389% from 2004 for comparable prior periods.  Revenue growth was driven by Plastic fluid cooler sales, equipment sales for our patented four-pipe system and engineering services sales. Gross profit for the three months ended March 31, 2006 are $202,612, at 35.4% of revenue, and increase of 182,752  or 483%  from $37,860 in 2005, and an increase of $193,195 or 705% from $27,417 in 2004 for comparable prior periods. The gross profit margin was fairly uniform across all product lines.  Operating Losses for the three months ended March 31, 2006 are ($291,589) and increase of $69,343 or 31.2% from ($222,246) in 2005 and an increase of $104,701 or 56% from (186,888) from 2004.  High costs of investment banking and consulting services pushed operating expenses upward.  It is anticipated that operating expenses will be at a more tolerable level during the remainder of the year.  Net Loss for the three-month ended March 31, 2006 increased $31,621 to ($457,809), a 7.4% increase from ($426,188) in 2005 and an increased  of $272,096 or 147% from 2004 for comparable prior periods.

Net Loss Per Share for the three-month period ended March 31, 2006 decreased to ($0.02) from ($0.05) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 25,055,363 for the three-month period ended March 31, 2006 and 23,585,817 for the three month period ended March 31, 2005.   Interest and financing expense decreased 12.4% to $180,480 as compared to the first quarter of 2005.

PowerCold’s production facility has continued to improve its operations with an emphasis on cost reduction programs based on new sales initiatives focused on volume markets for Fluid Coolers and Evaporative Condensers.  New marketing programs related to the new plastic products have been implemented with direct emphasis the newly designed wet/dry fluid coolers that use DuPont’s Caltrel® plastic tubing.

The Company's Consolidated Balance Sheet as of the first quarter ended March 31, 2006 compared to year ending December 31, 2005:

For the first quarter ended March 31, 2006, total current assets decreased 7% to $900,116 from $967,381 and total assets decreased 5.5% to $1,473,296 from $1,559,696 for the year ending December 31, 2005.  Total Current Liabilities decreased 5.9% to $4,400,444 for the first quarter ended March 31, 2006 compared to $4,675,702 for the year ending December 31, 2005.  Total liabilities at March 31, 2006 increased to $5,485,759 with a resultant negative total stockholders' equity of ($4,012,463), a decrease of $522,191 as compared to ($4,534,654) for the year ending December 31, 2005.

Inventory decreased 59.9% to $25,654 from the year ended December 31, 2005 due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.

Status of Operations: We intend to continue to utilize and develop our intangible assets.  At March 31, 2006, intangible assets comprised 7.1% of our total assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It’s our opinion that the cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  We believe that our working capital is insufficient to support its growth plans for 2006.

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

CEO and CFO CERTIFICATIONS

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

PowerCold ComfortAir Solutions and PowerCold Products is also named as a Defendant in an action for recovery of $37,708.25 in a suit filed by Nickson’s Machine Shop against Alturdyne Energy Systems (a California company) for repair work for two engine drive chiller sold by Alturdyne to Grapetech Winery Solutions a division of Nickson’s Machine Shop.  PowerCold Products provided materials and packaging.  The contract for the equipment purchase was between Alturdyne Energy Systems and Grapetech Winery Solutions.  PowerCold is negotiating an equitable settlement for a release from this action by Nickson’s Machine Shop. The suit was filed on January 25, 2005 in the Superior Court of California, County of Santa Barbara, Santa Maria, CA, Cook Division, Case No. 1171633. Service was acknowledged on February 7, 2005 for PowerCold ComfortAir Solutions and February 17, 2005 for PowerCold Products, Inc.  As of April 3, 2006 a settlement offer has been reached in the amount of $50,000.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Reports on Form 8-K relating to the quarter ended March 31, 2006:

8 –K  January 6, 2006 - Registrant restructured its subsidiary operations

8 –K  January 10, 2006 - Registrant engaged Flagstone Securities

8 –K  January 30, 2006 – New officer and Board Advisor, and resignation of officer

Item 6.  Exhibits.

No.

Description

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Grayling Hofer, Chief Financial Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Grayling Hofer, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: May 15, 2006