Form 10-Q/A
period 2005-03-31
POWERCOLD CORP
filed 2006-08-11
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 5

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    14

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    15

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    16

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    17

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    18

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    19

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    20

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    21

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    22

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    23

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

ITEM 4.  CONTROLS AND PROCEDURES

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    24

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our disclosure controls and procedures were not effective at that reasonable assurance level for the period stated.

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

PowerCold ComfortAir Solutions, Inc.

During Management's internal audit concluded late October 2005 (by its CFO and CAO) of its subsidiary company PowerCold ComfortAir Solutions, Inc., prior to the year-end Independent Audit, management discovered that PowerCold ComfortAir Solutions, Inc. was not following its Corporate Controls and Procedures that were in effect at that time.  The management of the Company's subsidiary was providing inappropriate accounting information concerning the recognition of sales and corresponding expenses under a method, which was not in compliance with percentage of completion accounting.  Sales were being recognized

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    25

when made not when the proceeds of the sale were earned. After management discussed the matter with its Independent Registered Accountants and the non compliance of the subisidiary with the Company’s internals controls and procedures, management decided that the operations of PowerCold ComfortAir Solutions, Inc. were no longer an appropriate business activity of the Company and that the subsidiary would be sold to its existing management.

PowerCold ComfortAir Solutions was sold to its employees.  In Late October 2005, based upon the failure of PowerCold Comfort Air Solutions to follow established corporate controls and procedures, PowerCold’s management concluded that its disclosure controls and procedures over this subsidiary was not effective as of March 31, 2005.  PowerCold Corporation has since restructured the company, merging the remaining subsidiary companies into the parent and restructuring the management and accounting controls, thus eliminating further risk of non-compliance with corporate policies. As a result of the discovery of PowerCold Comfort Air Solutions failure to follow established corporate controls and procedures in late October 2005, PowerCold’s management concluded that its disclosure controls and procedures for the entire company were not effective as of March 31, 2005

CONCLUSION

In accord with SEC requirements, the CEO and CFO note that, as of the period ended 03/31/05, there were significant deficiencies and material weaknesses in our Internal Controls. Although the Company's management must deem that the controls over financial reporting were not effective for this period in 2005, since this problem has been identified, relative to its subsidiary PowerCold ComfortAir Solutions, Inc., the Company's management team has reviewed internal procedures and has established controls, which are now deemed to be effective. The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO.  In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management. There were no other changes in our internal controls over financial reporting.

We previously filed on May 13, 2005, a report on Form 10-QSB for the period ended March 31, 2005. In that Report, Management concluded that at that time and for such period, that with respect to the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report, Management  concluded that, subject to stated limitations, our Disclosure Controls were effective to ensure that material information relating to PowerCold Corporation, Inc. and its subsidiaries was made known to management, and that our Internal Controls were effective to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles. We have modified and clarified such disclosure to reflect that there were significant deficiencies and material weaknesses in our Internal Controls. Our original assessment was based solely upon a review of our controls and procedures and not those of our subsidiaries. Subsequent to March 31, 2005 and during an internal audit prior to year-end of our subsidiary company PowerCold ComfortAir Solutions, Inc., Management discovered that PowerCold ComfortAir Solutions, Inc. was not following it’s Corporate Controls and Procedures that were in effect.  Management discussed the matter with its independent Auditors, and subsequently discontinued operations of  PowerCold Comfort Air Solutions, Inc. and sold the business to its employees. This Report reflects the revised assessment of our CEO and CFO for the period stated.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    26

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

PowerCold ComfortAir Solutions, Inc. has filed suit against Pat Cook Construction on April 29, 2005 in the County Court of the Twelfth Judicial Circuit in and for the County of Sarasota, Florida, Case No. 05-CC-

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    27

2371NC for damages in the amount of $11,017.10, an unpaid balance due for work completed, plus interest and attorney’s fees pending written confirmation from the project developer that Pat Cook Construction has been paid in full for the product provided by PowerCold ComfortAir Solutions, Inc.

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

Dated: August 1, 2006