Form 10-Q/A
period 2005-06-30
POWERCOLD CORP
filed 2006-08-11
CIK 827055

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         16

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         17

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         18

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         19

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         20

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         21

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         22

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         23

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         24

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

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2005 compared to year ending December 31, 2004:

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         25

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         26

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, Our CEO and CFO have concluded that our disclosure controls and procedures were not effective at that reasonable assurance level for the period stated.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         27

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

PowerCold ComfortAir Solutions was sold to its employees.  In late October 2005, based upon the failure of PowerCold Comfort Air Solutions to follow established corporate controls and procedures, PowerCold’s management concluded that its disclosure controls and procedures over this subsidiary was not effective as of  June 30, 2005.  PowerCold Corporation has since restructured the company, merging the remaining subsidiary companies into the parent and restructuring the management and accounting controls, thus eliminating further risk of non-compliance with corporate policies. As a result of the discovery of PowerCold Comfort Air Solutions failure to follow established corporate controls and procedures in late Octoer 2005, PowerCold’s management concluded that its disclosure controls and procedures  for the entire company were not effective as of  June 30, 2005.

CONCLUSION

In accord with SEC requirements, the CEO and CFO note that, as of the period ended 06/30/05 covered by this report, there were significant deficiencies and material weaknesses in our Internal Controls. Although the Company's management must deem that the controls over financial reporting were not effective for this period in 2005, since this problem has been identified, relative to its subsidiary PowerCold ComfortAir Solutions, Inc., the Company's management team has reviewed internal procedures and has established controls, which are now deemed to be effective. The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO.  In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management. There were no other changes in our internal controls over financial reporting.

We previously filed on August 15, 2005, a report on Form 10-QSB for the period ended June 30, 2005. In that Report, Management concluded that at that time and for such period, that with respect to the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report, Management  concluded that, subject to stated limitations, our Disclosure Controls were effective to ensure that material information relating to PowerCold Corporation, Inc. and its subsidiaries was made known to management, and that our Internal Controls were effective to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles. We have modified and clarified such disclosure to reflect that there were significant deficiencies and material weaknesses in our Internal Controls.Our original assessment was based solely upon a review of our controls and procedures and not those of our subsidiaries. Subsequent to June 30, 2005 and during an internal audit prior to year-end of our subsidiary company PowerCold ComfortAir Solutions, Inc., Management discovered that PowerCold ComfortAir Solutions, Inc. was not following it’s Corporate Controls and Procedures that were in effect.  Management discussed the matter with its independent Auditors, and subsequently discontinued operations of  PowerCold Comfort Air Solutions, Inc. and sold the business to its employees. This Report reflects the revised assessment of our CEO and CFO for the period stated.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         29

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         30

Item 6.  Exhibits

(a)   Exhibits

No.

Description

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Grayling Hofer, Chief Accounting Officer and Principal Financial Officer

pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Grayling Hofer, Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         31

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Dated: August 1, 2006