Form 10-Q/A
period 2005-09-30
POWERCOLD CORP
filed 2006-08-11
CIK 827055

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

PowerCold ComfortAir Solutions was sold to its employees.  In late October 2005, based upon the failure of PowerCold Comfort Air Solutions to follow established corporate controls and procedures, PowerCold’s management concluded that its disclosure controls and procedures over this subsidiary was not effective as of September 30, 2005.  PowerCold Corporation has since restructured the company, merging the remaining subsidiary companies into the parent and restructuring the management and accounting controls, thus eliminating further risk of non-compliance with corporate policies. As a result of the discovery of PowerCold Comfort Air Solutions failure to follow established corporate controls and procedures in late October 2005, PowerCold’s management concluded that its disclosure controls and procedures for the entire company were not effective as of September 30, 2005.

CONCLUSION

In accord with SEC requirements, the CEO and CFO note that, as of the period ended 12/31/05 covered by this report, there were significant deficiencies and material weaknesses in our Internal Controls. Although the Company's management must deem that the controls over financial reporting were not effective for this period in 2005, since this problem has been identified, relative to its subsidiary PowerCold ComfortAir Solutions, Inc., the Company's management team has reviewed internal procedures and has established controls, which are now deemed to be effective. The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO.  In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management. There were no other changes in our internal controls over financial reporting.

We previously filed on April 17, 2006, a report on Form 10-K for the period ended December 31, 2005. In that Report, Management concluded that at that time and for such period, that with respect to the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report, Management  concluded that, subject to stated limitations, our Disclosure Controls were effective to ensure that material information relating to PowerCold Corporation, Inc. and its subsidiaries was made known to management, and that our Internal Controls were effective to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles. We have modified and clarified such disclosure to reflect that there were significant deficiencies and material weaknesses in our Internal Controls.Our original assessment was based solely upon a review of our controls and procedures and not those of our subsidiaries. During an internal audit prior to year-end of our subsidiary company PowerCold ComfortAir Solutions, Inc., Management discovered that PowerCold ComfortAir Solutions, Inc. was not following it’s Corporate Controls and Procedures that were in effect.  Management discussed the matter with its independent Auditors, and subsequently discontinued operations of PowerCold Comfort Air Solutions, Inc. and sold the business to its employees. This Report reflects the revised assessment of our CEO and CFO for the period stated.

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