Form 10-K/A
period 2005-12-31
POWERCOLD CORP
filed 2006-08-11
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2008 Estimated average burden hours per response: 2,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

We previously filed on April 17, 2006, a report on Form 10-K for the period ended December 31, 2005. In that Report, Management concluded that at that time and for such period, that with respect to the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report, Management  concluded that, subject to stated limitations, our Disclosure Controls were effective to ensure that material information relating to PowerCold Corporation, Inc. and its subsidiaries was made known to management, and that our Internal Controls were effective to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles. We have modified and clarified such disclosure to reflect that there were significant deficiencies and material weaknesses in our Internal Controls.Our original assessment was based solely upon a review of our controls and procedures and not those of our subsidiaries. During management's internal audit concluded late October 2005 (by its CFO and CAO) of its subsidiary company PowerCold ComfortAir Solutions, Inc., prior to the year-end Independent Audit, management discovered that PowerCold ComfortAir Solutions, Inc. was not following its Corporate Controls and Procedures that were in effect at that time.  The management of the Company's subsidiary was providing inappropriate accounting information concerning the recognition of sales and corresponding expenses under a method, which was not in compliance with percentage of completion accounting.  Sales were being recognized when made not when the proceeds of the sale were earned.  After management discussed the matter with its Independent Auditors and the non compliance of the subisidiary with the Company’s internals controls and procedures , management decided that the operations of PowerCold ComfortAir Solutions, Inc. were no longer an appropriate business activity of the Company and that the subsidiary would be sold to its existing management.

PowerCold ComfortAir Solutions was sold to its employees.  In late October 2005, based upon the failure of PowerCold Comfort Air Solutions to follow established corporate controls and procedures, PowerCold’s management concluded that its disclosure controls and procedures over this subsidiary was not effective as of the end of the prior 2005 reporting periods.  PowerCold Corporation has since restructured the company, merging the remaining subsidiary companies into the parent and restructuring the management and accounting controls, thus eliminating further risk of non-compliance with corporate policies. This Report reflects the revised assessment of our CEO and CFO for the period stated. As a result of the discovery of PowerCold Comfort Air Solutions failure to follow established corporate controls and procedures in late October 2005, PowerCold’s management concluded that its disclosure controls and procedures for the entire company were not effective as of  December 31, 2005

In accord with SEC requirements, the CEO and CFO note that, as of the period ended 12/31/05 covered by this report, there were significant deficiencies and material weaknesses in our Internal Controls. Although the Company's management must deem that the controls over financial reporting were not effective for most of 2005, since this problem has been identified the Company's management team has reviewed internal procedures and has established controls, which are now deemed to be effective.  The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO.  In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management.

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

Consolidated Financial Statements:

Balance Sheets – December 31, 2005, 2004 and 2003

Statements of Operations – Years ended December 31, 2005, 2004 and 2003

Statements of Stockholders’ Equity – Years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(3) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, of the Company. Incorporated by reference to the Company's Registration Statement as Exhibit 4.1, on Form 8-A/12g, as filed on May 25, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Company's Registration Statement As Exhibit 4.5, on Form 8-A/12g, as filed on May 25, 2000.

3.3	Amended and Restated By-laws of the Company. Incorporated by reference to the Company's Registration Statement As Exhibit 4.6 on Form 8-A/12g, as filed on May 25, 2000.

4.1	Instruments defining the rights of security holders including indentures Incorporated by reference to the Company's Registration Statement As Exhibit 4.7, on Form 8-A/12g, as filed on May 25, 2000.

4.2	Form of common stock Certificate of the Registrant. Incorporated by reference to the Company's Registration Statement As Exhibit 5, on Form 8-A/12g, as filed on May 25, 2000.

4.3	Securities Purchase Agreement ***

4.4	Secured Convertible Term Note ***

4.5	Common Stock Purchase Warrant***

4.6	Registration Rights Agreement***

14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, previously filed

21.1	Subsidiaries of the Company, previously filed

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 1, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated: August 1, 2006

By:  /s/  Grayling Hofer

Grayling Hofer

Chief Accounting Officer

Principal Financial Officer

Dated: August 1, 2006

By:  /s/ Joseph C. Cahill

Joseph C. Cahill

Director

Dated: August 1, 2006

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated: August 1, 2006