Form 10-Q
period 2006-06-30
POWERCOLD CORP
filed 2006-08-14
CIK 827055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001 – 30,199,874 shares outstanding at June 30, 2006.

SEC 1296 (1-04)  Potential persons who are required to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB number.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  2

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1:

Consolidated Financial Statements

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

7

Condensed Notes to Consolidated Financial Statements

8

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations.

22

Item 3:

Quantitative and Qualitative Disclosures About Market Risk.

27

Item 4.

Controls and Procedures.

27

PART II.   OTHER INFORMATION

Item 1.

Legal Proceedings.

28

Item 2.

Changes in Securities.

29

Item 3.

Defaults Upon Senior Securities.

29

Item 4.

Submission of Matters to a Vote of Security Holders.

29

Item 5.

Other Information.

29

Item 6.

Exhibits

29

Signature

30

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  3

PART I - FINANCIAL INFORMATION

The following financial statements have not been reviewed by the companies auditors and we are therefore out of compliance with regulation S-X Article 10 rule N-01 sub script D, which requires our auditors to complete a review of our financial statements prior to issuance.  We are currently resolving outstanding corrections to prior period financial statements as previously reports on form 8K filed July 11, 2006.  The company expects that its internal review of these outstanding issues will be complete within a month.  We would then expect to have all required procedures and reviews completed and all appropriate filings corrected and refilled.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  4

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS	unaudited	unaudited

CURRENT ASSETS
Cash	$8,620	$317,248
Restricted cash	81,198	83,419
Accounts receivable, net of allowance	316,090	123,876
Note receivable	88,784	88,784
Inventory	19,808	64,030
Prepaid expenses	267,607	290,024
Total Current Assets	782,107	967,381

OTHER ASSETS
Property and equipment, net	181,772	214,767
Patent rights and related technology, net	102,466	107,547
Note receivable, net of current portion	266,351	266,351
Deposits	3,651	3,650
Total Other Assets	554,240	592,315

TOTAL ASSETS	$1,336,347	$1,559,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$316,810	$228,485
Accrued expenses	1,020,144	958,620
Notes payable, related party	973,597	988,597
Line of credit	-	500,000
Convertible debt, net of discounts	2,000,000	2,000,000
Total Current Liabilities	4,310,550	4,675,702

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	918,648	1,418,648
Total Long-term Liabilities	918,648	1,418,648

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares
authorized, 25,502,696 and 23,485,817 shares issued
and outstanding, respectively	30,200	25,503
Additional paid-in capital	24,822,616	22,742,100
Accumulated deficit	(28,745,667)	(27,302,257)
Total Stockholders' Equity (Deficit)	(3,892,852)	(4,534,654)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,336,347	$1,559,696

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  5

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended June 30,
	2006	2005	2004
	unaudited	unaudited	unaudited

REVENUES FROM EQUIPMENT SALES
Equipment	$374,441	$370,953	$235,155
Total Revenues	374,441	370,953	235,155

COST OF REVENUES
Direct labor and material-equipment	197,390	124,397	53,034
Warranty expense	-	39,990	46,841
Manufacturing supplies	786	14,662	8,167
Shipping and handling	28,204	1,825	41,569
Total Cost of Revenues	226,380	180,874	149,611

GROSS PROFIT (LOSS)	148,060	190,079	85,544

OPERATING EXPENSES
Sales, marketing and advertising	61,551	-	-
General and administrative	476,656	354,688	236,545
Research and development	76,897	200,972	15,881
Legal and accounting	227,565	103,134	132,716
Depreciation and amortization	18,940	25,688	32,793
Total Operating Expenses	861,608	684,482	417,934

LOSS FROM OPERATIONS	(713,548)	(494,403)	(332,390)

OTHER INCOME (EXPENSES)
Interest income	522	2,758	467
Interest and financing expense	(312,340)	(249,481)	(154,340)
Other income	(2,449)	69,884	1,374
Total Other Income (Expenses)	(314,268)	(176,839)	(152,499)

LOSS BEFORE INCOME TAX	(1,027,816)	(671,242)	(484,889)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,027,816)	(671,242)	(484,889)

LOSS FROM DISCONTINUED OPERATIONS	-	(475,957)	(90,646)

NET LOSS	$(1,027,816)	$(1,147,199)	$(575,535)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.04)	(0.03)	(0.02)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$-	(0.02)	(0.00)

TOTAL NET LOSS PER COMMON SHARE	$(0.04)	(0.05)	(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	29,082,323	24,266,403	21,805,083

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  6

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,
	2006	2005	2004
	unaudited	unaudited	unaudited

REVENUES FROM EQUIPMENT SALES
Equipment	$999,399	$524,481	$363,030
Total Revenues	999,399	524,481	363,030

COST OF REVENUES
Direct labor and material-equipment	591,792	232,524	105,175
Warranty expense	-	39,990	99,254
Manufacturing supplies	2,213	24,594	12,653
Shipping and handling	36,723	13,214	65,906
Total Cost of Revenues	630,728	310,322	282,988

GROSS PROFIT (LOSS)	368,672	214,159	80,042

OPERATING EXPENSES
Sales, marketing and advertising	150,662	-	-
General and administrative	778,232	526,510	459,578
Research and development	159,622	336,953	21,157
Legal and accounting	247,217	142,711	167,471
Depreciation and amortization	38,075	51,787	52,368
Total Operating Expenses	1,373,808	1,057,961	700,574

LOSS FROM OPERATIONS	(1,005,136)	(843,802)	(620,532)

OTHER INCOME (EXPENSES)
Interest income	1,270	4,841	467
Interest and financing expense	(450,607)	(752,685)	(309,249)
Other income	11,063	69,884	1,374
Total Other Income (Expenses)	(438,274)	(677,960)	(307,408)

LOSS BEFORE INCOME TAX	(1,443,410)	(1,521,762)	(927,940)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,443,410)	(1,521,762)	(927,940)

LOSS FROM DISCONTINUED OPERATIONS	-	(811,380)	(81,039)

NET LOSS	$(1,443,410)	$(2,333,142)	$(1,008,979)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.05)	(0.06)	(0.04)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$-	(0.03)	(0.00)

TOTAL NET LOSS PER COMMON SHARE	$(0.05)	(0.10)	(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	27,458,086	23,884,443	21,754,805

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  7

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,	June 30,	June 30,
	2006	2005	2004
	unaudited	unaudited	unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,443,410)	$(1,521,762)	$(927,940)
Discontinued operations	-	(811,380)	(81,039)
	(1,443,410)	(2,333,142)	(1,008,979)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	38,075	51,787	52,368
Amortization of discount on note payable	210,000	264,645	-
Issuance of common stock for services	280,000	420,000	188,250
Issuance of common stock for interest	249,452	140,983	-
Options issued for services	195,760	155,835	-
Warrants issued for financing fees	-	-	-
Warrants issued for services			309,706
(Increase) decrease in assets:
Accounts receivable	(192,214)	-	-
Inventories	44,222	(96,627)	(124,189)
Prepaid expenses	22,417	30,058	(62,708)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	149,849	43,164	74,753
Deposit on sales	-	-	-
Cash used in discontinued operations	-	(593,030)	(1,494,408)
Net cash used in operating activities	(445,849)	(1,916,327)	(2,065,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(93,919)
Deposits	-	-	-
Net cash used in investing activities	-	-	(93,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease		-	(633)
Principal payments on loans	(500,000)	(3,900)	-
Proceeds from issuance of shares	650,000	422,940	670,309
Proceeds from short-term borrowings	-	-	1,597,203
Proceed (repayment) of short-term borrowings, related party	(15,000)	762,024	(28,000)
Net cash provided by financing activities	135,000	1,181,064	2,238,879

Net increase (decrease) in cash	(310,849)	(735,263)	79,753

Cash at beginning of year	400,667	1,306,416	374,678

Cash at end of period	$89,818	$571,153	$454,431

	89,818	571,153	454,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$25,259	$79,564	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock options exercised for debt repayment	$500,000	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  8

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The following notes to the financial statements have not been reviewed by the companies auditors and we are therefore out of compliance with regulation S-X Article 10 rule N-01 sub script D, which requires our auditors to complete a review of our financial statements prior to issuance.  We are currently resolving outstanding corrections to prior period financial statements as previously reports on form 8K filed July 11, 2006.  The company expects that its internal review of these outstanding issues will be complete within a month.  We would then expect to have all required procedures and reviews completed and all appropriate filings corrected and refilled.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  9

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  10

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company’s advertising expenses were $0, $,0 and $0 for the quarters ending June 30, 2006, 2005 and 2004, respectively. This expense is in loss from discontinued operations for 2005 and 2004.

Bad Debts Expense

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  The Company recognized $2,034,335 of bad debts in 2005 and included this expense in loss from discontinued operations.  The Company did not accrue any additional bad debt expense in the year ended December 31, 2005, or the quarter ended June 30, 2006

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less and restricted cash to be cash equivalents.

Compensated Absences

Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors.  The Company accrues vacation expense throughout the year.   Accrued vacation payable for the quarters ended June 30 2006 and 2005 was $15,997 and $5,625, respectively, and is included in accrued expenses on the Company’s balance sheets.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions.  At June 30, 2006, the Company’s cash balance in any one account did not exceeded Federal Deposit Insurance Corporation (FDIC) limits and at June 30, 2005, the Company’s cash balance in three accounts exceeded (FDIC) limits by $300,667.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions.  As of June 30, 2006, the Company’s allowance account was $0.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  11

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

At June 30, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  12

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

Product Warranties

The Company sold the majority of its products with one-year unconditional repair or replacement warranties.  Warranty expense of $0, $39,990 and $46,841 for the quarters ended June 30, 2006, 2005 and 2004, respectively, is included in cost of sales.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  13

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  See Note 7.

Reclassification & Restatements

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation.  The reclassifications principally consists of revised reporting of operating results of the discontinued segment of PowerCold Comfort Air Solutions, Inc. in 2004, and at December 31, 2005.  These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Restricted Cash

The Company is required pursuant to its loan agreement with Laurus to maintain $100,000 in its lock box account at all times.  As of June 30, 2006, approximately $81,198 was maintained in the lock box.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  14

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

Inventories at December 31, 2005 and 2004 consist of raw materials.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  15

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2006	December 31, 2005
Machinery and equipment	$267,556	$267,556
Prototypes and molds	96850	96,850
Furniture and fixtures	85,235	85,235
Total Property and Equipment	449,641	449,841
Less Accumulated Depreciation	267,869	234,874
Net Property and Equipment	$181,772	$214,967

Depreciation expense for the years ended December 31, 2005 and 2004 was $55,040, $41,970, respectively.  See Note 17 for assets included in discontinued operations.

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

NOTE 7 — INTANGIBLE ASSETS

The Company’s intangible assets are summarized as follows:

	June 30, 2006	December 31, 2005
Patents and related technology	$823,167	$1,042,263
Less: Accumulated amortization	720,701	934,716
Net Intangibles Assets	$102,466	$107,547

Amortization expense for the years ended December 31, 2005 and 2004 was $57,926, $57,926 and $77,236, respectively.

The Company holds six patents for heat exchange and condenser technology for air conditioning, which expire 17 years from date of issue.  The Company also holds a ten-year license on patented integrated piping technology, has five trademarks, and nine patents pending.  See Note 17 for intangibles included in discontinued operations.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  16

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  17

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

The Company received from Simco Group, Inc., a related party, loans of $161,108, $100,000, and $1,507,461 during 2003, 2004, and 2005, respectively.  The advances in 2003 bear interest at 8% and are payable on demand.  No payments were made against the principal during 2003 and $245,000 was repaid in 2004.  The debt was convertible to common stock as calculated at 50% of the bid price at the end of the quarter preceding conversion during 2003.  The loans made in 2005 are payable upon demand with an annual interest rate of prime, as published in the Wall Street Journal, plus 1%, not to exceed 8%.  $290,700 was repaid in 2005. At June 30, 2006, the interest accrued for the loan from Simco was $82,436. At June 30, 2006 the balance of the Notes payable to Related Party (Simco) was $973,597. The beneficial conversion feature of the 2003 loan is recorded as additional paid in capital.  The interest expense, related to these loans, recorded in 2005, and 2004 is $34,394  and $218,979, respectively.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  18

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

Year Ended December 31, 2004
Net loss as reported	$(4,267,631)
Adjustment required by SFAS 123	(3,794,926)
Pro forma net loss	$(8,131,958)
Pro forma net loss per share, basic and diluted	$(0.40)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2004	5,373,503	1.36
Granted Exercised Rescinded or expired	2,850,000 (695,879) (1,394,100)	1.28 0.61 1.43
Outstanding at December 31, 2005	6,133,524	$1.41

Exercisable at December 31, 2005	5,408,524	$1.36

Weighted average fair value of options granted during 2006	.46	1.61

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  19

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

Account receivable

 1,938,964

Other assets

8,828

Equipment, net

114,892

Intellectual property

860,000

  Total Assets

$2,922,684

Accounts payable

$2,733,187

Billing in excess of costs

   And estimated earnings on

   Contracts in progress

380,873

Notes payable

45,595

  Total Liabilities

$3,159,655

Costs associated with the disposal of PCAS were accounted for in discontinued operations.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  20

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

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

The accounting practices of this former subsidiary are currently under internal review concerning possible revenue recognition issues and all accounts affected there by as stated on form 8K filed on July 1, 2006.  Management believes that once the internal review is completed material changes maybe made.

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

This restatement is not in response to the current internal review and management believes that once the internal review is completed material changes maybe made.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  21

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30,2006

NOTE 13 – INTERNAL REVIEW OF FORMER SUBSIDIARY

Management is currently reviewing the accounting practices of it former PowerCold ComfortAir Solutions, Inc. for issues listed on form 8K filed July 11, 2006.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  22

ITEM  2.

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

The following notes to the financial statements have not been reviewed by the companies auditors and we are therefore out of compliance with regulation S-X Article 10 rule N-01 sub script D, which requires our auditors to complete a review of our financial statements prior to issuance.  We are currently resolving outstanding corrections to prior period financial statements as previously reports on form 8K filed July 11, 2006.  The company expects that its internal review of these outstanding issues will be complete within a month.  We would then expect to have all required procedures and reviews completed and all appropriate filings corrected and refilled.

Our financial statements for the year ended December 31, 2005, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At June 30, 2006 we had an accumulated deficit of $27,,760,,066 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of June 30, 2006 are $316,090 with reported revenue for the three month period ended June 30, 2006 at $374,441. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.  Our plans for 2006 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2006 we experienced a significant growth in revenue from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Plastic Heat Exchange Products in 2006 support our plans going forward.  We intend to raise capital through the licensing of our heat exchange technology. Exploratory discussions with several companies are underway for long term (five to ten year) nonexclusive territorial distributions rights for our patented heat exchange technology.  Discussions are ongoing and no agreements have been finalized. We see this as an opportunity to capitalize upon the intellectual property of PowerCold and our ongoing R&D efforts regarding heat exchange technology for the HVAC industry.  Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  23

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  24

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

Significant Events During 2006:

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  25

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

RESULTS OF OPERATIONS – Second Quarter 2006

Total Revenue for the three months ended June 30, 2006 are $374,441 up $3,488 or 1% from $370,953 in 2005 and up $139,286 or 59% from 2004 for comparable prior periods.  Total Revenue for the six months ended June 30, 2006 are $999,399 up $474,858 or 91% from $524,481 in 2005 and up $636,369 or 175% from $363,030 in 2004. Revenue growth was driven by Plastic fluid cooler sales and engineering services sales. Gross profit for the three months ended June 30, 2006 are $148,060, at 39.5% of revenue, and decrease of $42,019  or 22%  from $190,079 in 2005, and an increase of $62,516 or 73% from $85,544 in 2004 for comparable prior periods.  Gross profit for the six months ended June 30, 2006 are $368,672, at 37% of revenue, and increase of $154,513  or 72%  from $214,159 in 2005, and an increase of $288,630 or 631% from $80,042 in 2004 for comparable prior periods.  The gross profit margin was fairly uniform across all product lines.  Operating Losses for the three months ended June 30, 2006 are ($713,548) an increase of $219,145 or 44% from ($494,403) in 2005 and an increase of $381,158 or 115% from (332,390) from 2004.  The gross profit margin was fairly uniform across all product lines.  Operating Losses for the six months ended June 30, 2006 are ($1,005,136) an increase of $161,334 or 19% from ($843,802) in 2005 and an increase of $384,604 or 62% from (620,532) from 2004.

  High costs of investment banking and consulting services pushed operating expenses upward.  Net Loss for the three-month ended June 30, 2006 increased $356,574 to ($1,027,816), a 53% increase from ($671,242) in 2005 and an increased  of $542,927 or 112% from 2004 for comparable prior periods.  Net Loss for the six months ended June 30, 2006 decreased $78,352 to ($1,443,410), a 5% decrease from ($1,521,762) in 2005 and an increased  of $515,470 or 56% from 2004 for comparable prior periods.

Net Loss Per Share for the three-month period ended June 30, 2006 increased to ($0.04) from ($0.03) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 29,082,325 for the three-month period ended June 30, 2006 and 24,266,403 for the three month period ended June 30, 2005.   Interest and financing expense increased 25% to $312,340 as compared to the second quarter of

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  26

2005.  Net Loss Per Share for the six months ended June 30, 2006 decreased to ($0.05) from ($0.06) for the same quarter of the prior year. Net loss per share was based on weighted average number of shares of 27,458,086 for the six months ended June 30, 2006 and 23,884,433 for the six month period ended June 30, 2005.   Interest and financing expense decreased 40% to $450,607 as compared to the first six months of 2005

PowerCold’s production facility has continued to improve its operations with an emphasis on cost reduction programs based on new sales initiatives focused on volume markets for Fluid Coolers and Evaporative Condensers.  New marketing programs related to the new plastic products have been implemented with direct emphasis the newly designed wet/dry fluid coolers that use DuPont’s Caltrel® plastic tubing.

The Company's Consolidated Balance Sheet as of the second quarter ended June 30, 2006 compared to year ending December 31, 2005:

For the quarter ended June 30, 2006, total current assets decreased 19% to $782,107 from $967,381 and total assets decreased 14% to $1,336,347 from $1,559,696 for the year ending December 31, 2005.  Total Current Liabilities decreased 8% to $4,310,550 for the quarter ended June 30, 2006 compared to $4,675,702 for the year ending December 31, 2005.  Total liabilities at June 30, 2006 decreased to $5,229,198 with a resultant negative total stockholders' equity of ($3,892,852), a decrease of  $641,802 as compared to ($4,534,654) for the year ending December 31, 2005.

Inventory decreased 69% to $19,808 from the year ended December 31, 2005 due to increased demand for Nauticon Fluid Coolers, Evaporative Condensers and the new Plastic coil product ramp up.

Status of Operations: We intend to continue to utilize and develop our intangible assets.  At June 30, 2006, intangible assets comprised 8% of our total assets.  The recovery of these intangible assets is dependent upon achieving profitable operations. It’s our opinion that the cash flow generated from current intangible assets is not impaired, and that recovery of its intangible assets, upon which profitable operations will be based, will occur.  We believe that our working capital is insufficient to support its growth plans for 2006.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  27

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  28

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

PowerCold ComfortAir Solutions and PowerCold Products is also named as a Defendant in an action for recovery of $37,708.25 in a suit filed by Nickson’s Machine Shop against Alturdyne Energy Systems (a California company) for repair work for two engine drive chiller sold by Alturdyne to Grapetech Winery Solutions a division of Nickson’s Machine Shop.  PowerCold Products provided materials and packaging.  The contract for the equipment purchase was between Alturdyne Energy Systems and Grapetech Winery Solutions.  PowerCold is negotiating an equitable settlement for a release from this action by Nickson’s Machine Shop. The suit was filed on January 25, 2005 in the Superior Court of California, County of Santa Barbara, Santa Maria, CA, Cook Division, Case No. 1171633. Service was acknowledged on February 7, 2005 for PowerCold ComfortAir Solutions and February 17, 2005 for PowerCold Products, Inc.  As of April 3, 200, 2006 a settlement offer has been reached in the amount of $50,000.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  29

construction lien on the property seeking payment of $91,675.80 in unpaid and past due receivables on a contract of $285,579.00 after the first change order.  Additional sums may become due in the future.

PowerCold ComfortAir Solutions, Inc., filed suit against Takagi USA, Inc. for damages related to defective products sold to PowerCold ComfortAir Solutions, Inc. in Circuit Court in Pinellas County, Florida – Case No. 04-7819-CI-13 on November 2, 2004 for damages in excess of $160,000 and attorney’s fee. As of August 13, 2005 discovery between the parties is proceeding and mediation has been scheduled, but no date has been set.

PowerCold ComfortAir Solutions, Inc. had filed a claim with Mid-Continent Casualty Company against Bond No.BD-89172 for the Project: CO; Wingate Inn, Principal: TDC/Bass Joint Venture, LLC in the amount of $195,882.10 which was acknowledged on September 24, 2004.  As of April 25, 2005 no resolution regarding payment has been reached and the parties moved forward with mediation.  This matter was settled during the second quarter of 2006 for $75,488.00.

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

No.

Description

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Grayling Hofer, Chief Accounting Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Grayling Hofer, Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K relating to the quarter ended; (Subsequently to June 30, 2006)

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2006  30

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Date: August 11, 2006