Form 10-Q/A
period 2006-03-31
POWERCOLD CORP
filed 2006-08-24
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires:  January 31, 2008

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

The following report is being amended to remove all references to prior audits for the years ending December 31, 2004 and December 31, 2005, which were withdrawn by our independent registered accountants as disclosed in our Form 8-K filed on July 11, 2006.  Our interim financial statements were not  reviewed by our independent registered accountants as required by Rule 10-01(d), Article 10, of Regulation S-X

INDEX

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
		(unaudited)
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
authorized, 27,523,593 and 25,502,696 shares issued
and outstanding, respectively	27,524	25,503
Additional paid-in capital	23,720,079	22,742,100
Accumulated deficit	(27,760,066)	(27,302,257)
Total Stockholders' Equity (Deficit)	(4,012,463)	(4,534,654)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,473,296	$1,559,696

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended March 31,
	2006	2005	2004
		(restated)	(restated)
REVENUES FROM EQUIPMENT SALES
Equipment	$624,959	$153,528	$127,875
Total Revenues	624,959	153,528	127,875

COST OF REVENUES
Direct labor and material-equipment	394,401	95,206	52,141
Warranty expense	-	-	29,584
Manufacturing supplies	1,427	9,932	4,486
Shipping and handling	8,519	10,530	14,248
Total Cost of Revenues	404,347	115,668	100,458

GROSS PROFIT (LOSS)	220,611	37,860	27,417

OPERATING EXPENSES
Sales, marketing and advertising	89,111	-	18,000
General and administrative	301,576	90,139	139,508
Research and development	82,725	93,453	5,274
Legal and accounting	19,652	39,577	34,755
Depreciation and amortization	19,135	36,937	16,769
Total Operating Expenses	512,200	260,106	214,305

LOSS FROM OPERATIONS	(291,589)	(222,246)	(186,888)

OTHER INCOME (EXPENSES)
Interest income	748	2,083	-
Interest and financing expense	(180,480)	(206,025)	-
Other income	13,512	-	1,175
Total Other Income (Expenses)	(166,220)	(203,943)	1,175

LOSS BEFORE INCOME TAX	(457,809)	(426,188)	(185,713)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(457,809)	(426,188)	(185,713)

LOSS FROM DISCONTINUED OPERATIONS	-	(783,536)	(187,975)

NET LOSS	$(457,809)	$(1,209,724)	$(373,688)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.02)	(0.02)	(0.01)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$-	(0.03)	(0.01)

TOTAL NET LOSS PER COMMON SHARE	$(0.02)	(0.05)	(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	25,055,363	23,585,817	21,703,416

See accompanying condensed notes.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated	Restated
	March 31,	March 31,	March 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(457,809)	$(1,209,724)	$(373,688)
Discontinued operations	-	783,536	187,975
	(457,809)	(426,188)	(185,713)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,135	36,937	16,769
Amortization of discount on note payable	98,885	132,502	-
Issuance of common stock for services	120,000	150,000	4,250
Issuance of common stock for interest	136,115	-	-
Options issued for services	-	23,145	-
Warrants issued for financing fees	-	125,934	-
Warrants issued for services			154,853
(Increase) decrease in assets:
Accounts receivable	(209,241)	-	1,971
Inventories	38,376	(49,024)	3,954
Prepaid expenses	(66,460)	(110,434)	(13,370)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	105,692	262,992	(339,402)
Deposit on sales	55,050	-	-
Cash used in discontinued operations	-	(840,956)	(636,592)
Net cash used in operating activities	(160,256)	(695,092)	(993,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,954)	(92,221)
Deposits	-	140	-
Net cash used in investing activities	-	(8,814)	(92,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	-	(633)
Principal payments on loans	(333,333)	-	-
Proceeds from issuance of shares	125,000	-	-
Proceeds from short-term borrowings	-	-	1,349,368
Proceed (repayment) of short-term borrowings, related party	64,000	(75,000)	(55,000)
Net cash provided by financing activities	(144,333)	(75,000)	1,293,735

Net increase (decrease) in cash	(304,590)	(778,906)	208,234

Cash at beginning of period	400,667	1,306,416	374,678

Cash at end of period	$96,077	$527,510	$582,912

	96,077	527,510	582,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$79,564	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock options exercised for debt repayment	$500,000	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

The following information has not been reviewed by our independent registered accountants as required by  Rule10 -1(d). Article 10 of Regulation S-X.

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

The foregoing unaudited interim financial statements were not prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s unaudited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.  These estimates could be substantially affected by the Company’s review of the prior activities of its prior subsidiary, PowerCold ComfortAir Solultion, Inc. as reported in the Form 8-K filed July 11, 2006.

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2006	December 31, 2005 (unaudited)
Machinery and equipment	$267,556	$267,556
Prototypes and molds	96850	96,850
Furniture and fixtures	85,235	85,235
Total Property and Equipment	449,641	449,841
Less Accumulated Depreciation	251,470	234,874
Net Property and Equipment	$198,171	$214,967

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

NOTE 7 — INTANGIBLE ASSETS

The Company’s intangible assets are summarized as follows:

	March 31, 2006	December 31, 2005 (unaudited)
Patents and related technology	$1,042,263	$1,042,263
Less: Accumulated amortization	937,256	934,716
Net Intangibles Assets	$105,007	$107,547

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

Year Ended December 31, 2004 (unaudited)
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

The above restatement does not reflect any changes which may result from the Company’s Form 8-K filed on July 11, 2006

POWERCOLD CORPORATION AND SUSIDIARIES

FORM 10-Q

March 31, 2006

ITEM  2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

Forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include; interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.  The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand PowerCold  Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes (“Notes”).

On July 6, 2006, Williams & Webster, P.S. our independent registered accountants, notified us that they had determined that certain audit evidence obtained during the audit of PowerCold Corporation’s December 31, 2004 financial statements was misleading and incorrect.  As a result of this information, they believe that the prior filed financial statements are unreliable for the years ending December 31, 2005 and 2004 and have withdrawn their audit reports for those years.  We believe that this information is directly attributed to the accounting functions of the former subsidiary, PowerCold ComfortAir Solutions, Inc. As a result, readers are cautioned that all financial information for the years ending December 31, 2005 and 2004 is unaudited. Williams & Webster, P.S. have not been able to review this filing because of the Form 8-K filed on July 11, 2006.  Therefore this filing does not meet the requirements of Rule 10-01(d), Article 10 of Regulation S-X,

Our financial statements for the year ended December 31, 2005, includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At March 31, 2006 we had an accumulated deficit of $27,760,066 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of March 31, 2006 are $333,117 with reported revenue for the three month period ended March 31, 2006 at $624,959. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.  Our plans for 2005 include concentrating on two specific proprietary applications: Central HVAC Air Condition Systems and Plastic Heat Exchange Products.  During 2006 we experienced a significant growth in revenue from Plastic Heat Exchange Products.   We have expended considerable capital and manpower resources developing these applications over the last two years.  Subsequently, business opportunities from projects for Plastic Heat Exchange Products in 2006 support our plans going forward.  We intend to raise capital through the licensing of our heat exchange technology. Exploratory discussions with several companies are underway for long term (five to ten year) nonexclusive territorial distributions rights for our patented heat exchange technology.  Discussions are ongoing and no agreements have been finalized. We see this as an opportunity to capitalize upon the intellectual property of PowerCold and our ongoing R&D efforts regarding heat exchange technology for the HVAC industry.  Projections regarding revenue, income, margins and cash flow should not be considered a certainty and in fact projections may not be met at all.  We believe that actions presently being taken to increase sales, collect receivables and obtain additional financing as needed provide the opportunity to continue as a going concern.

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, Our CEO and CFO have concluded that our disclosure controls and procedures were effective at that reasonable assurance level for the period stated. They have also concluded that our disclosure controls and procedures are also effective for the purpose of ensuring that material information required to be in this report is made known to Management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Reports on Form 8-K relating to the quarter ended March 31, 2006:

8 – K  July 11, 2006 -  Withdrawal of audit reports for the years ending December 31, 2005 and 2004

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

Date: August 18, 2006