Form 10-K/A
period 2005-12-31
POWERCOLD CORP
filed 2006-09-07
CIK 827055

OMB APPROVAL
OMB Number: 3235-0063 Expires: July 31, 2008 Estimated average burden hours per response: 2,196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

52

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

53

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

53

PART  IV

54

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

54

SIGNATURES

55

PART I

On July 6, 2006 Williams & Webster, PS our independent company auditors, notified us that they had determined that certain audit evidence provided to them during the audit of PowerCold Corporation’s December 31, 2005 financial statements was both misleading and incorrect.  As a result of their past reliance on this information, they believe that the prior filed financial statements are unreliable for the year ending December 31, 2005 and have withdrawn their audit report for the year then ended.   We believe that this information is directly attributed to the accounting functions of the former subsidiary, PowerCold ComforAir Solutions,Inc.  As a result readers are cautioned that all financial information for the years ending December 31, 2005 and 2004, are unaudited.

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

ITEM 6.

SELECTED FINANCIAL DATA

The following table presents selected financial data for PowerCold Corporation and its subsidiaries. The financial data for fiscal years ending December 31, 2001 through December 31, 2003 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report, and should be read in conjunction with those Consolidated Financial Statements and related notes. (1)

SUMMARY STATEMENT OF OPERATIONS (In thousands, except per share data)

Year Ended December 31,	2005	2004	2003	2002	20001
	(unaudited)	(unaudited) (Restated)	(Restated)	(Restated)	(Restated)
Revenues	$ 667	$ 511	$ 620	$ 1,506	$ 814
Operating (loss)	$(2,367)	$(1,141)	$(1,924)	$(3,300)	$(2,191)
Net Income (loss)	$(6,687)	$(4,258)	$(2,657)	$(4,291)	$(2,328)
Net Income (loss) per share
continuing operations	$ (0.06)	$ (0.08)	$ (0.11)	$ (0.25)	$ (0.16)
Net Income/(Loss) per share
discontinued operations	$ (0.20)	$ (0.12)	$ (0.02)

Weighted average number of shares	25,503	22,156	20,163	17,118	15,005

(1)  The financial information provided for 2005 and 2004 is unaudited. See Management’s Discussion and Analysis or Financial Condition and Results of Operation ..

SUMMARY BALANCE SHEET (In thousands, except per share data)

Year Ended December 31,	2005	2004	2003	2002	2001
	(Unaudited)	(unaudited) (Restated)	(Restated)	(Restated)	(Restated)

Total assets	$ 1,560	$8,576	$4,593	$1,685	$2,824
Total liabilities	$ 6,094	$8,545	$3,030	$ 903	$ 485
Long term debt	$ 1,419	$2,764	$ 0	$ 0	$ 0
Shareholders' equity	$(4,535)	$ 30	$1,562	$ 782	$2,339

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

On July 6, 2006, Williams & Webster, P.S. our independent company auditors, notified us that they had determined that certain audit evidence provided to them during the audit of PowerCold Corporation’s December 31, 2005 financial statements was both misleading and incorrect.  As a result of their past reliance on this information, they believe that the prior filed financial statements are unreliable for the year ending December 31, 2005 and have withdrawn their audit reports for the year then ended.  We believe that this information is directly attributed to the accounting functions of the former subsidiary, PowerCold ComfortAir Solutions, Inc. As a result readers are cautioned that all financial information for the years ending December 31, 2005 and December 31, 2004, are unaudited.

Our annual financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

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

The following table sets forth the company's results of continuing operations as a percentage of net sales for the periods indicated below:

	2005 (unaudted)	2004 (unaudited)	(Restated) 2003
Revenue	100%	100%	100%
Cost of Revenue	98%	(1.10%)	1.07%
Gross Margin	2%	(10%)	(7%)
Operating Expense	357%	214%	303%
Operating Income (Loss)	(235%)	(326%)	(367%)
Net Income (Loss)	(235%)	(326%)	(367%)

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

Comparable Fiscal 2005, 2004 and 2003 Results

Consolidated Statements of Operations: Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 and December 31, 2003:

	%Increase (Decrease)	2005 (unaudited)	2004 (unaudited)	2003
Revenue	31%	$ 667,377	$ 511,159	$ 620,209
Gross Profit	127%	$ 13,085	$ (48,772)	$ (45,909)
Operating Loss	108%	$(2,367,405)	$ (1,140,853)	$ (1,924,076)
Net Loss	57%	$(6,687,755)	$ (4,257,631)	$ (2,656,549)
Net Loss Per Share Continuing Operations	25%	$ (0.06)	$ (0.08)	$ (0.11)
Weighted Average Number of Shares	15%	25,055,363	22,156,331	20,163,045

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

Consolidated Balance Sheet:  Fiscal year ended December 31, 2005, December 31, 2004:

	% Increase (Decrease)	2005 (unaudited)	2004 (unaudted)
Total Current Assets	(41.0%)	$ 967,381	$ 1,630,234
Total Assets	(82.0%)	$ 1,559,696	$ 8,575,550
Total Current Liabilities	1.86%	$ 4,675,702	$ 1,634,867
Total Stockholder’s Equity (Deficit)	(1.51%)	$(4,534,654)	$ 30,191

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability. Independent auditors have expressed substantial uncertainties for our continuation as a going concern

We have incurred net losses each year since our inception in 1987 including net losses of approximately $6,700,000 for the year ended December 31, 2005 (unaudited); $4, 300,000 for the year ended December 31, 2004 (unaudted); and $2,600,000 for the year ended December 31, 2003. As of December 31, 2005, we had an accumulated deficit of approximately $27,000,000 (unaudited). The time required to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.  The “cash burn”, defined as the net loss for the period less depreciation, (the average is calculated by dividing by the interval period). The average quarterly cash burn for 2005 was $1,216,237 (unaudited).  The Company publicly reports its financial information in accordance with account principles generally accepted in the United States (GAAP).

The Company also presents financial information that may be considered “non-GAAP financial measures”.  Non-GAAP financial measures, such as “cash burn” as defined above, should be evaluated in conjunction with, and are not a substitute for GAAP financial measures.

Our financial statements for the year ended December 31, 2005, were initially audited by our independent certified public accountants, but who subsequently withdrew their opinion letter on or about July 6, 2006.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $27,302,257 as of December 31, 2005 (unaudited). Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. The number of employees has varied over the previous eighteen month and to some extent is dependant upon the backlog of orders from products manufactured by us.  There has been a net increase in the sales and marketing staff in an effort to increase revenue. This trend is expected to continue as the customer base expands.  Substantial fluctuations in the cost of certain raw materials such as copper tubing and polyethylene resin may temporarily impact, in a negative way, the gross profit margins of equipment sold.  The cost of insurance coverage and regulatory compliance continues to escalate with little near term relief expected. Under the new restructure, we will need to generate revenues of at least $6,000,000 per year based upon current gross margin and operating expenses and without further impairment of accounts receivables to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

On July 6, 2006 Williams & Webster, PS our independent company auditors, notified us that they had determined that certain audit evidence provided to them during he audit of PowerCold Corporation’s December 31, 2005 financial statements was both misleading and incorrect.  As a result of their past reliance on this information, they believe that the prior filed financial statements are unreliable for the year ending December 31, 2005 and have withdrawn their audit report for the year then ended.   We believe that this information is directly attributed to the accounting functions of the former subsidiary, PowerCold ComforAir Solutions, Inc.  As a result readers are cautioned that all financial information for the years ending December 31, 2005 and 2004, are unaudited.

POWERCOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

December 31, 2005

FINANCIAL STATEMENTS

Consolidated Balance Sheets

27

Consolidated Statements of Operations and Comprehensive Loss

28

Consolidated Statement of Stockholders’ Equity

29

Consolidated Statements of Cash Flows

30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2005 (unaudited)	2004 (unaudited)
ASSETS

CURRENT ASSETS
Cash	317,248	1,267,518
Restricted cash	83,419	100,000
Accounts receivable, net of allowance	123,876	-
Note receivable	88,784	-
Inventory	64,030	120,926
Prepaid expenses	290,024	141,790
Total Current Assets	967,381	1,630,234

OTHER ASSETS
Property and equipment, net	214,767	285,104
Patent rights and related technology, net	107,547	165,473
Note receivable, net of current portion	266,351	-
Deposits	3,650	2,000
Total Other Assets	592,315	452,577

NET ASSETS OF DISCONTINUED OPERATIONS	-	6,492,739

TOTAL ASSETS	1,559,696	8,575,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	228,485	153,597
Accrued expenses	958,620	145,253
Accounts payable, related party	988,597	172,236
Customer deposit	500,000	-
Convertible debt, net of discounts	2,000,000	1,166,666
Notes payable, current portion	-	(2,885)
Total Current Liabilities	4,675,702	1,634,867

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	1,418,648	2,755,590
Total Long-term Liabilities	1,418,648	2,755,590

NET LIABILITIES OF DISCONTINUED OPERATIONS	-	4,154,902

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares
authorized, 25,502,696 and 23,485,817 shares issued
and outstanding, respectively	25,503	23,486
Additional paid-in capital	22,742,100	20,621,207
Accumulated deficit	(27,302,257)	(20,614,502)
Total Stockholders' Equity (Deficit)	(4,534,654)	30,191

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	1,559,696	8,575,550

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005 (unaudited)	2004 (unaudited)	2003
REVENUES FROM EQUIPMENT SALES
Equipment	$667,375	$511,159	$620,209
Total Revenues	667,375	511,159	620,209

COST OF REVENUES
Direct labor and material-equipment	352,197	144,138	597,565
Warranty expense	228,614	222,046	-
Manufacturing supplies	47,845	126,266	16,409
Shipping and handling	25,634	67,481	52,144
Total Cost of Revenues	654,290	559,931	666,118
GROSS PROFIT (LOSS)	13,085	(48,772)	(45,909)

OPERATING EXPENSES
Sales, marketing and advertising	92,427	3,015	11,760
General and administrative	1,497,295	656,948	1,596,677
Research and development	405,013	108,838	92,229
Legal and accounting	272,781	223,384	81,039
Depreciation and amortization	112,974	99,896	96,462
Total Operating Expenses	2,380,490	1,092,081	1,878,167
LOSS FROM OPERATIONS	(2,367,405)	(1,140,853)	(1,924,076)

OTHER INCOME (EXPENSES)
Interest income	9,346	28,774	-
Interest and financing expense	(736,719)	(554,404)	(355,086)
Royalties income	1,407,953	-	-
Total Other Income (Expenses)	680,580	(525,630)	(355,086)

LOSS BEFORE INCOME TAX	(1,686,825)	(1,666,483)	(2,279,162)
INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,686,825)	(1,666,483)	(2,279,162)
LOSS FROM DISCONTINUED OPERATIONS	(5,000,930)	(2,591,148)	(377,387)
NET LOSS	(6,687,755)	(4,257,631)	(2,656,549)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(6,687,755)	$(4,257,631)	$(2,676,032)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.07)	$(0.08)	$(0.11)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$(0.20)	$(0.12)	$(0.02)

TOTAL NET LOSS PER COMMON SHARE	$(0.27)	$(0.20)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	25,055,363	22,156,331	20,163,045

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, December 31, 2003	21,576,750	$21,577	$17,798,978	$(16,356,871)	$19,317	$1,562,402

Warrants issued as financing fees	-	-	354,288	-	-	354,288

Common stock options vested for the acquisition of Applied
Building Technology, Inc.	-	-	69,417	-	-	69,417

Common stock issued for services paid in advance at an average of $0.90 per share	120,000	120	107,880	-	-	108,000

Common stock issued for consulting services at an average of $0.97 per share	128,000	128	123,122	-	-	123,250

Exercise of options at $1.00 per common share	210,000	210	209,790	-	-	210,000

Common stock with attached warrants issued for cash at an average of $0.82 per share	390,625	391	319,609	-	-	320,000

Common stock issued for acquisition of patent at $1.50 per share	25,000	25	37,475	-	-	37,500

Common stock issued for loan conversions at $1.62 per share	156,962	157	253,345	-	-	253,502

Common stock warrants exercised for cash at an average of $0.89 per share	878,480	878	778,197	-	-	779,075

Beneficial conversion feature of debt	-	-	569,106	-	-	569,106

Unrealized loss on investments	-	-	-	-	(19,317)	(19,317)

Net loss, year ended December 31, 2004	-	-	-	(4,257,631)	-	(4,337,032)
Balance, December 31, 2004	23,485,817	23,486	20,621,207	(20,614,502)	-	30,191

Stock issued for prepaid consulting at $1.00 per share	100,000	100	99,900	-	-	100,000

Warrants issued for penalty fees	-	-	12,531	-	-	12,531

Warrants issued for extension of debt agreement	-	-	143,304	-	-	143,304

Employee stock options vested	-	-	315,235	-	-	315,235

Stock issued for consulting at $1.04 per share	400,000	400	417,100	-	-	417,500

Stock options exercised for cash at $0.61 per share	695,879	696	422,244	-	-	422,940

Stock issued for acquisition of Sterling Mechanical at $1.53 per share	200,000	200	305,800			306,000

Stock issued for patent at $1.00 per share	5,000	5	4,995	-	-	5,000

Stock options exercised for debt repayment at $0.65 per share	616,000	616	399,784	-	-	400,400

Net loss, year ended December 31, 2005	-	-	-	(6,687,755)	-	(6,687,755)
Balance, December 31, 2005	25,502,696	$25,503	$22,742,100	$(27,302,257)	$-	$(4,534,654)

The accompanying notes are an integral part of these financial statements.

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005 (unaudited)	2004 (unaudited)	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,687,755)	$(4,257,631)	$(2,656,549)
Discontinued operations	5,000,930	2,591,148	377,387
	(1,686,825)	(1,666,483)	(2,279,162)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	112,974	99,896	96,462
Amortization of discount on note payable	527,636	53,460	-
Issuance of common stock for services	517,500	231,250	219,750
Issuance of common stock for interest	-	-	127,000
Options issued for services	315,235	-	-
Warrants issued for financing fees	155,835	354,288	-
(Increase) decrease in assets:
Accounts receivable	(123,876)	(1,974)	294,205
Inventories	56,896	(120,926)	180,433
Prepaid expenses	(148,234)	(141,790)	3,875
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	888,255	(333,200)	241,734
Deposit on sales	500,000	-	-
Accounts payable, related party	816,361	(245,000)	161,108
Cash used in discontinued operations	(3,524,819)	(3,393,196)	(1,539,351)
Net cash used in operating activities	(1,593,062)	(5,163,675)	(2,493,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(194,147)	(96,462)
Additions to Deposits	(1,651)	-	-
Net cash used in investing activities	(10,605)	(194,147)	(96,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	-	(3,921)
Principal payments on loans	(1,002,885)	(302,885)	-
Proceeds from issuance of shares	422,940	2,653,117	2,682,582
Proceeds from short-term borrowings	1,507,461	3,922,256	265,986
Repayment of short-term borrowings, related party	(290,700)	-	-
Net cash provided by financing activities	636,816	6,272,488	2,944,647

Net increase (decrease) in cash	(966,851)	914,666	354,239
Cash at beginning of year	1,367,518	442,852	88,613
Cash at end of period	$400,667	$1,357,518	$442,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$685,939	$-	$2,316
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Beneficial conversion feature of convertible debt	$-	$-	$218,979
Equipment financed with note payable	$-	$23,421	$-
Inventory exchanged for chiller technology	$-	$-	$460,000
Issuance of common stock and options for acquisition	$311,000	$-	$358,916
Issuance of common stock for compensation	$-	$-	$3,750
Issuance of common stock for payment of interest and
financing expenses	$-	$-	$127,000
Issuance of common stock for services	$517,500	$231,250	$216,000
Issuance of options for services	$315,235	$-	$-
Settlement of commitment and contingencies with options
and cancellation of options	$-	$-	$208,486
Warrants issued for financing fees	$155,835	$354,288	$-
Stock options exercised for debt repayment	$400,400	$-	$-

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

Inventories at December 31, 2005 and 2004 consist of raw materials.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)
Machinery and equipment	$267,556	$267,556
Prototypes and molds	96850	96,850
Furniture and fixtures	85,235	85,235
Total Property and Equipment	449,641	449,841
Less Accumulated Depreciation	234,874	164,537
Net Property and Equipment	$214,767	$285,104

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

NOTE 8 — INTANGIBLE ASSETS

The Company’s intangible assets are summarized as follows:

	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)
Patents and related technology	$1,042,263	$1,042,263
Less: Accumulated amortization	934,716	876,790
Net Intangibles Assets	$107,547	$165,473

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

The significant components of the approximate deferred tax asset at December 31, 2004, 2003 and 2002 were as follows:

	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)	December 31, 2003
Net operating loss carryforward	$18,590,000	$12,000,000	$8,300,000
Warrants issued for expenses	$297,000	$309,000	$97,000

Unrealized net gain (loss) on investments	$-	$(19,000)	$19,000
Deferred tax asset	$6,320,000	$4,100,000	$2,800,000
Deferred tax asset valuation allowance	$(6,320,000)	$(4,100,000)	$(2,800,000)

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

The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of PCAS in 2005.  Condensed results of discontinued segments are as follows:

	December 31, 2004 (unaudited)	December 31, 2003
Net Sales	$8,579,584	3,450,267

Net Income (Loss)	$(2,591,148)	$(377,387)

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

Independent Auditors' Reports:

Report on the 2003 Financial Statements

Consolidated Financial Statements:

Balance Sheets – December 31, 2005 (unaudited), 2004 (unaudited) and 2003

Statements of Operations – Years ended December 31, 2005 (unaudited), 2004 (unaudited) and 2003

Statements of Stockholders’ Equity – Years ended December 31, 2005 (unaudited), 2004 (unaudited) and 2003

Statements of Cash Flows – Years ended December 31, 2005 (unaudited), 2004 (unaudited) and 2003

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

Dated: September 7, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/  Francis L. Simola

Francis L. Simola

Chairman and President

Chief Executive Officer

Dated: September 7, 2006

By:  /s/  Grayling Hofer

Grayling Hofer

Chief Accounting Officer

Principal Financial Officer

Dated: September 7, 2006

By:  /s/ Joseph C. Cahill

Joseph C. Cahill

Director

Dated: September 7, 2006

By:  /s/  Robert W. Yoho

Robert W. Yoho

Director

Dated: September 7, 2006