Form 10-Q/A
period 2005-03-31
POWERCOLD CORP
filed 2006-09-08
CIK 827055

     OMB APPROVAL

OMB Number: 3235-0070

Expires: March 31, 2006

Estimated average burden

hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 6

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2005 (Restated) (unaudited)	2004 (unaudited)	2003
ASSETS
CURRENT ASSETS
Cash	$427,510	$1,206,416	$374,678
Restricted cash	100,000	100,000	-
Contracts and retentions receivable, net of allowance	5,974,986	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	169,950	120,926	11,156
Prepaid expenses	252,224	141,790	100,118
Total Current Assets	6,924,670	6,980,242	3,119,982
OTHER ASSETS
Property and equipment, net	319,862	335,675	135,858
Patent rights and related technology, net	1,210,141	1,248,805	1,306,731
Securities available for sale	-	-	19,317
Deposits	10,688	10,828	10,828
Total Other Assets	1,540,691	1,595,308	1,472,734
TOTAL ASSETS	$8,465,361	$8,575,550	$4,592,716
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and retentions payable	$4,217,303	$3,577,077	$896,447
Accrued expenses	277,175	189,387	356,583
Billings in excess of costs and estimated earnings
on contracts in progress	389,255	380,873	947,807
Commissions and royalty payable	258,574	252,948	8,180
Accounts payable, related party	97,236	172,236	417,236
Convertible debt, net of discounts	1,666,666	1,166,666	334,014
Notes payable, current portion	43,715	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	6,949,924	5,781,223	2,960,899
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	2,388,092	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Capital lease payable, net of current portion	-		-
Total Long-term Liabilities	2,395,892	2,764,136	-
COMMITMENTS AND CONTINGENCIES	-	-	69,417
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 23,635,817; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	23,638	23,486	21,578
Additional paid-in capital	20,920,133	20,621,207	17,384,460
Accumulated deficit	(21,724,097)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(880,455)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$8,465,361	$8,575,550	$4,592,716

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    4

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2005 (Restated) (unaudited)	2004 (unaudited).	2003
REVENUES
Contracts including equipment	$1,424,770	$2,113,228	$-
Equipment	153,528	127,875	1,112,334
Total Revenues	1,572,388	2,241,103	1,112,334

COST OF REVENUES
Direct labor and equipment-contracts	1,145,148	1,479,497	-
Direct labor and material-equipment	95,206	52,141	919,478
Warranty expense	-	52,413	-
Manufacturing supplies	9,942	4,486	-
Shipping and handling	11,093	24,337	-
Total Cost of Revenues	1,261,389	1,612,873	919,478

GROSS PROFIT (LOSS)	310,999	628,230	192,856

OPERATING EXPENSES
Sales, marketing and advertising	484,224	181,097	95,934
General and administrative	623,562	607,627	454,127
Research and development	93,453	5,274	-
Legal and accounting	39,577	34,755	-
Depreciation and amortization	43,014	19,575	25,068
Total Operating Expenses	1,283,829	848,327	575,129

LOSS FROM OPERATIONS	(972,830)	(220,097)	(382,273)

OTHER INCOME (EXPENSES)
Interest income	53,520	-	60
Interest and financing expense	(290,414)	(154,250)	(242)
Other income (expense)	-	659	68
Total Other Income (Expenses)	(236,894)	(153,591)	(114)

LOSS BEFORE INCOME TAX	(1,209,724)	(373,688)	(382,387)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,209,724)	(373,688)	(382,387)

NET LOSS	(1,209,724)	(373,688)	(382,387)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)

COMPREHENSIVE LOSS	$(1,209,724)	$(373,688)	$(401,870)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,585,817	21,703,416	19,002,066

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    5

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2005 (Restated) (unaudited)	2004 (unaudited)	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,209,724)	$(373,688)	$(382,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,014	-	25,068
Amortization of discount on note payable	132,502	-	-
Issuance of common stock for services	150,000	4,250	120,000
Options issued for services	23,145	-	-
Warrants issued for financing fees	125,931	-	-
Warrants issued for services	-	154,853	-
(Increase) decrease in assets:
Accounts receivable	(563,876)	(1,141,699)	(711,081)
Inventories	(49,024)	3,954	27,324
Prepaid expenses	(88,149)	18,131	(88,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	733,640	(487,299)	600,068
Accounts payable, related party	(75,000)	(55,000)	-
Billings in excess of costs	8,382	889,813	-
Net cash used in operating activities	(769,159)	(986,685)	(409,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(111,531)	-
Purchase of technology	-	19,310	-
Deposits	140	-	(10,153)
Net cash used in investing activities	(8,814)	(92,221)	(10,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(633)	(577)
Principal payments on loans	(933)	-	-
Proceeds from issuance of shares under private placement	-	-	425,000
Proceeds from short-term borrowings	-	1,349,368	5,000
Repayment of short-term borrowings, related party	-	-	(5,823)
Net cash provided by financing activities	(933)	1,348,735	423,600

Net increase (decrease) in cash	(778,906)	269,829	4,314
Cash at beginning of year	1,306,416	374,678	93,372
Cash at end of period	$527,510	$644,507	$97,686

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    6

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$79,564	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for prepaid consulting	$100,000	$-	$-
Issuance of common stock for compensation	$-	$-	$208,750
Issuance of common stock for services	$50,000	$120,000	$-
Warrants issued for financing fees	$125,931	$-	$-
Issuance of options for services	$23,145	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    7

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

The foregoing unaudited interim financial statements were not prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s unaudited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

	Contract	Contract	Gross
	Revenue (unaudited)	Cost (unaudited)	Profit (unaudited)
Total activity	$1,424,770	$1,145,148	$279,622

Contracts completed during the three month period	$984,770	$775,893	$279,622

Contract in progress at March 31, 2005	$440,000	$389,255	$50,744

Cumulative costs to date			$1,921,041
Cumulative gross profit to date			$508,500
Cumulative revenue earned			$2,429,541
Less progress bilings to date			$2,140,286

Net over billings			$389,255

Costs and estimated earning on contract
in progrss in excess of billings			-
Billings in excess of costs and estimated
earnings on contracts in progress net over billings			$389,255

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    9

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

		Year Ended December 31, 2004 (unaudited)		Year Ended December 31, 2003
Net loss as reported	$	(4,337,032)	$	(2,656,548)
Adjustment required by SFAS 123		(3,794,926)		(492,597)
Pro forma net loss	$	(8,131,958)	$	(3,149,145)
Pro forma net loss per share, basic and diluted		$(0.40)		$(0.16)

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2003	4,095,891	$1.06
Granted	712,725	1.37
Exercised	(300,000)	0.50
Rescinded or expired	(456,333)	1.06
Outstanding and exercisable at December 31, 2003	4,052,283	1.16
Granted Exercised Rescinded or expired	3,075,799 (210,000) (1,519,579)	1.61 1.00 1.38
Outstanding and exercisable at December 31, 2004	5,398,503	1.36
Granted Exercised Rescinded or expired	50,000 (0) (60,000)	1.65 0 1.50
Exercisable at March 31, 2005	5,388,503	$1.36
Weighted average fair value of options granted during 2005		$1.65

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    10

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    13

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

Forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include; interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.  The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand PowerCold  Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our (unaudited) financial statements and the accompanying notes (“Notes”).

On July 6, 2006, Williams & Webster, P.S. our independent registered accountants, notified us that they had determined that certain audit evidence obtained during the audit of PowerCold Corporation’s December 31, 2004 financial statements was misleading and incorrect.  As a result of this information, they believe that the prior filed financial statements are unreliable for the years ending December 31, 2005 and 2004 and have withdrawn their audit reports for those years.  We believe that this information is directly attributed to the accounting functions of the former subsidiary, PowerCold ComfortAir Solutions, Inc. As a result, readers are cautioned that all financial information for the years ending December 31, 2005 and 2004 is unaudited. Williams & Webster, P.S. have not been able to review this filing because of the Form 8-K filed on July 11, 2006.  Therefore this filing does not meet the requirements of Rule 10-01(d), Article 10 of Regulation S-X,

Our financial statements for the year ended December 31, 2004, are not audited. The report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements (unaudited) contemplate continuation of the Company as a going concern.  At March 31, 2005 we had an accumulated deficit of $21,724,097 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of March 31, 2005 are $5,974,986 with reported revenue for the three month period ended March 31, 2005 at $1,572,388. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    15

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    16

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    17

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    18

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    19

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    20

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    21

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    22

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    23

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    24

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    25

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

ITEM 4.  CONTROLS AND PROCEDURES

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    26

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    27

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    28

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    29

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Reports on Form 8-K relating to the quarter ended March 31, 2005:

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

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Grayling Hofer, Chief Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Grayling Hofer, Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, MARCH 31, 2005    30

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

September 7, 2006