Form 10-Q/A
period 2005-06-30
POWERCOLD CORP
filed 2006-09-08
CIK 827055

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,
	2005	December 31,
	(Restated) (unaudited)	2004 (unaudited)	2003
ASSETS
CURRENT ASSETS
Cash	$467,459	$1,206,416	$374,678
Restricted cash	103,694	100,000	-
Contracts and retentions receivable, net of allowance	6,579,178	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	171,504	120,926	11,156
Prepaid expenses	320,427	141,790	100,118
Total Current Assets	7,642,262	6,980,242	3,119,982
OTHER ASSETS
Property and equipment, net	296,569	335,675	135,858
Patent rights and related technology, net	1,359,382	1,248,805	1,306,731
Contracts in place	216,425	-	-
Securities available for sale	-	-	19,317
Deposits	12,479	10,828	10,828
Total Other Assets	1,884,855	1,595,308	1,472,734
TOTAL ASSETS	$9,527,117	$8,575,550	$4,592,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and retentions payable	$4,684,600	$3,577,077	$896,447
Accrued expenses	312,141	189,387	356,583
Billings in excess of costs and estimated earnings
on contracts in progress	380,873	380,873	947,807
Commissions and royalty payable	165,563	252,948	8,180
Accounts payable, related party	783,597	172,236	417,236
Convertible debt, net of discounts	1,166,667	1,166,666	334,014
Notes payable, current portion	41,764	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	7,535,205	5,781,223	2,960,899
LONG-TERM LIABILITIES
Convertible note payable, net of current portion	3,020,235	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Total Long-term Liabilities	3,028,035	2,764,136	-
COMMITMENTS AND CONTINGENCIES	56,105	-	69,417
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 24,731,696; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	24,732	23,486	21,578
Additional paid-in capital	22,009,614	20,621,207	17,384,460
Accumulated deficit	(23,126,574)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(1,092,228)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,527,117	$8,575,550	$4,592,716

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         4

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended June 30,
	2005	2004	2003
	Unaudited (Restated)	Unaudited
REVENUES
Contracts including equipment	$1,435,739	$2,125,955	$-
Equipment	365,043	235,155	2,138,976
Total Revenues	1,800,782	2,361,110	2,138,976

COST OF REVENUES
Direct labor and equipment-contracts	1,199,934	1,678,490	-
Direct labor and material-equipment	280,268	53,034	1,758,372
Warranty expense	39,990	46,841	-
Manufacturing supplies	14,662	8,167	-
Shipping and handling	1,825	41,569	-
Total Cost of Revenues	1,536,965	1,828,101	1,758,372

GROSS PROFIT (LOSS)	263,817	533,009	380,604

OPERATING EXPENSES
Sales, marketing and advertising	180,560	28,898	4,147
General and administrative	582,886	743,914	751,275
Research and development	243,500	15,883	-
Legal and accounting	103,134	132,716	-
Depreciation and amortization	20,928	32,793	46,063
Total Operating Expenses	1,131,008	954,204	801,485

LOSS FROM OPERATIONS	(867,191)	(421,195)	(420,881)

OTHER INCOME (EXPENSES)
Interest income	(48,679)	467	59
Interest and financing expense	(462,271)	(154,340)	(953)
Other income (expense)	69,884	1,374	237,529
Total Other Income (Expenses)	(441,066)	(152,499)	236,635

LOSS BEFORE INCOME TAX	(1,308,257)	(573,694)	(184,246)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,308,257)	(573,694)	(184,246)
NET LOSS	(1,308,257)	(573,694)	(184,246)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	-
COMPREHENSIVE LOSS	$(1,308,257)	$(573,694)	$(184,246)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	24,266,403	21,805,083	19,202,066

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         5

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Six Months Ended June 30,
	2005	2004	2003
	Unaudited (Restated)	Unaudited
REVENUES
Contracts including equipment	$2,860,509	$4,239,183	$-
Equipment	518,571	363,030	3,251,310
Total Revenues	3,379,080	4,602,213	3,251,310

COST OF REVENUES
Direct labor and equipment-contracts	2,345,082	3,157,987	-
Direct labor and material-equipment	375,474	105,175	2,677,850
Warranty expense	39,990	99,254	-
Manufacturing supplies	24,594	12,653	-
Shipping and handling	13,214	65,906	-
Total Cost of Revenues	2,798,354	3,440,975	2,677,850
GROSS PROFIT (LOSS)	580,726	1,161,238	573,460

OPERATING EXPENSES
Sales, marketing and advertising	664,784	209,995	100,081
General and administrative	1,206,448	1,411,818	1,205,402
Research and development	336,953	21,157	-
Legal and accounting	142,711	167,471	-
Depreciation and amortization	63,942	52,368	71,131
Total Operating Expenses	2,414,838	1,862,809	1,376,614
LOSS FROM OPERATIONS	(1,834,112)	(701,571)	(803,154)

OTHER INCOME (EXPENSES)
Interest income	4,841	467	119
Interest and financing expense	(752,685)	(309,249)	(1,195)
Other income (expense)	69,884	1,374	237,597
Total Other Income (Expenses)	(677,960)	(307,408)	236,521
LOSS BEFORE INCOME TAX	(2,512,072)	(1,008,979)	(566,633)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,512,072)	(1,008,979)	(566,633)

NET LOSS	(2,512,072)	(1,008,979)	(566,633)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(2,512,072)	$(1,008,979)	$(586,116)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.11)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	23,884,443	21,754,805	19,102,066

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         6

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004	2003
	Unaudited (Restated)	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,512,072)	$(1,008,979)	$(566,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,616	52,368	71,131
Amortization of discount on note payable	264,645	-	(196,324)
Issuance of common stock for services	420,000	188,250	145,800
Options issued for services	62,008	-	-
Warrants issued for financing fees	155,835	-	-
Warrants issued for serivces	-	309,706	-
(Increase) decrease in assets:
Accounts receivable	(1,168,068)	(2,596,385)	(2,413,680)
Inventories	(50,578)	(124,189)	(13,543)
Prepaid expenses	-	-	(56,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	984,674	(50,405)	1,662,139
Accounts payable, related party	-	(28,000)	-
Billings in excess of costs	-	1,185,848	207,937
Net cash used in operating activities	(1,757,940)	(2,071,786)	(1,159,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,954)	(115,341)	(5,416)
Purchase of technology	-	-	-
Deposits	(1,651)	-	(13,808)
Net cash used in investing activities	(10,605)	(115,341)	(19,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(632)	(1,195)
Principal payments on loans	(1,018)	-	-
Proceeds from issuance of shares	422,940	670,309	1,975,001
Proceeds from borrowings	-	1,597,203	5,000
Net proceeds from borrowings, related party	611,360	-	(44,524)
Net cash provided by financing activities	1,033,282	2,266,880	1,934,282

Net increase (decrease) in cash	(735,263)	79,753	755,760

Cash at beginning of year	1,306,416	374,678	93,372

Cash at end of period	$571,153	$454,431	$849,132

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         7

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$173,106	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Issuance of common stock for prepaid consulting	$420,000	$100,000	$-
Issuance of common stock for services	$-	$188,250	$145,800
Warrants issued for financing fees	$155,835	$309,706	$-
Issuance of options for services	$62,008	$-	$-
Stock issue for acquisition	$306,000	$-	$-

See accompanying condensed notes.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         8

POWERCOLD CORPORATION

CONDENSED NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

The following information has not been reviewed by our independent registered accountants as required by  Rule10 -1(d). Article 10 of Regulation S-X.

NOTE 1 –BASIS OF PRESENTATION

The foregoing unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2004.  In the opinion of management, the unaudited consolidated interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The foregoing unaudited interim financial statements were not prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s unaudited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         15

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

The above restatement does not reflect any changes which may result from the Company’s Form 8-K filed on July 11, 2006

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         16

ITEM  2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

Forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include; interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.  The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand PowerCold  Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our(unaudited) financial statements and the accompanying notes (“Notes”).

On July 6, 2006, Williams & Webster, P.S. our independent registered accountants, notified us that they had determined that certain audit evidence obtained during the audit of PowerCold Corporation’s December 31, 2004 financial statements was misleading and incorrect.  As a result of this information, they believe that the prior filed financial statements are unreliable for the years ending December 31, 2005 and 2004 and have withdrawn their audit reports for those years.  We believe that this information is directly attributed to the accounting functions of the former subsidiary, PowerCold ComfortAir Solutions, Inc. As a result, readers are cautioned that all financial information for the years ending December 31, 2005 and 2004 is unaudited. Williams & Webster, P.S. have not been able to review this filing because of the Form 8-K filed on July 11, 2006.  Therefore this filing does not meet the requirements of Rule 10-01(d), Article 10 of Regulation S-X,

Our financial statements for the year ended December 31, 2004, have been prepared assuming we will continue as a going concern. We have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements contemplate continuation of the Company as a going concern.  At June 30, 2005 we had an accumulated deficit of $23,126,574 and recurring losses from operations for each year presented.  Property, equipment, accounts receivables and intangibles comprise a material portion of the Company's assets. Accounts receivable as of June 30, 2005 are $6,579,178 with reported revenue for the three month period and six month period ended June 30, 2005 at $1,806,692 and $3,379,080 respectively. The recovery of these assets is dependent upon the collection of outstanding receivables and achieving profitable operations.  The ultimate outcome of these uncertainties cannot presently be determined.  We actively seek sufficient financing to support our growth and achieve profitability.  Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations.

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         17

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         18

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         19

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         20

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         21

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         22

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         23

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         24

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         25

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         26

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         27

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         28

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         29

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         30

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

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         31

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Reports on Form 8-K relating to the quarter ended  June 30, 2005:

8 – K  July 11, 2006 -  Withdrawal of audit reports for the years ending December 31, 2005 and 2004

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         32

Item 6.  Exhibits

(a)   Exhibits

No.

Description

Exhibit 31.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Grayling Hofer, Chief Accounting Officer and Principal Financial Officer

pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Francis L. Simola, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Grayling Hofer, Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

POWERCOLD CORPORATION AND SUBSIDIARIES FORM 10Q/A, JUNE 30, 2005         33

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERCOLD CORPORATION

/S/ Francis L. Simola

Francis L. Simola

President and CEO

Dated:  September 7, 2006