Form 10-Q/A
period 2005-09-30
POWERCOLD CORP
filed 2006-09-08
CIK 827055

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

34

Signature

35

Powercold Corporation Form 10Q - September 30, 2005

PART I

Item 1 - Consolidated Financial Statements

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2005 (Restated) (unaudited)	2004 (unaudited)	2003
ASSETS

CURRENT ASSETS
Cash	$1,459,865	$1,206,416	$374,678
Restricted cash	85,835	100,000	-
Contracts and retentions receivable, net of allowance	3,638,877	5,411,110	2,388,495
Costs and estimated earnings in excess
on contracts in progress	-	-	245,535
Inventory	136,334	120,926	11,156
Prepaid expenses	249,130	141,790	100,118
Total Current Assets	5,570,041	6,980,242	3,119,982

OTHER ASSETS
Property and equipment, net	273,575	335,675	135,858
Patent rights and related technology, net	1,355,062	1,248,805	1,306,731
Securities available for sale	-	-	19,317
Deposits	12,479	10,828	10,828
Total Other Assets	1,641,116	1,595,308	1,472,734

	-	-	-

TOTAL ASSETS	$7,211,157	$8,575,550	$4,592,716

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2005 (Restated) (unaudited)	2004 (unaudited)	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts and retentions payable	$4,231,767	$3,577,077	$896,447
Accrued expenses	610,446	189,387	356,583
Accrued interest	20,039	-	-
Billings in excess of costs and estimated earnings
on contracts in progress	380,873	380,873	947,807
Commissions and royalty payable	145,153	252,948	8,180
Accounts payable, related party	1,478,597	172,236	417,236
Convertible debt, net of discounts	2,000,000	1,166,666	334,014
Notes payable, current portion	48,305	42,036	-
Current portion of capital lease payable	-	-	632
Total Current Liabilities	8,915,180	5,781,223	2,960,899

LONG-TERM LIABILITIES
Convertible note payable, net of current portion	1,819,762	2,755,590	-
Note payable, net of current portion	7,800	8,546	-
Capital leae payable, net of current portion	-		-
Total Long-term Liabilities	1,827,562	2,764,136	-

COMMITMENTS AND CONTINGENCIES		-	69,417

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001
par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 200,000,000
shares authorized, 24,731,696; 21,576,750, and 18,442,066
shares issued and outstanding, respectively	24,832	23,486	21,578
Additional paid-in capital	22,069,514	20,621,207	17,384,460
Accumulated deficit	(25,625,931)	(20,614,502)	(15,862,955)
Accumulated other comprehensive income	-	-	19,317
Total Stockholders' Equity (Deficit)	(3,531,585)	30,191	1,562,399
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,211,157	$8,575,550	$4,592,716

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,
	2005 (Restated) (unaudited)	2004 (unaudited)	2003
REVENUES
Contracts including equipment	$3,413,325	$7,348,302	$-
Equipment	642,435	-	3,251,310
Total Revenues	4,055,760	7,348,302	3,251,310

COST OF REVENUES
Direct labor and equipment-contracts	2,924,425	5,750,312	-
Direct labor and material-equipment	549,174	-	2,677,850
Warranty expense	273,184	-	-
Manufacturing supplies	42,081	-	-
Shipping and handling	20,157	-	-
Total Cost of Revenues	3,809,021	5,750,312	2,677,850
GROSS PROFIT (LOSS)	246,739	1,597,990	573,460

OPERATING EXPENSES
Sales, marketing and advertising	928,555	675,915	100,081
General and administrative	2,061,357	2,165,718	1,205,402
Research and development	513,243	-	-
Legal and accounting	200,833		-
Bad Debt	2,021,122	250,000
Depreciation and amortization	111,450	82,355	71,131
Total Operating Expenses	5,836,559	3,173,988	1,376,614

LOSS FROM OPERATIONS	(5,589,821)	(1,575,998)	(803,154)

OTHER INCOME (EXPENSES)
Interest income	7,165	4,500	119
Interest and financing expense	(976,925)	(311,460)	(1,195)
Other income roylaties (expense)	1,429,356
Other income (expense)	118,796	5,423	237,597
Total Other Income (Expenses)	578,392	(301,537)	236,521

LOSS BEFORE INCOME TAX	(5,011,429)	(1,877,535)	(566,633)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(5,011,429)	(1,877,535)	(566,633)

NET LOSS	(5,011,429)	(1,877,535)	(566,633)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	(19,483)
COMPREHENSIVE LOSS	$(5,011,429)	$(1,877,535)	$(586,116)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.20)	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	24,798,363	21,754,805	19,102,066

See accompanying condensed notes.

Powercold Corporation Form 10Q - September 30, 2005

POWERCOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2005 (Restated) (unaudited)	2004 (unaudited)	2003
REVENUES
Contracts including equipment	$552,816	$2,540,666	$-
Equipment	123,864	205,424	2,138,976
Total Revenues	676,680	2,746,090	2,138,976

COST OF REVENUES
Direct labor and equipment-contracts	579,343	2,309,337	-
Direct labor and material-equipment	173,700	-	1,758,372
Warranty expense	233,194	-	-
Manufacturing supplies	17,487	-	-
Shipping and handling	6,943	-	-
Total Cost of Revenues	1,010,667	2,309,337	1,758,372
GROSS PROFIT (LOSS)	(333,987)	436,753	380,604

OPERATING EXPENSES
Sales, marketing and advertising	263,771	149,463	4,147
General and administrative	854,909	565,272	751,275
Research and development	176,290	-	-
Legal and accounting	58,122	-	-
Bad Debt	2,021,122	250,000
Depreciation and amortization	47,508	29,986	46,063
Total Operating Expenses	3,421,721	994,721	801,485
LOSS FROM OPERATIONS	(3,755,709)	(557,968)	(420,881)

OTHER INCOME (EXPENSES)
Interest income	2,324	4,033	59
Interest and financing expense	(224,240)	(2,211)	(953)
Other income royalties (expense)	1,429,356
Other income (expense)	48,912	4,049	237,529
Total Other Income (Expenses)	1,256,352	5,871	236,635

LOSS BEFORE INCOME TAX	(2,499,357)	(552,097)	(184,246)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,499,357)	(552,097)	(184,246)

NET LOSS	(2,499,357)	(552,097)	(184,246)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	-	-	-
COMPREHENSIVE LOSS	$(2,499,357)	$(552,097)	$(184,246)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.10)	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	24,798,363	21,754,805	19,202,066

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

The foregoing unaudited interim financial statements were not prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s unaudited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

Powercold Corporation Form 10Q - September 30, 2005

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Reports on Form 8-K relating to the quarter ended September 30, 2005:

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